Form 10-Q
period 1995-02-28
SOFTECH INC
filed 1995-04-14
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                             ___________________


        For the Quarter Ended                 Commission File Number
          February 28, 1995                          0-10665

                                SOFTECH, INC.

       State of Incorporation              IRS Employer Identification
           Massachusetts                           04-2453033

             460 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS  02154
                          Telephone (617) 890-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]       No  [ ]

The number of shares outstanding of registrant's common stock at February 28, 1995 was 4,050,047 shares.

                                 SOFTECH, INC.

                                    INDEX


                                                                       Page
PART I.  Financial Information                                         Number

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets
             February 28, 1995 and May 31, 1994                        3

            Consolidated Condensed Statements of Income -
             Three and Nine Months Ended February 28, 1995 and
             February 28, 1994                                         4 - 5

            Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended February 28, 1995 and
             February 28, 1994                                         6

            Notes to Consolidated Condensed Financial Statements       7 - 9

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10 - 12

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                           13

                       PART I.  FINANCIAL INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                    February 28,      May 31,
                                                    1995              1994

ASSETS

Cash and cash equivalents                           $   720,575       $ 3,976,929

Marketable securities, at cost                          993,318         9,154,622

Accounts receivable                                  12,247,524         6,307,242

Inventory                                             2,836,376         1,135,325

Prepaid expenses and other assets                     1,572,731           515,567

Deferred income taxes                                      ----           105,214

Net assets of discontinued operations (Note F)        1,434,986           960,366

Total current assets                                 19,805,510        22,155,265

Property and equipment, net (Note E)                  2,417,472           967,515

Goodwill                                              4,977,485         1,299,423

Other assets                                             96,692            36,833

Deferred income taxes                                   760,351           644,925

TOTAL ASSETS                                        $28,057,510       $25,103,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $ 2,160,344       $ 1,949,466

Accrued expenses                                      1,693,836         1,061,871

Deferred maintenance revenue                            976,218         1,210,503

Federal and state income taxes payable                     ----            40,129

Total current liabilities                             4,830,398         4,261,969

Stockholders' equity (Note E)                        23,227,112        20,841,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,057,510       $25,103,961


    See accompanying notes to consolidated condensed financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                       Three Months Ended
                                                 -----------------------------
                                                 February 28,     February 28,
                                                     1995             1994

Revenue

  Products                                       $ 9,677,053      $ 3,994,450

  Services                                         3,223,355        2,195,504

      Total revenue                               12,900,408        6,189,954

Cost of products sold                              7,787,466        3,005,529

Cost of services provided                          1,765,024        1,664,265

Gross margin                                       3,347,918        1,520,160

Selling, general and administrative                3,352,460        1,132,026

Software development costs (Note C)                  737,030             ----

Operating income/(loss)                             (741,572)         388,134

Interest income                                       22,858           76,997

Income/(loss) from continuing operations
 before taxes                                       (718,714)         465,131

Provision/(benefit) for federal and state
 income taxes                                       (200,000)         116,103

Income/(loss) from continuing operations            (518,714)         349,028

Discontinued operations (Notes B and F)
  Gain from disposal (less applicable provision
   for income taxes of $254,508)                        ----        1,018,031

Net income/(loss)                                $  (518,714)     $ 1,367,059

Income/(loss) from continuing operations
 per common share                                $     (0.13)     $      0.09

Net income/(loss) per common share               $     (0.13)     $      0.35

Weighted average common shares outstanding         4,048,893        3,877,873


        See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                Nine Months Ended
                                                         ------------------------------
                                                         February 28,      February 28,
                                                             1995              1994

Revenue

  Products                                               $27,939,423       $11,071,904

  Services                                                 8,099,250         5,633,181

      Total revenue                                       36,038,673        16,705,085

Cost of products sold                                     22,257,899         8,510,751

Cost of services provided                                  4,448,178         4,276,651

Gross margin                                               9,332,596         3,917,683

Selling, general and administrative                        8,458,116         3,148,036

Software development costs (Note C)                          737,030              ----

Operating income                                             137,450           769,647

Interest income                                              136,457           190,122

Income from continuing operations before taxes               273,907           959,769

Provision for federal and state income taxes                  97,786           224,703

Income from continuing operations                            176,121           735,066

Discontinued operations (Notes B & F)
  Income from operations (less applicable provision
   for income taxes of $236,090)                                ----           518,101

  Gain from disposal (less applicable provision for
   income taxes of $301,458)                                    ----         1,121,082

Cumulative effect on prior years of change in
 accounting for income taxes (Note D)                           ----           232,700

Net income                                               $   176,121       $ 2,606,949

Income from continuing operations per common share       $      0.04    $         0.19

Net income per common share                              $      0.04    $         0.69

Weighted average common shares outstanding                 3,942,266         3,770,554


        See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           February 28,     February 28,
                                                           1995             1994

Cash flows from operating activities:
  Net income                                               $   176,121      $ 2,606,949
Adjustments to reconcile income to net cash
 provided by operating activities:
  Depreciation and amortization                              1,127,162          516,342
  Current and deferred federal and state taxes                (216,552)        (220,267)
Change in current assets and liabilities net of effects
 from purchase of CCS, SCI and MCI in fiscal year 1995:
  Accounts receivable                                       (3,975,823)      (1,771,357)
  Inventory                                                     46,907         (791,245)
  Prepaid expenses and other assets                           (838,861)        (296,001)
  Accounts payable                                            (117,918)        (556,472)
  Accrued expenses                                             (33,523)          70,114
  Deferred maintenance revenue                                (234,285)         441,181
  Net assets from discontinued operations                     (474,620)       1,885,950
  Total adjustments                                         (4,717,513)        (721,755)

  Net cash provided/(used) by operating activities          (4,541,392)       1,885,194

Cash flows from investing activities:
  Purchase of property and equipment, net                     (996,575)        (564,837)
  Proceeds from sale of marketable securities                8,161,304        4,231,000
  Payments to acquire marketable securities                                  (8,504,848)
  Payment for purchase of CCS, SCI, and MCI, net of
   cash acquired                                            (8,045,732)            ----
  Other investing activities                                   (42,959)           3,479
  Net cash used by investing activities                       (923,962)      (4,835,206)

Cash flows from financing activities:
  Payments to acquire treasury shares                             ----         (681,642)
  Exercise of stock options                                    192,892          370,044
  Shares issued in connection with acquisition
   of SCI & MCI                                              2,016,108             ----
  Net cash provided/(used) by financing activities           2,209,000         (311,598)

Net decrease in cash and cash equivalents                   (3,256,354)      (3,261,610)

Cash and cash equivalents, beginning of period               3,976,929        3,872,599

Cash and cash equivalents, end of period                   $   720,575      $   610,989


        See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the Company) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations.

(B) The consolidated financial statements have been restated to reflect the net assets and operating results of the Government Services Division ("GSD") and Compass, Inc. as discontinued operations (see Note F). The assets and liabilities of the discontinued businesses have been reclassified in the Consolidated Condensed Balance Sheets as Net assets of discontinued operations. The operating results of the GSD and Compass are shown net of taxes in the Consolidated Condensed Statements of Income as Income from operations or Gain from disposal.

(C) The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS
      86). During the first half of FY95, the Company capitalized $422,214 of software development costs. During the quarter ended February 28, 1995, the Company determined that the recoverability of these costs had become uncertain due to significant delays in the product development effort and has written off the previously capitalized software development costs of $422,214, along with $314,816 of costs incurred during the third quarter of FY95. Future development costs on this project will be expensed as incurred.

(D) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109) as of June 1, 1993. The adoption of this statement resulted in a cumulative effect of a change in accounting principle of approximately $233,000, primarily due to the recognition of deferred tax assets previously not recorded under SFAS No. 96.

(E)   Details of certain balance sheet captions are as follows:

                                                February 28        May 31,
                                                1995               1994

Property and equipment                          $ 5,146,419        $ 3,299,136
Accumulated depreciation and amortization         2,728,946          2,331,621

Property and equipment, net                     $ 2,417,472        $   967,515

Common stock, $.10 par value                    $   449,317        $   407,407

Capital in excess of par value                   16,383,200         14,216,110

Retained earnings                                 7,876,111          7,699,990

Less treasury stock                              (1,481,515)        (1,481,515)

Stockholders' equity                            $23,227,112        $20,841,992

(F) Effective December 1, 1993, the Company completed the sale of the GSD to CACI International, Inc. of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets, primarily computer equipment, with a net book value of approximately $900,000.

      On October 31, 1991, the Company announced the cessation of ongoing operations of its wholly-owned subsidiary, Compass, Inc. Compass was a provider of computer software and software engineering services for supercomputers and other advanced architecture computers. Subsequent to the shutdown, the Company signed agreements to license the Compass technology to several of its former customers.

      Revenue from discontinued operations for the three and nine months ended February 28, 1995 was $59,000 and $676,000, respectively. Revenue from discontinued operations for the comparable periods in fiscal 1994 was $2,567,000 and $19,164,000, respectively.

      At February 28, 1995 and May 31, 1994, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                              February 28,     May 31,
                                              1995             1994

Accounts receivable                           $2,536,786       $3,175,005

Unbilled receivables                             935,500        1,716,112

Total assets                                   3,499,286        4,891,117

Accounts payable                                   3,355          642,831

Accrued expenses                               1,904,798        2,563,261

Deferred income taxes                            156,147          724,659

Net assets                                    $1,434,986       $  960,366


(G) The Company's line of credit agreement with a commercial bank which provided for borrowings of up to $4,000,000 expired on November 1, 1994. Management is currently negotiating with an asset based lender for a new line of credit to provide for borrowings of up to $10,000,000 on substantially the same terms.

(H) In connection with a Department of Energy (DOE) procurement initially awarded in January 1992, the DOE issued a report in July 1993 alleging that certain former employees of the Company violated the Procurement Integrity Act. The Company's teaming partner on the procurement submitted a claim to the Company for approximately $636,000 which represented their estimate of lost profits resulting from their inability to qualify for the award due to the Company's alleged actions. During the second quarter of FY95 an arbitrator ruled in favor of the teaming partner and awarded them approximately $424,000, for which the Company has posted a bond. The Company disagrees with the conclusions reached by the arbitrator and is appealing the decision. It is the opinion of management that the ultimate resolution of this matter, net of recoveries and reserves, will not have a materially adverse effect on the Company's financial position.

(I) On January 5, 1995, the Company acquired the net assets of Micro Control, Inc. which totaled approximately $600,000 and was composed primarily of accounts receivable and fixed assets offset by liabilities assumed. Micro Control is a distributor of Parametric Technology Corporation's mechanical design software and the hardware on which this software package operates. In addition, Micro Control provides all related services to install and maintain the hardware and software as well as train the users.

      The purchase price totaled approximately $2.7 million which was composed of $1,031,000 in cash and 279,768 shares of SofTech's stock. The goodwill generated of approximately $2.4 million will be amortized over five years on a straight line basis and will be tax deductible.

      In addition to the above payments, certain contingent payments (as more fully described in Form 8-K filed on January 19, 1995) could be due if specified operating income growth goals are attained over the next two years for both the Micro Control group and the Company's existing CAD group. If the growth goals are attained, the contingent payments would be equal to certain amounts based on a multiple of the final net asset value of the assets acquired, less the then-current market value of the SofTech stock issued to the sellers in the acquisition. If contingent payments are due, they would be treated as additional goodwill and amortized on a straight line basis over the remaining useful life.

                       SOFTECH, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

During the first nine months of fiscal 1995, cash and marketable securities decreased approximately $11.4 million. The acquisitions of Carolina Computer and System Constructs during the first quarter utilized approximately $5.3 million in cash and the acquisition of Micro Control during the third quarter utilized approximately $1.1 million. Operating activities, net of the effects from those acquisitions, utilized an additional $4.5 million. Accounts receivable increased approximately $4.0 million, or 63%, from year end 1994 due primarily to the growth in revenue. Specifically, third quarter fiscal 1995 revenue increased approximately $5.4 million from fourth quarter fiscal 1994 revenue, an increase of 73%. Average days sales outstanding increased to about 85 days at the end of the current quarter from about 76 days at the end of fiscal 1994. In addition to the accounts receivable growth, the discontinued operations that had provided approximately $1.9 million in cash during the first nine months of fiscal 1994, utilized approximately $475,000 during the nine months ended February 28, 1995 as the payment of liabilities and income taxes exceeded the collection of GSD accounts receivable.

Management believes that available cash and marketable securities together with an increased accounts receivable collection effort in both continuing and discontinued operations will be sufficient for meeting operating needs over the next twelve months. In addition, the Company is currently negotiating a $10 million line of credit.

Results of Operations

Revenue for the three and nine months ended February 28, 1995 increased approximately 108% and 116%, respectively, from the same periods in fiscal 1994. IDI's revenue increased $2.3 million and $5.9 million for the three and nine month periods ended February 28, 1995, or 41% and 36%, respectively, from the previous comparable periods. Carolina Computer, System Constructs, Inc. and Micro Control, all acquired during the current fiscal year, generated approximately $4.8 million and $12.8 million for the three and nine month periods ended February 28, 1995. Third quarter fiscal 1995 revenue did not increase from the immediately preceding quarter as expected due to several delays in shipping orders that were received during the quarter. The delays were caused by customers not having sites prepared for the installation of the equipment.

Product revenue, which includes hardware and off-the-shelf software, increased by 142% and 152%, respectively, for the three and nine month periods ended February 28, 1995. Product revenue at IDI was $5.7 million and $16.9 million for the three and nine month periods ended February 28, 1995, up 42% and 52%, respectively, from the $4.0 million and $11.1 million in revenue generated in the same periods in fiscal 1994. Carolina Computer generated approximately $3.8 million and $10.8 million, respectively, in product revenue during the three and nine month periods ended February 28, 1995, accounting for nearly 93% of that entities total revenue. Overall product gross margins for the three and nine months ended February 28, 1995 were 19.5% and 20.3%, as compared to 24.7% and 23.1% for the comparable periods in FY94. The decrease from year to year is due primarily to lower margin business from Carolina Computer included in FY95.

Service revenue increased by 47% and 44%, respectively, for the three and nine months ended February 28, 1995 as compared to the same periods in 1994. IDI service revenue for the first nine months of FY95 increased 17% over FY94 levels. Carolina Computer and System Constructs contributed service revenue of $0.78 million and $2.1 million, respectively, for the three and nine month periods ended February 28, 1995. The service gross margins for the first nine months of FY95 were 45% as compared to 24% for the same period in FY94. The improved service margin was directly impacted by the acquisition of SCI and the use of internal resources rather than subcontracting the work to third parties.

Selling general and administrative cost as a percentage of revenue has increased from 18.8% for the first nine months of fiscal 1994 to 23.5% for the first nine months of fiscal 1995. The net percentage change from fiscal 1994 is due primarily to the absorption of corporate headquarters expenditures by continuing operations in fiscal 1995. During fiscal 1994 much of the headquarters effort was directed towards disposing of the Government Services Division and therefore most of the related costs were allocated to the discontinued operations line of the income statement. As previously announced on March 29th, the Company's Board of Directors approved a cost reduction plan subsequent to the end of the third quarter targeted at consolidating certain G&A functions across the Company. This action is expected to result in a fourth quarter pre-tax charge to continuing operations of approximately $500,000. The charge relates to excess office space, severance payments, and the disposal of excess equipment resulting from this effort.

Software development costs of $737,030 included in the derivation of the third quarter fiscal 1995 operating loss is composed of development costs that were capitalized during the first two quarters of fiscal 1995 of $422,214 and current quarter spending. The write-off of previously capitalized expenditures and the change to currently expensing these on-going development efforts was the result of significant delays encountered during the current quarter in getting the first product to market. This effort is expected to have a negative impact on operating results for the next three to four quarters.

Operating income/(loss) from continuing operations was approximately $(742,000) and $137,000 for the three and nine months ended February 28, 1995. For the same periods in fiscal 1994 operating income from continuing operations was approximately $388,000 and $770,000, respectively. While IDI experienced an increase in earnings, as well as significant contributions by the new acquisitions, CCS and SCI, operating income was negatively impacted by the complete allocation of corporate overhead expenses to continuing operations as noted previously.

Common equivalent shares arising from shares issued under stock options are the cause of the difference between common shares outstanding and weighted average shares outstanding. Shares outstanding increased during the nine months as a result of issuing 50,000 shares and 279,768 shares as portions of the consideration in the acquisitions of System Constructs, Inc. and Micro Control, respectively and 43,500 shares in the exercise of stock options.

Interest income decreased approximately 70% during the first half of fiscal 1995 as compared to the same period in fiscal 1994, due primarily to lower invested cash balances. The cash available for investment was lower due to the previously noted use of cash to complete the three acquisitions in fiscal 1995.

The Company's effective tax rate for the first nine months of fiscal 1995 was about 36%, which is comprised of a federal rate of 30% and an average state tax rate of 6%. The tax provision for FY94 consisted primarily of state taxes computed on a basis other than income.

                         PART II.  OTHER INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (10)(i)   Amended Employment Agreement  between SofTech, Inc. and Norman
      L. Rasmussen.

(b)   Reports on Form 8-K

      The Company filed a Form 8-K with the Securities and Exchange Commission on January 19, 1995 describing the purchase of substantially all of the net assets of Micro Control, Inc. on January 5, 1995. Pro forma financial information and audited financial statements, required to be filed pursuant to Item 7 of Form 8-K reflecting the acquisition, were filed on Form 8 on March 20, 1995.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOFTECH, INC.


Date:  April 14, 1995                  /s/ JOSEPH P. MULLANEY
                                           Joseph P. Mullaney
                                           Vice President
                                           Chief Financial Officer


Date: April 14, 1995                   /s/ JAN E. YANSAK
                                           Jan E. Yansak
                                           Controller