Form 10-Q/A
SOFTECH INC
filed 1995-05-25
CIK 354260

This Amendment to Form 10-Q is filed to include the Article 5 Financial Data Schedule which was inadvertently omitted from the initial filing.

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
                                   AMENDED

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                             __________________


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

                           Yes   X       No _____

The number of shares outstanding of registrant's common stock at February 28, 1995 was 4,050,047 shares.



                         PART II. OTHER INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    (10)(i) Amended Employment Agreement between SofTech, Inc. and Norman L. Rasmussen, previously filed with Form 10-Q on April 14, 1995.

(b) (27) Financial Data Schedule as required by Item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T.

(c) Reports on Form 8-K

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

                                       SOFTECH, INC.


Date: May 24, 1995                     /S/ Joseph P. Mullaney
                                           Joseph P. Mullaney
                                           Vice President
                                           Chief Financial Officer


Date: May 24, 1995                     /S/ Jan E. Yansak
                                           Jan E. Yansak
                                           Controller