Form 10-K
period 1995-05-31
SOFTECH INC
filed 1995-08-29
CIK 354260

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               _______________

                                  FORM 10-K
                               _______________

   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                               _______________

For the fiscal year ended May 31, 1995         Commission file number 0-10665

                                SofTech, Inc.
           (Exact name of registrant as specified in its charter)

            Massachusetts                            #04-2453033
    (State or other jurisdiction of                 (IRS Employer
     Incorporation or organization)             Identification Number)

    460 Totten Pond Rd., Waltham, MA                  02154-1960
         (Address of principal                        (Zip Code)
           executive offices)

                               (617) 890-6900
                      (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.10 par value
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]           No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $17,806,538 as of August 11, 1995.On August 11, 1995, the registrant had outstanding 4,060,047 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Stockholders for fiscal year ended May 31, 1995, filed as Exhibit 13 to this report, incorporated by reference into
      Part II of this report, to the extent set forth in said Part II.

(2) Definitive Proxy Statement to be filed in connection with the registrant's 1995 annual meeting is incorporated by reference into
      Part III of this report, to the extent set forth in said Part III.
                                      (Exhibit Index included on Pages 9 - 11)


                                   PART I

Item 1 - Business

GENERAL

      SofTech, Inc.( the "Company" ) was founded in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a secondary offering in December 1982. For much of its past, the Company's primary business was that of designing and developing custom software and providing systems engineering and integration services under contract with the U.S. Government, primarily the Department of Defense. In December 1993 the Company sold its Government Services Division ("GSD") to CACI International, Inc. ("CACI") and exited that business. (See description of this transaction under the "Discontinued Operations" section below.)

      SofTech, subsequent to the GSD divestiture, has been a commercial systems integration company that provides a wide array of computing solutions, both off-the-shelf and custom developed, to solve complex business problems. The Company is organized into three business units to accomplish its objectives. The Products Group is composed of eleven branch offices within the United States that market hardware, off-the-shelf software, and service offerings to commercial customers primarily within a 100 mile radius of the respective office locations. The Systems Integration Services Group is composed of two offices that market "high-end" service offerings throughout the United States. The Massively Parallel Software Division is a group that was formed during fiscal 1994 to capitalize on technology previously developed by the Company. This group operated from two locations in the U.S. during fiscal 1995. This Division's development efforts were halted subsequent to fiscal year end.

      On July 26, 1995, in conjunction with the release of fourth quarter results, the Company announced that it had retained an investment banker to seek alternative strategies aimed at enhancing shareholder value including, but not limited to, the sale of all or part of the business. It is impossible to predict, at this time, the final outcome or even the eventual structure of such a transaction or transactions, as the case may be; nor the potential effect on results of operations or financial position.

THE PRODUCTS GROUP

      The Products Group markets its products (off-the-shelf hardware and software) and services through eleven operating locations in six states. The average branch office has been in operation for more than ten years and has been successful in transitioning product line offerings as technology changes. These offices provide a full range of computing solutions to their long time customers. Marketing is performed through direct sales, seminars, and bid response. Repeat business is critical to the long term viability of each office.

      Product offerings include hardware and software products offered from leading technology providers such as Compaq, IBM, Sun, Silicon Graphics, Apple, Oracle, Informix, Lotus, Parametric Technology, Keyfile, CMS, Hewlett Packard, Synoptics, Cisco, Proteon, Novel, and Banyan. In addition to offering technology providers' hardware and software products, these offices also provide a full array of services to meet their customers' computing needs. The ability to provide a high level of service that spans the full spectrum of offerings in an efficient, cost effective manner is critical to the success of these offices.

      The Products Group is organized under a wholly-owned subsidiary of the Company, Information Decisions, Inc. (IDI). Within IDI, business is conducted through two divisions; the Network Systems Group (NSG) and the Computer Aided Design group (CAD).

      NSG offers a wide variety of well known hardware and off-the-shelf software networking products to its customers through six offices located in Michigan and North Carolina. The North Carolina sites were added to the group at the beginning of fiscal year 1995 through the acquisition of Carolina Computer Stores ("CCS").(See the section entitled "ACQUISITIONS" below). NSG also provides, from local offices, a full array of service offerings related to the products they sell such as network consulting and systems analysis, installation and implementation, maintenance, and training. In addition, "high-end" services are marketed to the customer base by the local sales representatives and delivered from the Company's Systems Integration Services Group (See below).

      The CAD group is the second largest reseller in the U.S. of proprietary CAD software products developed by Parametric Technology Corporation. Our CAD group presently has seven offices in six states; Indiana, Kentucky, Michigan, Texas, North Carolina and Pennsylvania. The CAD group also sells and services the workstations, primarily from Silicon Graphics and Sun Microsystems, on which the Pro/ENGINEER software operates.

      The ability of the Products Group to provide a full array of service offerings to complement their traditional hardware and software products in order to solve customers computing problems is what will continue to permit this group to compete effectively against high volume, low margin competitors.

THE SYSTEMS INTEGRATION SERVICES GROUP

      The Systems Integration Services Group ("SISG") provides "high-end" service offerings to its customers as well as to the customers of the Products Group. These services are provided from offices in Waltham, Massachusetts and New York City, New York. These "high-end" service offerings include custom application development; systems reengineering, analysis and consulting; and conversion of legacy software from proprietary mainframe to open systems. The Company's ability to deliver this type of offering was greatly enhanced with the acquisition of System Constructs, Inc. ("SCI") at the beginning of fiscal year 1995.( See the section entitled "ACQUISITIONS" below).

      SISG markets and delivers its services through two divisions.

      The Open Systems Division was formed in April 1993 to offer customers an automated approach to migrating and re-engineering legacy mainframe applications to open systems platforms. The migrations are accomplished through the use of software that the Company licenses from a European technology provider. License payments are due only when the software is utilized. In fiscal 1994, its first full year of operation, this Division generated approximately $1.0 million of consulting revenue. Fiscal 1995 revenue from this Division was $440,000.

      SCI, the Company's other "high-end" services division, is a group of 15 versatile and experienced software engineers that have worked closely with IDI over the last three years to deliver custom software development and systems engineering services to IDI's customers. Approximately $1.6 million of service was performed by SCI for IDI's customers during fiscal 1995 as compared to about $1.2 million in 1994 and $400,000 in fiscal 1993. ( For information regarding the acquisition of SCI, see the section entitled "ACQUISITIONS" below).

THE MASSIVELY PARALLEL SOFTWARE DIVISION

      The Massively Parallel Software Division ("MPSD") was established in fiscal 1994 to capitalize on technology previously developed by Compass prior to the closedown of that subsidiary in fiscal 1992. During fiscal 1995 this Division expended approximately $1.0 million in the development and marketing of High Performance FORTRAN compiler software initially targeted towards massively parallel machines and distributed networks of workstations utilizing the Power PCtm processor chip. This development effort was discontinued in June 1995 due to the additional investment and time required from that point to introduce a product and the high degree of risk associated with generating adequate returns for the effort.

ACQUISITIONS

      During fiscal 1995, three acquisitions were completed.

      Effective June 24, 1994 SofTech acquired all of the outstanding shares of System Constructs, Inc. for approximately $1.7 million in cash and 50,000 shares. SCI is a New York City based, services only company that specializes in re-engineering, downsizing and client/server development projects employing both local and wide-area networks, and advanced imaging, voice response, bar-coding, CD-ROM, and Geographic Information System technologies. Over the previous two years, IDI partnered with SCI to market and deliver SCI-type services to IDI's customer base.

      Effective June 29, 1994 SofTech acquired the net assets of Computersmith Corporation, a twelve year old computer distributor and reseller located in North Carolina, that operates under the trade name of Carolina Computer Stores, for approximately $3.4 million in cash. CCS is a distributor of Apple, Compaq, Hewlett-Packard and IBM computer products as well as industry standard networking software. CCS provides sales and service to both corporate accounts and retail clientele through three locations in North Carolina.

      Effective January 5, 1995 SofTech acquired the net assets of Micro Control, Inc., a distributor of Parametric Technology Corporation's mechanical design software, the hardware on which the software product operates, and the related services to install and maintain the hardware and software as well as train the users. The purchase price of approximately $2.7 million was composed of $1.0 million in cash and 281,497 shares of SofTech stock, of which 1,729 shares were issued subsequent to year end.

      The purchase of Micro Control in January 1995 provides for certain contingent payments in May 1997 if specified operating income growth goals are attained for each of the Micro Control group and the Company's existing CAD Division over certain periods ending in 1996 and 1997. The contingent payments would be equal to the difference between certain defined stock prices less the market value of the 281,497 shares of SofTech stock issued to the seller in the transaction. Contingent payments, if due, would be payable in cash at specified periods subsequent to the goal attainment. The following table specifies the entity for which the goal applies, the profit goal, the defined stock price, the performance period, the measurement period and the payment due date for each of the events.

Entity            Profit       Defined       Performance       Measurement    Payment
Measured          Goal         Stock Price   Period            Period         Due Date
- --------          ------       -----------   -----------       -----------    --------

Micro Control     $  703,000   $ 9.60        2/1/95-2/28/96    4/18-5/15/97   5/20/97
Micro Control        778,000    16.80        3/1/96-2/28/97    4/18-5/15/97   5/20/97
Existing CAD       4,087,000    24.00        2/1/95-1/31/97    4/18-5/15/97   5/20/97

      In any event, regardless of whether the operating income growth goals are satisfied, the Company will make a payment to the seller in an amount equal to the amount, if any, by which the 281,497 shares of SofTech stock received by the seller as part of this transaction and held at May 20, 1997, have a fair market value of less than $6.00 per share during the measurement period from April 18, 1997 to May 15, 1997. This payment would be due on May 20, 1997.

      The contingent payments that could be due under this Agreement, if the profit goals are attained, can not be determined at this time. These payments could be material if profit goals are attained and the market price of the SofTech stock does not equal or exceed the defined stock price.

      Each of the acquisitions have been accounted for as purchases.

DISCONTINUED OPERATIONS

      On December 1, 1993, the Company completed the sale of the GSD to CACI. CACI purchased substantially all the active GSD contracts and certain defined assets, primarily computer equipment with a net book value of approximately $900,000, for $4.2 million in cash. In addition, CACI assumed building leases with future minimum lease payments of approximately $2 million. This transaction resulted in an after tax gain of approximately $1.0 million.

      Accounts receivable related to services performed, and accounts payable for liabilities incurred, by the GSD prior to the transaction date were generally not included in the transaction and therefore have been retained by the Company. Although the active contracts of the GSD were successfully novated to CACI in fiscal 1994, the Company remains ultimately liable to the Government should CACI fail to perform its contractual obligations. The period of time by which CACI could seek indemnification from the Company for misrepresentations and such related to the transaction has expired with no such claims presented.

      At May 31, 1995 there remains approximately $2.1 million in gross receivables due from the U.S. Government. The Company expects to complete the billing and collection of these receivables during the first half of fiscal 1996.

      During fiscal year 1995, the Defense Contract Audit Agency ("DCAA") of the U.S. Government completed their audits of the overhead and G&A rates submitted for all fiscal years through 1994, the last year for which such audits will be required, with immaterial adjustments.

      On October 31, 1991, the Company announced the cessation of ongoing operations of its wholly-owned subsidiary, Compass, Inc. Compass was a provider of compiler software and software engineering services for supercomputers and other advanced architecture computers. There remain no known liabilities related to this business.

      The consolidated financial statements and accompanying notes have been restated to reflect the net assets and operating results of GSD and Compass as discontinued operations.

CUSTOMERS

      A single customer, the State of Michigan, accounted for revenue of $12.3 million, $7.1 million, and $1.5 million in fiscal 1995, 1994, and 1993, respectively. The Company does business with thirteen of the seventeen Michigan State Agencies which reduces the risk associated with this significant revenue stream dissipating. Currently, the Company has two on-going contract vehicles with the State. None of the fiscal year 1995, 1994, or 1993 revenue was from foreign customers.

MARKETING

      The Products Group markets its offerings, primarily in and around its office locations, to commercial accounts through direct sales, seminars, and bid response. The North Carolina offices generated approximately $2.6 million in revenue for fiscal 1995 through five retail locations. This retail operation was closed down in April 1995. A significant portion of the sales representatives' compensation (on average seventy percent) is variable in nature and is earned based on a percentage of gross margin generated.

      The Systems Integration Services Group markets its service offerings primarily within the U.S. In that the offerings are more complex than the traditional services performed by the Products Group, the successful marketing of this type of business is dependent on a few key individuals that have a technical background. These services are marketed both through the Product Group's salesforce as well as directly to the customer base of the two divisions that make up the SISG.

COMPETITION

      The Company competes with a large number of companies, both large and small, within its geographic markets. Approximately seventy seven percent of its revenue in fiscal 1995 was generated from the sale of hardware and off-the-shelf software. Several large, national retail chains and mail order houses that have a cost advantage on the Company based on their purchasing power compete for a portion of this products business. The competition in the services business, which made up approximately twenty three percent of the Company's revenue in fiscal 1995, is also intense with several large, international, and well respected firms aggressively pursuing that market. Many of the Company's competitors in both the products and services businesses have substantially more resources and greater geographical coverage than does the Company. The Company also directly competes against the direct salesforce of the manufacturers and technology providers as well as the in-house capabilities of some of its customers.

RESEARCH & DEVELOPMENT

      The Company spent approximately $935,000 and $347,000 during fiscal years 1995 and 1994, respectively, developing High Performance FORTRAN Compiler technology that was expected to result in an off-the-shelf software product during the latter half of the fiscal year 1995. This development effort was discontinued in June 1995 due to the additional investment and time required from that point to introduce a product and the high degree of risk associated with generating adequate returns for the effort. Research and development expenditures in fiscal year 1993 were not material.

PERSONNEL

      As of May 31, 1995, the Company employed 177 persons.

BACKLOG

      Backlog as of May 31, 1995 and 1994 was $2.1 million and $510,000, respectively. In addition, deferred maintenance revenue, which represents maintenance services to be performed during the next year, totaled $1.7 million and $1.2 million at May 31, 1995 and 1994, respectively. In addition, during fiscal 1995 the Company was awarded a $4.0 million contract with the Michigan Department of Disability Services to install network equipment at five of that Agency's sites throughout the state. As of May 31, 1995 only one of those sites had been installed and there remains approximately $3.0 million in additional revenue to realize under this award as the other sites are ready for installation. This $3.0 million is not included in backlog as no purchase orders have yet been issued for the four remaining sites. It is expected that all of the backlog and the deferred revenue would be recognized as revenue during the subsequent year.

SEASONALITY

      The first quarter which begins June 1 and ends August 31, has historically been the slowest quarter of the fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that this quarter falls during prime vacation periods.

      First quarter revenue as a percent of full year revenue for fiscal years 1995, 1994, and 1993 was 20.8%, 18.2%, and 19.1%, respectively.

Item 2 - Properties

      The Company leases approximately 9,800 square feet of office space for its corporate and administrative offices in Waltham, Massachusetts. IDI leases space in Ann Arbor, Grand Rapids, Kalamazoo, and Lansing, Michigan; Raleigh, Charlotte, and Greensboro, North Carolina; Indianapolis, Indiana; Covington, Kentucky; Austin and Houston, Texas; and Yardley, Pennsylvania. SCI leases space in New York City. The total space leased for these locations is approximately 63,000 square feet. The fiscal 1995 rent was approximately $910,000. The Company's office space is adequate for current and anticipated levels of business activity.

      As part of the acquisition of CCS, the Company purchased a 10,000 square foot, two story office building in Raleigh, North Carolina that serves as that Company's headquarters.

      On August 5, 1991 the Company finalized an amendment to its office space lease in Alexandria, Virginia which reduced its rented space. This amendment to the lease eliminated the Company's risk of subleasing its excess space in the depressed Washington, D.C. real estate market. In consideration for reducing its aggregate non-cancelable lease commitment by approximately $5.8 million, the Company paid approximately $3.1 million in fiscal 1992.

Item 3 - Legal Proceedings

      The information in Note I "Discontinued Operations" contained on pages 19-20 of the Registrant's Annual Report to Stockholders for fiscal year ended May 31, 1995 (Exhibit 13 to this Report) ("Annual Report") is incorporated by reference herein.

      The Company is not a party to any other material legal proceedings.

Item 4 - Submission of Matters to a Vote of Stockholders

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Stockholders of SofTech.


                                   PART II

Item 5 - Market for the Registrant's Common Stock and Related Stockholders
         Matters

      The information in the "Dividend and Market Information" contained on page 23 of the Registrant's Annual Report to Stockholders for fiscal year ended May 31, 1995 ( Exhibit 13 to this report) ( "Annual Report") is incorporated by reference herein.

Item 6 - Selected Financial Data

      The information in the "Five Year Financial Information" of
"Comparative Summaries" contained on page 3 of Registrant's Annual Report to Stockholders year ended May 31, 1995 (Exhibit 13 to this report) is incorporated by reference herein.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 4 to 8 of the Registrant's Annual Report (Exhibit 13 to this report) is incorporated by reference herein.

Item 8 - Financial Statements and Supplementary Data

      The following financial statements, together with the report thereon of Coopers & Lybrand L.L.P., dated July 26, 1995 are incorporated herein by reference to Registrant's Annual Report (Exhibit 13 to this report):

      Report of Independent Accountants (Page 22 of Annual Report) Consolidated Balance Sheets (Page 10 of Annual Report)
      Consolidated Statements of Operations and Retained Earnings (Page 9
       of Annual Report)
      Consolidated Statements of Cash Flows (Page 11 of Annual Report) Notes to Consolidated Financial Statements (Pages 12 to 21 of the
       Annual Report)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

      The information under "Election of Directors" in the Company's definitive proxy statement to be filed in connection with the Company's 1995 annual meeting is incorporated by reference herein.

      Executive Officers of the Company and their ages are as follows:

Name                    Age     Position
- ----                    ---     --------

Norman L. Rasmussen     66      President and Chief Executive Officer,
                                Director

Mark R. Sweetland       46      Vice President of the Company, President
                                and Chief Executive Officer, Information
                                Decisions, Inc.

Joseph P. Mullaney      38      Vice President, Treasurer and Chief
                                Financial Officer

Jean J. Croteau         40      Vice President, Business Operations

Sean Q. Flynn           33      Vice President of the Company, President and
                                Chief Executive Officer, System Constructs, Inc.

      Officers are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

      Following is biographical information with respect to those Executive Officers not identified in the Proxy Statement:


Mark R. Sweetland

      Mr. Sweetland was appointed Vice President of the Company on March 29, 1994. Since March 1992 he has served the Company as President of Information Decisions, Inc., a wholly-owned subsidiary of SofTech. He was appointed to the additional position of Chief Executive Officer of IDI in June 1992. Mr. Sweetland has been employed by IDI since 1980 in various account representative and management roles.


Joseph P. Mullaney

      Mr. Mullaney was appointed Vice President, Treasurer, and Chief Financial Officer of the Company in November 1993. He started with the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand as an auditor in various staff and management positions.

Jean J. Croteau

      Mr. Croteau was appointed Vice President, Business Operations of SofTech in November 1993. He has been employed at the Company since 1981 and has held various staff and management positions. Immediately preceding his promotion to Vice President he held the position of Director of Contract Administration.


Sean Q. Flynn

      Mr. Flynn was appointed Vice President of the Company upon completion of SofTech's acquisition of System Constructs, Inc. in June 1994. From December 1992 through June 1994 he served as President and Chief Executive Officer of System Constructs after having formed that company. From 1983 to December 1992 Mr. Flynn was employed at Teleprocessing, Inc. holding various staff and management positions including Vice President.

Item 11 - Executive Compensation

      The information required under this item is included in the Company's definitive proxy statement, to be filed in conjunction with the Company's 1995 annual meeting, is incorporated by reference herein.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information under "Election of Directors" and "Principal Stockholders" in the Company's definitive proxy statement, to be filed in connection with the Company's 1995 annual meeting, is incorporated by reference herein.

Item 13 - Certain Relationships and Related Transactions

      The information under "Election of Directors" in the Company's definitive proxy statement, to be filed in connection with the Company's 1995 annual meeting, is incorporated by reference herein.

                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)    There are filed as part of this Form 10-K the following:

       Financial Statements:

       The following financial statements, together with the report thereon of Coopers & Lybrand dated July 25, 1995, are included in Item 8, by incorporation by reference to Registrant's Annual Report to Stock-holders for the fiscal year ended May 31, 1995 ("Annual Report"):

       o      Report of Independent Accountants (Page 22 of Annual Report)

       o      Consolidated Balance Sheets (Page 10 of Annual Report)

       o Consolidated Statements of Operations and Retained Earnings (Page 9 of Annual Report)

       o      Consolidated Statements of Cash Flows (Page 11 of Annual
              Report)

       o Notes to Consolidated Financial Statements (Pages 12 to 21 of Annual Report)

       Schedules:

              The following additional financial statements are filed as financial statement schedules to this Report, pursuant to Item 14(d).

                                                                  Page
                                                                  ----
      II.     Valuation and Qualifying Accounts                    14

             Schedules other than those listed above have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or footnotes.

      Exhibits:

      (2)(i) Acquisition Agreement, dated as of December 1, 1993, by and among SofTech, Inc., CACI International Inc., and CACI Inc., filed as Exhibit 7(c) to Form 8-K dated December 1, 1993 is incorporated by reference.

      (2)(ii) Stock Purchase Agreement by and among SofTech, Inc., System Constructs, Inc. and the Stockholders of System Constructs, Inc., filed as Exhibit 2.1 to Form 8-K dated June 24, 1994 is incorporated by reference.

      (2)(iii) Asset Purchase Agreement by and among Information Decisions, Incorporated, SofTech, Inc., Computersmith Corporation, and Stockholders of Computersmith
                  Corporation, filed as Exhibit 2.2 to Form 8-K dated June 24, 1994 is incorporated by reference.

      (2)(iv) Asset Purchase Agreement by and among Information Decisions, Inc. and SofTech, Inc. as buyer and Micro Control, Inc. as seller and Stockholders of Micro Control, Inc., filed as Exhibit 2.1 to Form 8-K dated
                  January 5, 1995 is incorporated by reference.

      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated herein by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.

      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference.

      (4) Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.

      (10)(i) Board resolutions relating to 1981 Non-qualified Stock Option Plan, 1981 Incentive Stock Option Plan, and forms of options, filed as Exhibits 28(A) and 28(B) to registration statement No. 2-82554, are incorporated by reference. Also, the Company's 1984 Stock Option Plan is incorporated by reference to Exhibit 28(c) to Registration Statement 33-5782. Also, the Company's 1994 Stock Option Plan is incorporated by reference to the 1994 Proxy Statement.

      (10)(ii) Employment Agreement dated as of January 1, 1994, between SofTech, Inc. and Norman L. Rasmussen filed as Exhibit 10(ii) to the 1994 Form 10-K is incorporated by reference.

      (10)(iii) Amended Employment Agreement between SofTech, Inc. and Norman L. Rasmussen filed as Exhibit 10(I) to Form 10-Q for the quarter ended February 28, 1995 is incorporated by reference.

      (11)        Statement re: computation of per share earnings.

      (13)        Annual Report to Stockholders.

      (21)        Subsidiaries of the Registrant.

      (23)        Consent of Independent Accountants.

      (27)        Financial Data Schedule as required by Article 5 of
                  Regulation S-X.

Reports on Form 8-K

       No reports on Form 8-K were filed with the Securities and Exchange Commission for the fourth quarter of fiscal 1995.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SofTech, Inc.

                      By  /S/ Norman L. Rasmussen
                              Norman L. Rasmussen, President

                   Date:      August 25, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                    Date
- ---------                     -----                                    ----

/S/ Norman L. Rasmussen       President and Chief Executive and        8/25/95
    Norman L. Rasmussen       Officer (Principal Executive Officer
                              Director)

/S/ Joseph P. Mullaney        Vice President, Treasurer, Chief         8/25/95
    Joseph P. Mullaney        Financial Officer

/S/ Joseph C. McNay           Director                                 8/25/95
    Joseph C. McNay

/S/ Glenn P. Strehle          Director                                 8/25/95
    Glenn P. Strehle

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of
  Directors of SofTech, Inc.:



      Our report on the consolidated financial statements of SofTech, Inc. has been incorporated by reference in this Form 10-K from page 22 of the 1995 Annual Report to Stockholders of SofTech, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 14 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                  /s/  COOPERS & LYBRAND L.L.P.
July 26, 1995

                                SOFTECH, INC.

                                SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS


Col. A            Col. B          Col. C                             Col. D         Col. E
- -----------       ------------    -----------------------------      ----------     ----------

                  Balance at      Charged to     Charged to                         Balance at
                  beginning of    costs and      other accounts                     end of
Description       period          expenses                           Deductions     period
- -----------       ------------    ----------     --------------      ----------     ----------

Fiscal 1995

Allowance for
uncollectible
accounts
receivable        $42,254         $   ---        $ ---               $ ---          $42,254

Fiscal 1994

Allowance for
uncollectible
accounts
receivable        $25,153         $25,709        $ ---               $ 8,608        $42,254

Fiscal 1993

Allowance for
uncollectible
accounts
receivable        $59,076         $24,858        $ ---               $58,781        $25,153
