Form 10-Q
period 1995-08-31
SOFTECH INC
filed 1995-10-16
CIK 354260

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                             -------------------


        For the Quarter Ended                   Commission File Number
           August 31, 1995                             0-10665


                                SOFTECH, INC.


        State of Incorporation               IRS Employer Identification
            Massachusetts                             04-2453033

             460 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS  02154
                           Telephone (617) 890-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]        No  [ ]

The number of shares outstanding of registrant's common stock at August 31, 1995 was 4,061,776 shares.

                                SOFTECH, INC.

                                    INDEX


PART I.  Financial Information                                    Page Number
                                                                  ----------

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
       August 31, 1995 and May 31, 1995                                3

      Consolidated Condensed Statements of Income--Three
       Months Ended August 31, 1995 and August 31, 1994                4

      Consolidated Condensed Statements of Cash Flows--Three
       Months Ended August 31, 1995 and August 31, 1994                5

      Notes to Consolidated Condensed Financial Statements           6--8

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            9--10

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                          11

                       PART I.  FINANCIAL INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                   August 31,         May 31,
                                                     1995              1995
                                                  -----------       ----------
ASSETS
------
Cash and cash equivalents                         $ 2,987,918       $ 2,372,946

Accounts receivable                                 9,113,078        12,659,017

Unbilled costs and fees                             1,348,687         1,248,361

Inventory                                           1,359,832         1,819,184

Prepaid expenses and other assets                   1,242,237         1,435,919

Deferred and refundable income taxes                1,030,222           964,560

Net assets of discontinued operations (Note G)      1,111,237         1,166,178
                                                  -----------       -----------
Total current assets                               18,193,211        21,666,165

Property and equipment, net (Note F)                2,339,111         2,338,917

Goodwill                                            4,339,906         4,621,484

Other assets (Note D)                                 114,341           118,558
                                                  -----------       -----------
TOTAL ASSETS                                      $24,986,569       $28,745,124
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $ 2,560,771       $ 4,112,334

Accrued expenses                                    1,539,250         2,112,864

Deferred maintenance revenue                        1,306,811         1,734,122

Federal and state income taxes payable                 35,725            92,000
                                                  -----------       -----------
Total current liabilities                           5,442,557         8,051,320

Stockholders' equity (Note F)                      19,544,012        20,693,804
                                                  -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $24,986,569       $28,745,124
                                                  ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                               ----------------------------
                                                August 31,        August 31,
                                                   1995             1994
                                               -----------       ----------

Revenue

  Products                                     $ 7,439,545       $ 8,394,396

  Services                                       2,624,337         1,974,055
                                               -----------       -----------
Total revenue                                   10,063,882        10,368,451

Cost of products sold                            6,063,534         6,721,453

Cost of services provided                        1,849,718         1,070,789
                                               -----------       -----------
Gross margin                                     2,150,630         2,576,209

Selling, general and administrative              3,199,976         2,090,858
                                               -----------       -----------
Operating income (loss)                         (1,049,346)          485,351

Interest income                                          0            37,760
                                               -----------       -----------
Income (loss) from continuing operations
 before taxes                                   (1,049,346)          523,111

Provision for federal and state income
 taxes                                              45,284           207,978
                                               -----------       -----------
Income (loss) from continuing operations        (1,094,630)          315,133

Discontinued operations (Notes C and G)
 Loss from operations                              (78,807)              ---
                                               -----------       -----------
Net income (loss)                              $(1,173,437)      $   315,133
                                               ===========       ===========
Income (loss) from continuing operations
 per common share                              $     (0.27)      $      0.08
                                               ===========       ===========

Net income (loss) per common share             $     (0.29)      $      0.08
                                               ===========       ===========

Weighted average common shares outstanding       4,056,733         3,868,036

See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                           ---------------------------
                                                            August 31,      August 31,
                                                              1995            1994
                                                           -----------     -----------

Cash flows from operating activities:
  Net income (loss)                                        $(1,173,437)    $   315,133
                                                           -----------     -----------
Adjustments to reconcile income (loss) to net
 cash provided (used) by operating activities:
  Depreciation and amortization                                536,231         307,915
  Current and deferred federal and state taxes                (121,937)         46,352
Change in current assets and liabilities net of effects
 from purchase of CCS and SCI in fiscal year 1995:
  Accounts receivable                                        3,545,939      (1,352,231)
  Unbilled costs and fees                                     (100,326)            ---
  Inventory                                                    417,902         178,313
  Prepaid expenses and other assets                            193,682        (587,553)
  Accounts payable                                          (1,551,563)      1,002,902
  Accrued expenses                                            (573,614)       (341,750)
  Deferred maintenance revenue                                (427,311)       (388,577)
  Net assets from discontinued operations                       54,941        (931,796)
                                                           -----------     -----------
  Total adjustments                                          1,973,944      (2,066,425)
                                                           -----------     -----------
  Net cash provided (used) by operating activities             800,507      (1,751,292)
                                                           -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment, net                     (194,377)       (476,317)
  Proceeds from sale of marketable securities                        0       4,114,364
  Acquisition of businesses                                    (10,375)     (4,903,620)
  Other investing activities                                     4,217        (170,466)
                                                           -----------     -----------
  Net cash used by investing activities                       (200,535)     (1,436,039)
                                                           -----------     -----------
Cash flows from financing activities:
  Exercise of stock options                                     15,000          97,688
                                                           -----------     -----------
  Net cash provided by financing activities                     15,000          97,688
                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents           614,972      (3,089,643)

Cash and cash equivalents, beginning of period               2,372,946       3,976,929
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $ 2,987,918     $   887,286
                                                           ===========     ===========

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

(B) On July 26, 1995, the Company announced its intention to seek alternative strategies aimed at enhancing shareholder value including, but not limited to, the possible sale of all or part of the business. It is impossible to predict, at this time, the final outcome or even the eventual structure of such a transaction or transactions as the case may be, nor the potential effect on results of operations or financial position.

(C) The consolidated financial statements have been restated to reflect the net assets and operating results of the Government Services Division ("GSD") and Compass, Inc. as discontinued operations (see Note G). The assets and liabilities of the discontinued businesses have been reclassified in the Consolidated Condensed Balance Sheets as Net assets of discontinued operations. The operating results of the GSD and Compass are shown net of taxes in the Consolidated Condensed Statements of Income as Loss from operations.

(D) The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), subsequent to the establishment of technological feasibility for the product. There were no internal software development costs incurred during the first quarter of FY96. During the first quarter of FY95, the Company capitalized $181,757 of software development costs. During the third quarter of FY95, the Company determined that the recoverability of these costs had become uncertain due to significant delays in the product development effort and wrote off the previously capitalized software development costs incurred to date, along with all subsequent software development costs incurred.

(E) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109) as of June 1, 1993. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns.

(F)   Details of certain balance sheet captions are as follows:


                                                      August 31,        May 31,
                                                        1995             1995
                                                     -----------      ----------


      Property and equipment                         $ 5,415,590      $ 5,221,213
      Accumulated depreciation and amortization        3,076,479        2,882,296
                                                     -----------      -----------

      Property and equipment, net                    $ 2,339,111      $ 2,338,917
                                                     ===========      ===========

      Common stock, $.10 par value                   $   450,494      $   449,571

      Capital in excess of par value                  16,369,418       16,346,696

      Retained earnings                                4,205,615        5,379,052

      Less treasury stock                            ( 1,481,515)     ( 1,481,515)
                                                     -----------      -----------

      Stockholders' equity                           $19,544,012      $20,693,804
                                                     ===========      ===========

(G) Effective December 1, 1993, the Company completed the sale of the GSD to CACI International, Inc. of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets, primarily computer equipment, with a net book value of approximately $900,000.

      Revenue from discontinued operations for the three months ended August 31, 1995 and 1994 was $37,908 and $293,347, respectively.

      At August 31, 1995 and May 31, 1995, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                       August 31,       May 31,
                                          1995            1995
                                       ----------      ----------
      Receivables                      $1,499,237      $1,554,178

      Deferred income taxes            (  388,000)     (  388,000)
                                       ----------      ----------
      Net assets                       $1,111,237      $1,166,178
                                       ==========      ==========

(H) On September 20, 1995, the Company amended its Purchase Agreement with the stockholders of Micro Control, Inc. ("Seller"). In consideration for the Seller waiving their right to receive certain contingent payments that may have been due if certain profit goals were attained (see Note J and Management's Discussion and Analysis to the 1995 Annual Report which detail the potential liabilities) over the next two years, the Company made a cash payment to them totaling $426,497. In addition, the Seller's primary responsibility subsequent to the signing of this amendment is to maximize the sale price of the CAD Division. A commission will be earned for such activity based on the sale price.

      The payment of $426,497 is composed of three separate items which are as follows:

      *     $281,497 non-recoverable cash payment;

      * an advance of $70,000 recoverable only against commissions earned through the sale of the CAD Division; and

      * a $75,000 cash payment for termination of the final two years of the building lease at the Pennsylvania facility owned by a Family Trust of which the Seller is a Trustee. In addition, a twelve (12) month option to buy out the period from November 5, 1998 to November 4, 2000 for an additional cash payment of $75,000 was extended to the Company.

      The non-recoverable cash payment and the lease buy out which total $356,497 will be expensed to operations in the second quarter of fiscal 1996. The advance will be expensed as part of the sale of the CAD Division.

                       SOFTECH, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

During the first three months of fiscal 1996, cash increased approximately $615,000. Operating activities provided approximately $800,000. Accounts receivable and unbilled costs and fees decreased approximately $3.5 million from year end 1995 due to the revenue decrease of $3.6 million for the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. In addition, the payment of year end trade payables and accrued expenses utilized approximately $2.1 million.

On September 20, 1995, the Company made a cash payment of $426,497 to the stockholders of Micro Control, Inc. in exchange for their waiving all rights to contingent payments that could have been due if certain profit goals were attained over the next two years. The payment was composed of three separate items which are detailed in Note H to this Form 10-Q. The specific amount of the contingent cash payments that could have been due were dependent on profit goal attainment and future stock price and were detailed in Management's Discussion and Analysis and in Note J to the 1995 Annual Report. These payments could have been material if profit goals were attained and the market price of the Company's stock did not equal or exceed the defined stock price. This amendment was necessitated by the Company's announcement on July 26, 1995 to seek alternatives aimed at enhancing shareholder value, including, but not limited to, the sale of all or part of the business. By fixing a potentially material unknown liability, potential acquirers are better able to determine fair value of the Company in management's opinion.

On July 26, 1995, the Company announced its intention to seek alternative strategies aimed at enhancing shareholder value including, but not limited to, the possible sale of all or part of the business. It is impossible to predict, at this time, the final outcome or even the eventual structure of such a transaction or transactions as the case may be, nor the potential effect on results of operations or financial position.

Management believes that available cash and the completion of the GSD receivable collection effort expected to be completed in the second quarter will be sufficient for meeting operating needs over the next twelve months. In addition, the Company has a $10 million available line of credit.

Results of Operations
---------------------

Revenue for the three months ended August 31, 1995 decreased approximately $300,000 or 3% from the same period in fiscal 1995. The North Carolina locations recorded revenue of $1.9 million for the first quarter of fiscal 1996 as compared to $3.4 million for the same period of the previous fiscal year. The prior year's revenue was for two months only and included revenue from retail operations which have been closed. Historically, IDI's first quarter, which spans the summer vacation months, has accounted for less than 20 percent of its annual revenue as customers' buying decisions are deferred until the fall.

Product revenue, which includes hardware and off-the-shelf software, decreased by 11% for the three month period ended August 31, 1995 as compared to the same period in the prior year. The decrease is due primarily to the reduced revenue at the North Carolina locations. Overall product gross margins for the three months ended August 31, 1995 were 18.5% as compared to 19.9% for the comparable period in FY95. The decrease is consistent with the gradual margin decay of off-the-shelf hardware and software components as they become more and more available and therefore subject to intense price sensitivity.

Service revenue increased by 33% for the three months ended August 31, 1995 as compared to the same period in fiscal 1995. Increased service capability and continued growth in recurring maintenance revenue provided a significant portion of the increased service revenue. Gross margin as a percentage of service revenue was 29% for the first quarter of fiscal 1996 as compared to 46% for the comparable period in FY95. The decreased margin is due primarily to increased staffing in the technical ranks and a delay in a few relatively large orders with a heavy service revenue mix.

Selling general and administrative cost as a percentage of revenue increased from 20.2% for the first quarter of fiscal 1995 to 31% for the first quarter of fiscal 1996. Included in SG&A for Q1 FY96 were approximately $125,000 of costs associated with the software development group. The costs associated with this effort were capitalized during the first quarter of fiscal 1995. The additional increase in SG&A spending is attributable to a combination of increased staffing and overhead costs, including goodwill expense, that resulted from the acquisitions during FY95.

The operating loss from continuing operations was approximately $(1,049,000) for the three months ended August 31, 1995, as compared to operating income of $485,000 for the first quarter of FY95. Along with the slight decrease in revenue for the first quarter of fiscal 1996, earnings were negatively impacted by decreases in both product and service margins, as well as a $1.0 million increase in selling, general and administrative costs.

Common equivalent shares arising from shares issued under stock options are the cause of the difference between common shares outstanding and weighted average shares outstanding, for the first quarter of fiscal 1995. There were no common equivalent shares arising from shares issued under stock options during the first quarter of fiscal 1996.

The Company did not generate any interest income during the first quarter of fiscal 1996. The Company has utilized its available cash to complete three acquisitions in fiscal 1995 and to fund receivable growth.

The Company's tax provision for the first quarter of fiscal 1996 is comprised of state taxes computed on a basis other than income. The Company's effective tax rate for the first quarter of fiscal 1995 was about 40%, which is comprised of a federal rate of 34% and an average state tax rate of 6%.

                        PART II.  OTHER INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      10(i) Amended Employment Agreement between SofTech, Inc. and Norman L. Rasmussen.

      10(ii) Agreement and Amendment Number 1 to the Asset Purchase Agreement between Information Decisions, Inc., SofTech, Inc. and Micro Control, Inc.

      27(i)    Financial Data Schedule as required by Article 5 of
               Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended August 31, 1995.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOFTECH, INC.


Date:  October 13, 1995                /S/ Joseph P. Mullaney
                                           -----------------------------
                                           Joseph P. Mullaney
                                           Vice President
                                           Chief Financial Officer


Date: October 13, 1995                 /S/ Jan E. Yansak
                                           -----------------------------
                                           Jan E. Yansak
                                           Controller