Form 10-Q
period 1995-11-30
SOFTECH INC
filed 1996-01-16
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            --------------------


      For the Quarter Ended                     Commission File Number
      November 30, 1995                                 0-10665

                                SOFTECH, INC.

      State of Incorporation                  IRS Employer Identification
         Massachusetts                                 04-2453033

             460 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS  02154
                          Telephone (617) 890-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__     No _____


The number of shares outstanding of registrant's common stock at November 30, 1995 was 4,061,776 shares.

                                SOFTECH, INC.
                                _____________

                                    INDEX
                                    _____

PART I.  Financial Information                                  Page Number
                                                                -----------

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets
         November 30, 1995 and May 31, 1995                          3

      Consolidated Condensed Statements of Income -
         Three and Six Months Ended November 30, 1995 and
         November 30, 1994                                         4-5

      Consolidated Condensed Statements of Cash Flows -
         Six Months Ended November 30, 1995 and
         November 30, 1994                                           6

      Notes to Consolidated Condensed Financial Statements         7-9

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 10-11

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                        12


                       PART I.  FINANCIAL INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------
                                 (Unaudited)

                                                                November 30,    May 31,
                                                                1995            1995
                                                                ------------    -----------
ASSETS
------
Cash and cash equivalents                                       $ 1,641,334     $ 2,372,946
Accounts receivable                                              13,017,942      12,659,017
Unbilled costs and fees                                             868,066       1,248,361
Inventory                                                         1,967,855       1,819,184
Prepaid expenses and other assets                                 1,547,589       1,435,919
Deferred and refundable income taxes                                978,712         964,560
Net assets (liabilities) of discontinued operations (Note G)       (324,995)      1,166,178
                                                                -----------     -----------
Total current assets                                             19,696,503      21,666,165
Property and equipment, net (Note F)                              2,263,246       2,338,917
Goodwill                                                          4,078,232       4,621,484
Other assets (Note D)                                                 9,205         118,558
                                                                -----------     -----------
TOTAL ASSETS                                                    $26,047,186     $28,745,124
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                $ 3,896,814     $ 4,112,334
Accrued expenses                                                  1,919,054       2,112,864
Deferred maintenance revenue                                      1,436,935       1,734,122
Federal and state income taxes payable                               25,977          92,000
                                                                -----------     -----------
Total current liabilities                                         7,278,780       8,051,320
Stockholders' equity (Note F)                                    18,768,406      20,693,804
                                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $26,047,186     $28,745,124
                                                                ===========     ===========

See accompanying notes to consolidated condensed financial statements.


                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Unaudited)

                                                   Three Months Ended
                                              ----------------------------
                                              November 30,    November 30,
                                              1995            1994
                                              ------------    ------------
Revenue
  Products                                    $ 8,429,681     $ 9,867,974
  Services                                      3,886,877       2,901,840
                                              -----------     -----------
Total revenue                                  12,316,558      12,769,814
Cost of products sold                           6,630,404       7,748,980
Cost of services provided                       2,677,778       1,612,365
                                              -----------      ----------
Gross margin                                    3,008,376       3,408,469
Selling, general and administrative             3,518,664       2,979,127
                                              -----------      ----------
Operating income (loss)                          (510,288)        429,342
Interest income                                        --          40,169
                                              -----------      ----------
Income (loss) from continuing operations
 before taxes                                    (510,288)        469,511
Provision for federal and state
 income taxes                                      41,000          89,808
                                              -----------      ----------

Income (loss) from continuing operations         (551,288)        379,703
Discontinued operations (Notes C and G)
 Loss from operations                            (224,318)             --
                                              -----------      ----------
Net income (loss)                             $  (775,606)    $   379,703
                                              ===========     ===========
Income (loss) from continuing operations
 per common share                             $     (0.14)    $      0.10
                                              ===========     ===========
Net income (loss) per common share            $     (0.19)    $      0.10
                                              ===========     ===========
Weighted average common shares outstanding      4,061,776       3,911,857


See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Unaudited)

                                                  Six Months Ended
                                                  ----------------
                                              November 30,    November 30,
                                              1995            1994
                                              ------------    ------------
Revenue
  Products                                    $15,869,226     $18,262,370
  Services                                      6,511,214       4,875,895
                                              -----------     -----------
Total revenue                                  22,380,440      23,138,265
Cost of products sold                          12,693,938      14,470,433
Cost of services provided                       4,527,496       2,683,154
                                              -----------     -----------
Gross margin                                    5,159,006       5,984,678
Selling, general and administrative             6,718,640       5,069,985
                                              -----------     -----------
Operating income (loss)                        (1,559,634)        914,693
Interest income                                        --          77,929
                                              -----------     -----------

Income (loss) from continuing operations
 before taxes                                  (1,559,634)        992,622
Provision for federal and state
 income taxes                                      86,284         297,786
                                              -----------     -----------
Income (loss) from continuing operations       (1,645,918)        694,836
Discontinued operations (Notes C and G)
 Loss from operations                            (303,125)             --
                                              -----------     -----------
Net income (loss)                             $(1,949,043)    $   694,836
                                              ===========     ===========
Income (loss) from continuing operations
 per common share                             $     (0.41)    $      0.18
                                              ===========     ===========
Net income (loss) per common share            $     (0.48)    $      0.18
                                              ===========     ===========
Weighted average common shares outstanding      4,059,241       3,889,827


See accompanying notes to consolidated financial statements.

                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

                                                                  Six Months Ended
                                                           ----------------------------
                                                           November 30,    November 30,
                                                           1995            1994
                                                           ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                        $(1,949,043)    $   694,836
                                                           -----------     -----------
Adjustments to reconcile income (loss) to net
 cash used by operating activities:
  Depreciation and amortization                              1,092,550         690,588
  Gain on sale of fixed assets                                 (43,740)             --
  Current and deferred federal and state taxes                 (80,175)       (138,924)
Change in current assets and liabilities net of effects
 from purchase of CCS and SCI in fiscal year 1995:
  Accounts receivable                                         (358,925)     (2,633,074)
  Unbilled costs and fees                                      380,295              --
  Inventory                                                   (247,516)       (424,282)
  Prepaid expenses and other assets                           (116,670)       (874,413)
  Accounts payable                                            (215,520)        490,616
  Accrued expenses                                            (193,810)       (492,778)
  Deferred maintenance revenue                                (297,187)       (319,823)
  Net assets from discontinued operations                    1,491,173         209,746
                                                           -----------     -----------
      Total adjustments                                      1,410,475      (3,492,344)
                                                           -----------     -----------
      Net cash used by operating activities                   (538,568)     (2,797,508)
                                                           -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment, net                     (408,413)       (719,546)
  Proceeds from sale of property and equipment                 147,360              --
  Proceeds from sale of marketable securities                       --       6,090,448
  Acquisition of businesses                                    (36,344)     (4,903,620)
  Other investing activities                                   104,353        (410,923)
                                                           -----------     -----------
  Net cash provided (used) by investing activities            (193,044)         56,359
                                                           -----------     -----------
Cash flows from financing activities:
  Exercise of stock options                                         --          97,688
                                                           -----------     -----------
  Net cash provided by financing activities                         --          97,688
                                                           -----------     -----------
Net decrease in cash and cash equivalents                     (731,612)     (2,643,461)
Cash and cash equivalents, beginning of period               2,372,946       3,976,929
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $ 1,641,334     $ 1,333,468
                                                           ===========     ===========


See accompanying notes to consolidated financial statements.


                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------

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

(C) The consolidated financial statements have been restated to reflect the net assets and operating results of the Government Services Division ("GSD") as a discontinued operation (see Note G). The assets and liabilities of the discontinued business have been reclassified in the Consolidated Condensed Balance Sheets as Net assets (liabilities) of discontinued operations. The operating results of the GSD are shown net of taxes in the Consolidated Condensed Statements of Income as Loss from operations.

(D) The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), subsequent to the establishment of technological feasibility for the product. There were no internal software development costs incurred during the first half of FY96. As of November 30, 1994, the Company had capitalized $422,214 of software development costs. During the third quarter of FY95, the Company determined that the recoverability of these costs had become uncertain due to significant delays in the product development effort and wrote off the previously capitalized software development costs incurred to date, along with all subsequent software development costs incurred.

(E) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109) as of June 1, 1993. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns.

(F)   Details of certain balance sheet captions are as follows:

                                        November 30,    May 31,
                                        1995            1995
                                        ------------    ------------

      Property and equipment            $ 5,520,795     $  5,221,213
      Accumulated depreciation
       and amortization                   3,257,549        2,882,296
                                        -----------     ------------

      Property and equipment, net       $ 2,263,246     $  2,338,917
                                        ===========     ============


      Common stock, $.10 par value      $   450,494     $    449,571

      Capital in excess of par value     16,369,418       16,346,696

      Retained earnings                   3,430,009        5,379,052

      Less treasury stock                (1,481,515)      (1,481,515)
                                        -----------     ------------

      Stockholders' equity              $18,768,406     $ 20,693,804
                                        ===========     ============

(G) Effective December 1, 1993, the Company completed the sale of the GSD to CACI International, Inc. of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets, primarily computer equipment, with a net book value of approximately $900,000.

      Revenue from discontinued operations for the three and six months ended November 30, 1995 was $7,950 and $45,860, respectively. Revenue from discontinued operations for the comparable periods in fiscal 1995 was $323,221 and $616,568, respectively.

      At November 30, 1995 and May 31, 1995, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                     November 30,    May 31,
                                     1995            1995
                                     ------------    -------

Receivables                          $ 237,599       $1,554,178

Accrued expenses and income taxes     (562,594)        (388,000)
                                     ---------       ----------

Net assets (liabilities)             $(324,995)      $1,166,178
                                     =========       ==========

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

      The non-recoverable cash payment and the lease buy out which total $356,497 were expensed to operations and included in selling, general and administrative expense in the second quarter of fiscal 1996. The advance will be expensed as part of the sale of the CAD Division.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Financial Condition
-------------------

During the first six months of fiscal 1996, cash decreased approximately $732,000. Operating activities utilized approximately $539,000, much of that being the nonrecurring cash payment of $426,000 detailed below. The collection of the majority of the remaining GSD receivables provided $1.5 million during the six months ended November 30, 1995.

On September 20, 1995, the Company made a nonrecurring cash payment of $426,000 to the stockholders of Micro Control, Inc. in exchange for their waiving all rights to contingent payments that could have been due if certain profit goals were attained over the next two years. The payment was composed of three separate items which are detailed in Note H to this Form 10-Q. Approximately $356,000 of the cash payment was expensed in this quarter and is included in selling, general and administrative expense. The remaining $70,000 is an advance that is recoverable against commissions earned from the sale of the CAD Division. The specific amount of the contingent cash payments that could have been due were dependent on profit goal attainment and future stock price and were detailed in Management's Discussion and Analysis and in Note J to the 1995 Annual Report. These payments could have been material if profit goals were attained and the market price of the Company's stock did not equal or exceed the defined stock price. This amendment was necessitated by the Company's announcement on July 26, 1995 to seek alternatives aimed at enhancing shareholder value, including, but not limited to, the sale of all or part of the business. By fixing a potentially material unknown liability, potential acquirers are better able to determine fair value of the Company in management's opinion.

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

Management believes that available cash along with the $10 million available line of credit will be sufficient for meeting operating needs over the next twelve months.

Results of Operations
---------------------

Revenue for the three and six month periods ended November 30, 1995 decreased approximately 4% and 3%, respectively, from the same periods in fiscal 1995. The North Carolina locations recorded revenue of $2.2 million and $4.1 million, respectively, for the three and six months ended November 30, 1995 as compared to $4.1 million and $7.5 million, respectively, for the same periods of the previous fiscal year. The decrease in revenue in North Carolina was partially offset by revenue generated by Micro Control, acquired in January 1995, of $1.2 million and $2.4 million, respectively, for the three and six months ended November 30, 1995.

Product revenue, which includes hardware and off-the-shelf software, decreased by 14% and 13%, respectively, for the three and six month periods ended November 30, 1995 as compared to the same periods in the prior year. The decrease is due primarily to the reduced revenue at the North Carolina locations. Overall product gross margins for the three and six months ended November 30, 1995 were 21.0% and 19.8%, respectively, as compared to 21.5% and 20.8%, respectively, for the comparable periods in FY95. The decrease is consistent with the gradual margin decay of off-the-shelf hardware and software components as they become more and more available and therefore subject to intense price sensitivity.

Service revenue increased by 34% for the three and six months ended November 30, 1995 as compared to the same periods in fiscal 1995. Increased service capability and continued growth in recurring maintenance revenue provided a significant portion of the increased service revenue. Gross margin as a percentage of service revenue was 31% for the first half of fiscal 1996 as compared to 45% for the comparable period in FY95. The decreased margin is due primarily to increased staffing in the technical ranks and a delay in a few relatively large orders with a heavy service revenue mix.

Selling, general and administrative cost as a percentage of revenue increased from 21.9% for the first half of fiscal 1995 to 30% for the first half of fiscal 1996. Included in SG&A for the first half of FY96 was the payment of $356,000 to the shareholders of Micro Control, Inc. (see Footnote H), along with approximately $166,000 of costs associated with the now shut down software development group. The costs associated with the software development group were capitalized during the first half of fiscal 1995. The additional increase in SG&A spending is attributable to a combination of increased staffing and overhead costs, including goodwill expense, that resulted from the acquisition of Micro Control in January 1995.

The operating loss from continuing operations was approximately $(510,000) and $(1,560,000), respectively, for the three and six months ended November 30, 1995, as compared to operating income of $470,000 and $915,000, respectively, for the same periods in FY95. Along with the slight decrease in revenue for the first half of fiscal 1996, earnings were negatively impacted by decreases in both product and service margins, as well as a $1.6 million increase in selling, general and administrative costs, $356,000 of which is related to the nonrecurring cash payment as outlined above.

The loss from discontinued operations of $224,318 and $303,125, respectively, for the three and six months ended November 30, 1995 was primarily due to expenses associated with the collection of approximately $1.3 million of outstanding GSD receivables and resolving most outstanding regulatory issues related to that division. This effort is now concluded and all GSD employees were separated at the end of Q2 FY96.

Common equivalent shares arising from shares issued under stock options are the cause of the difference between common shares outstanding and weighted average shares outstanding, for the first half of fiscal 1995. There were no common equivalent shares arising from shares issued under stock options during the first half of fiscal 1996.

The Company did not generate any interest income during the first two quarters of fiscal 1996. The Company has utilized its available cash to complete three acquisitions in fiscal 1995 and to fund receivable growth.

The Company's tax provision for the first two quarters of fiscal 1996 is comprised of state taxes computed on a basis other than income. The Company's effective tax rate for the first half of fiscal 1995 was about 30%, which is comprised of a federal rate of 24% and an average state tax rate of 6%.



                         PART II.  OTHER INFORMATION
                         ---------------------------
                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit

     27(i)  Financial Data Schedule as required to Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended November 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOFTECH, INC.


Date:  January 15, 1996                /S/ Joseph P. Mullaney
       ----------------                -------------------------------
                                            Joseph P. Mullaney
                                              Vice President
                                          Chief Financial Officer


Date: January 15, 1996                 /S/ Jan E. Yansak
      ----------------                 -------------------------------
                                            Jan E. Yansak
                                              Controller