Form 10-Q
period 1996-02-29
SOFTECH INC
filed 1996-04-16
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                             __________________


        For the Quarter Ended                  Commission File Number
          February 29, 1996                            0-10665

                                SOFTECH, INC.

       State of Incorporation                IRS Employer Identification
            Massachusetts                            04-2453033

             460 TOTTEN POND ROAD, WALTHAM, MASSACHUSETTS  02154
                          Telephone (617) 890-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__     No _____

The number of shares outstanding of registrant's common stock at February 29, 1996 was 4,094,776 shares.


                                SOFTECH, INC.
                                -------------

                                    INDEX
                                    -----


PART I.  Financial Information                                 Page Number
                                                               -----------
  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheets
     February 29, 1996 and May 31, 1995                            3

    Consolidated Condensed Statements of Income -
     Three and Nine Months Ended February 29, 1996 and
     February 28, 1995                                           4-5

    Consolidated Condensed Statements of Cash Flows -
     Nine Months Ended February 29, 1996 and
     February 28, 1995                                             6

    Notes to Consolidated Condensed Financial Statements        7-10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 11-13

PART II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                       14



                        PART I. FINANCIAL INFORMATION

                        SOFTECH INC. AND SUBSIDIARIES
                        -----------------------------
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------
                                 (Unaudited)

                                                   February 29,      May 31,
                                                       1996           1995
                                                   ------------    -----------

ASSETS
- ------

Cash and cash equivalents                          $ 2,187,864     $ 2,372,946

Trade and other receivables                         12,326,736      13,619,854

Unbilled costs and fees                              1,108,292       1,248,361

Inventory                                            2,685,297       1,819,184

Prepaid expenses and other assets                      433,180         475,082

Deferred and refundable income taxes                   693,917         964,560

Net assets of discontinued operations (Note G)          51,681       1,166,178
                                                   -----------     -----------

Total current assets                                19,486,967      21,666,165

Property and equipment, net (Note F)                 2,157,223       2,338,917

Goodwill                                             3,785,934       4,621,484

Other assets                                             9,205         118,558
                                                   -----------     -----------

TOTAL ASSETS                                       $25,439,329     $28,745,124
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Accounts payable                                   $ 4,073,435     $ 4,112,334

Accrued expenses                                     1,416,662       2,112,864

Deferred maintenance revenue                         1,711,199       1,734,122

Federal and state income taxes payable                      --          92,000
                                                   -----------     -----------

Total current liabilities                            7,201,296       8,051,320

Stockholders' equity (Note F)                       18,238,033      20,693,804
                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $25,439,329     $28,745,124
                                                   ===========     ===========

See accompanying notes to consolidated financial statements.



                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                              -----------------------------
                                              February 29,     February 28,
                                                  1996             1995
                                              ------------     ------------
Revenue

  Products                                    $ 7,912,915      $ 9,677,053

  Services                                      3,305,311        3,223,355
                                              ----------------------------

Total revenue                                  11,218,226       12,900,408

Cost of products sold                           6,276,394        7,787,466

Cost of services provided                       2,432,042        1,765,024
                                              ----------------------------

Gross margin                                    2,509,790        3,347,918

Selling, general and administrative             3,105,680        3,352,460

Software development costs (Note D)                  ----          737,030
                                              ----------------------------

Operating loss                                   (595,890)        (741,572)

Interest income                                      ----           22,858
                                              ----------------------------

Loss from continuing operations before taxes     (595,890)        (718,714)

Provision (benefit) for federal and state
 income taxes                                      31,609         (200,000)
                                              ----------------------------

Loss from continuing operations                  (627,499)        (518,714)

Discontinued operations (Notes C and G)

   Loss from operations                              ----             ----
                                              ----------------------------

Net loss                                      $  (627,499)     $  (518,714)
                                              ============================

Loss from continuing operations per
 common share                                 $     (0.15)     $     (0.13)
                                              ============================

Net loss per common share                     $     (0.15)     $     (0.13)
                                              ============================

Weighted average common shares outstanding      4,090,490        4,048,893

See accompanying notes to consolidated condensed financial statements.



                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                                                      Nine Months Ended
                                                -----------------------------
                                                February 29,     February 29,
                                                    1996             1995
                                                ------------     ------------

Revenue

  Products                                      $23,782,141      $27,939,423

  Services                                        9,816,525        8,099,250
                                                ----------------------------

Total revenue                                    33,598,666       36,038,673

Cost of products sold                            18,970,332       22,257,899

Cost of services provided                         6,959,538        4,448,178
                                                ----------------------------

Gross margin                                      7,668,796        9,332,596

Selling, general and administrative               9,658,010        8,458,116

Software development costs (Note C)                 166,310          737,030
                                                ----------------------------

Operating income (loss)                          (2,155,524)         137,450

Interest income                                          --          136,457
                                                ----------------------------

Income (loss) from continuing operations
 before taxes                                    (2,155,524)         273,907

Provision for federal and state income taxes        117,893           97,786
                                                ----------------------------

Income (loss) from continuing operations         (2,273,417)         176,121

Discontinued operations (Notes C and G)
  Loss from operations                             (303,125)              --
                                                ----------------------------

Net income (loss)                               $(2,576,542)      $  176,121
                                                ============================
Income (loss) from continuing operations
 per common share                               $     (0.56)      $     0.04
                                                ============================

Net income (loss) per common share              $     (0.63)      $     0.04
                                                ============================

Weighted average common shares outstanding        4,069,619        3,942,266

See accompanying notes to consolidated condensed financial statements.


                       SOFTECH, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                   --------------------------------
                                                   February 29,        February 28,
                                                       1996                1995
                                                   ------------        ------------

Cash flows from operating activities:
  Net income (loss)                                $(2,576,542)        $   176,121
                                                   -------------------------------
Adjustments to reconcile income (loss) to net
 cash used by operating activities:
  Depreciation and amortization                      1,658,479           1,127,162
  Gain on sale of fixed assets                         (49,316)                 --
  Current and deferred federal and state taxes         178,643            (216,552)
Change in current assets and liabilities net of
 effects from purchase of CCS and SCI in fiscal
 year 1995:
  Accounts receivable                                1,293,118          (4,629,564)
  Unbilled costs and fees                              140,069                  --
  Inventory                                         (1,028,146)             46,907
  Prepaid expenses and other assets                     41,902            (185,120)
  Accounts payable                                     (38,899)           (117,918)
  Accrued expenses                                    (696,202)            (33,523)
  Deferred maintenance revenue                         (22,923)           (234,285)
  Net assets from discontinued operations            1,114,497            (474,620)
                                                   -------------------------------

  Total adjustments                                  2,591,222          (4,717,513)
                                                   -------------------------------

  Net cash provided (used) by operating
   activities                                           14,680          (4,541,392)
                                                   -------------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net             (532,570)           (996,575)
  Proceeds from sale of property and equipment         152,674                  --
  Proceeds from sale of marketable securities               --           8,161,304
  Acquisition of businesses                            (36,344)         (6,029,624)
  Other investing activities                           104,353             (42,959)
                                                   -------------------------------
  Net cash provided (used) by investing
   activities                                         (311,887)          1,092,146
                                                   -------------------------------

Cash flows from financing activities:
  Exercise of stock options                            112,125             192,892
                                                   -------------------------------
  Net cash provided by financing activities            112,125             192,892
                                                   -------------------------------

Net decrease in cash and cash equivalents             (185,082)         (3,256,354)

Cash and cash equivalents, beginning of period       2,372,946           3,976,929
                                                   -------------------------------

Cash and cash equivalents, end of period           $ 2,187,864         $   720,575
                                                   ===============================

See accompanying notes to consolidated financial statements.



                       SOFTECH, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(A) The consolidated condensed financial statements have been prepared from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the Company) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. Certain amounts for the prior year have been reclassified to conform with the 1996 presentation.

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

(D) The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), subsequent to the establishment of technological feasibility for the product. There were no internal software development costs incurred during the first nine months of FY96. During the first half of FY95, the Company capitalized $422,214 of software development costs. During the third quarter of FY95, the Company determined that the recoverability of these costs had become uncertain due to significant delays in the product development effort and wrote off the previously capitalized software development costs incurred to date, along with $314,816 of costs incurred during the third quarter of FY95. Subsequent software development costs on this project were expensed as incurred.

(E) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109) as of June 1, 1993. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns.

(F)   Details of certain balance sheet captions are as follows:

                                                    February 29,       May 31,
                                                        1996             1995
                                                    ------------     -----------

      Property and equipment                        $ 5,606,557      $ 5,221,213
      Accumulated depreciation and amortization       3,449,334        2,882,296
                                                    ----------------------------

      Property and equipment, net                   $ 2,157,223      $ 2,338,917
                                                    ============================

      Common stock, $.10 par value                  $   453,794      $   449,571

      Capital in excess of par value                 16,463,244       16,346,696

      Retained earnings                               2,802,510        5,379,052

      Less treasury stock                            (1,481,515)      (1,481,515)
                                                    ----------------------------

      Stockholders' equity                          $18,238,033      $20,693,804
                                                    ============================

(G) Effective December 1, 1993, the Company completed the sale of the GSD to CACI International, Inc. of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets, primarily computer equipment, with a net book value of approximately $900,000.

      Revenue from discontinued operations for the three and nine months ended February 29, 1996 was $0 and $46,000, respectively. Revenue from discontinued operations for the comparable periods in fiscal 1995 was $59,000 and $676,000, respectively.

      At February 29, 1996 and May 31, 1995, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                    February 29,      May 31,
                                        1996           1995
                                    ------------      -------

      Receivables                     $125,681        $1,554,178

      Accrued income taxes             (74,000)         (388,000)
                                      --------------------------

      Net assets                      $ 51,681        $1,166,178
                                      ==========================

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

(I) On April 4, 1996, subsequent to the end of Q3 fiscal year 1996, the Company signed a letter of intent to sell the assets of its CAD Division for approximately $6.5 million. Two long time employees of the Company received the financial support of a Boston based leveraged buyout firm (the "Buyers") in submitting the offer. One of those employees has also served as a Vice President of the Company since 1993, namely Mark Sweetland. The proposal is dependent on the Buyers obtaining debt financing for a portion of the sale price to complete the transaction. It is also subject to a number of conditions, including the negotiation and execution of a mutually agreeable definitive agreement and approval by SofTech's Board of Directors. There can be no assurance that a definitive agreement will be reached or that the Buyers will obtain the necessary financing to complete the proposed transaction.

      For the first nine months of fiscal 1996, the CAD Division generated revenue of approximately $10.7 million, or about 32% of SofTech's total revenue. At the end of February 1996 the CAD Division had approximately $3.3 million in net tangible assets composed of the following assets and liabilities (in thousands):



            Accounts receivable                             $4,307

            Other assets                                       745

            Property and equipment, net of depreciation        639

            Goodwill, net of amortization                    2,364
                                                            ------

               Total assets                                  8,055

            Accounts payable and accrued liabilities         2,354
                                                            ------

               Net assets                                   $5,701
                                                            ======

      If this transaction is consummated on the terms enumerated above, it is anticipated that it will result in approximately $5.5 million in net after tax proceeds to SofTech, and a net gain of between $500,000 and $1.0 million recorded in the quarter in which the transaction closes.

      The Company would anticipate presenting the CAD Division as a discontinued operation in its future filings as the uncertainties with regard to this proposal are clarified.


                       SOFTECH, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
- -------------------

During the first nine months of fiscal 1996, cash decreased approximately $185,000. Net cash provided by operating activities was approximately $15,000. The net loss adjusted for non-cash items, primarily depreciation and amortization, utilized approximately $789,000. A decrease in accounts receivables and unbilled costs and fees, resulting from the revenue decrease in Q3 FY96 versus Q3 FY95, provided approximately $1.4 million. An increase in inventory utilized approximately $1.0 million, while a decrease in accrued expenses utilized approximately $700,000. The collection of the majority of the remaining GSD receivables, net of related tax liabilities, provided $1.1 million during the nine months ended February 29, 1996.

On April 4, 1996, subsequent to the end of Q3 fiscal year 1996, the Company signed a letter of intent to sell the assets of its CAD Division for approximately $6.5 million (see Note I to this Form 10-Q). Two long time employees of the Company received the financial support of a Boston based leveraged buyout firm (the "Buyers") in submitting the offer. One of those employees has also served as a Vice President of the Company since 1993, namely Mark Sweetland. The proposal is dependent on the Buyers obtaining debt financing for a portion of the sale price to complete the transaction. It is also subject to a number of conditions, including the negotiation and execution of a mutually agreeable definitive agreement and approval by SofTech's Board of Directors. There can be no assurance that a definitive agreement will be reached or that the Buyers will obtain the necessary financing to complete the proposed transaction.

On September 20, 1995, the Company made a nonrecurring cash payment of $426,000 to the stockholders of Micro Control, Inc. in exchange for their waiving all rights to contingent payments that could have been due if certain profit goals were attained over the next two years. The payment was composed of three separate items which are detailed in Note H to this Form 10-Q. Approximately $356,000 of the cash payment was expensed in Q2 FY96 and is included in selling, general and administrative expense. The remaining $70,000 is an advance that is recoverable against commissions that may be earned upon the sale of the CAD Division. The specific amount of the contingent cash payments that could have been due were dependent on profit goal attainment and future stock price and were detailed in Management's Discussion and Analysis and in Note J to the 1995 Annual Report. These payments could have been material if profit goals were attained and the market price of the Company's stock did not equal or exceed the defined stock price. This amendment was necessitated by the Company's announcement on July 26, 1995 to seek alternatives aimed at enhancing shareholder value, including, but not limited to, the sale of all or part of the business. By fixing a potentially material unknown liability, potential acquirers are better able to determine fair value of the Company, in management's opinion.

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

Results of Operations
- ---------------------

Revenue for the three and nine month periods ended February 29, 1996 decreased approximately 13% and 7%, respectively, from the same periods in fiscal 1995. The North Carolina locations recorded revenue of $1.3 million and $5.6 million, respectively, for the three and nine months ended February 29, 1996 as compared to $4.1 million and $11.5 million, respectively, for the same periods of the previous fiscal year. The prior year's revenue was for eight months only and included revenue from retail operations which were closed in April 1995. The decrease in revenue in North Carolina was partially offset by revenue generated by Micro Control, acquired in January 1995, of $1.0 million and $3.4 million, respectively, for the three and nine months ended February 29, 1996.

Product revenue, which includes hardware and off-the-shelf software, decreased by 18% and 15%, respectively, for the three and nine month periods ended February 29, 1996 as compared to the same periods in the prior year. The decrease is due primarily to the reduced revenue at the North Carolina locations. Overall product gross margins for the three and nine months ended February 29, 1996 were 20.7% and 20.2%, respectively, as compared to 19.5% and 20.3%, respectively, for the comparable periods in FY95. Although not apparent from the results, management expects continuous downward pressure on product margins as off-the-shelf hardware and software components become more and more available and therefore subject to intense price sensitivity.

Service revenue increased by 3% and 21%, respectively, for the three and nine months ended February 29, 1996 as compared to the same periods in fiscal 1995. Increased service capability and continued growth in recurring maintenance revenue provided a significant portion of the increased service revenue. Gross margin as a percentage of service revenue was 29% for the first nine months of fiscal 1996 as compared to 45% for the comparable period in FY95. The decreased margin is due primarily to increased staffing in the technical ranks and as services become a more significant portion of total revenue.

Selling, general and administrative cost as a percentage of revenue increased from 23.5% for the first nine months of fiscal 1995 to 28.7% for the first nine months of fiscal 1996. Included in SG&A for the first nine months of FY96 was the payment of $356,000 to the shareholders of Micro Control, Inc. (see Footnote H). The additional increase in SG&A spending is attributable to a combination of increased staffing and overhead costs, including goodwill expense, that resulted from the acquisition of Micro Control in January 1995.

The operating loss from continuing operations was approximately $(596,000) and $(2,156,000), respectively, for the three and nine months ended February 29, 1996, as compared to operating income (loss) of $(742,000) and $137,000, respectively, for the same periods in FY95. Along with the decrease in revenue for the first nine months of fiscal 1996, earnings were negatively impacted by a decrease in service margins, as well as a $1.4 million increase in selling, general and administrative costs, $356,000 of which is related to the nonrecurring cash payment as outlined above.

The loss from discontinued operations of $303,125 for the nine months ended February 29, 1996 was primarily due to expenses associated with the collection of approximately $1.4 million of outstanding GSD receivables and resolving most outstanding regulatory issues related to discontinued operations. This effort is now concluded and all GSD employees were separated at the end of Q2 FY96.

Common equivalent shares arising from shares issued under stock options are the cause of the difference between common shares outstanding and weighted average shares outstanding, for the first nine months of fiscal 1995. There were no common equivalent shares arising from shares issued under stock options during the first nine months of fiscal 1996.

The Company did not generate any interest income during the first nine months of fiscal 1996. The Company has utilized its available cash to complete three acquisitions in fiscal 1995 and to fund receivable growth.

The Company's tax provision for the first nine months of fiscal 1996 is comprised of state taxes computed on a basis other than income. The Company's effective tax rate for the first nine months of fiscal 1995 was about 36%, which is comprised of a federal rate of 30% and an average state tax rate of 6%. The Company has placed a valuation reserve against approximately $2.0 million of otherwise recognizable deferred tax assets.


                         PART II.  OTHER INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)   Exhibits

      27(i)   Financial Data Schedule as required by Article 5 of
              Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended February 29, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SOFTECH, INC.


Date:   April 15, 1996                 /s/ JOSEPH P. MULLANEY
                                       ---------------------------
                                           Joseph P. Mullaney
                                           Vice President
                                           Chief Financial Officer


Date:   April 15, 1996                 /s/ JAN E. YANSAK
                                       ---------------------------
                                           Jan E. Yansak
                                           Controller