Form 10-K
period 1996-05-31
SOFTECH INC
filed 1996-08-29
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K
                                   -----------

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from _________________ to _________________________

                         Commission file number 0-10665

                                  SofTech, Inc.
             (Exact name of registrant as specified in its charter)


            Massachusetts                            #04-2453033
    (State or other jurisdiction of                 (IRS Employer
    Incorporation or organization)              Identification Number)


 3260 Eagle Park Drive, N.E., Grand Rapids, MI          49505
   (Address of principal executive offices)           (Zip Code)


                                 (616) 957-2330
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $ 11,352,823 as of August 16, 1996. On August 16, 1996, the registrant had outstanding 4,094,776 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the definitive proxy statement to be filed in connection with the registrant's 1996 annual meeting are incorporated by reference into
     Part III of this report, to the extent set forth in said Part III.

                                     PART I

Item 1 - Business

GENERAL
- - -------

           SofTech, Inc. was founded in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a secondary offering in December 1982.

           During fiscal 1996, the Company had two primary operating divisions, primarily doing business through its wholly-owned subsidiary Information
Decisions, Inc. ("IDI"). The Network Systems Group ("NSG") markets a wide variety of well known computer hardware and off-the-shelf software products as well as a full array of computer related services to its customers through seven offices located in Michigan, North Carolina and New York. The CAD Division markets, distributes and supports several popular Computer Aided Design ("CAD") and Product Data Management ("PDM") software offerings to its customers through seven offices in six states. CAD also sells and supports the computer platforms that run these applications, primarily workstations. The core product offering of this division is a high-end mechanical CAD product developed by Parametric Technology Corporation ("PTC") called Pro/ENGINEER. CAD was one of the first distributors of this product in 1988 and has historically been the second largest reseller of Pro/ENGINEER in the United States.

           On July 26, 1995, in conjunction with the release of fourth quarter results for fiscal year 1995, the Company announced that it had retained an investment banker to seek alternative strategies aimed at enhancing shareholder value including, but not limited to, the sale of all or part of its business.

           On April 9, 1996, the Company announced that it had signed a non-binding letter of intent to sell its CAD Division to a management group that had attracted the financing of a Boston-based leveraged buyout firm. Subsequent to the signing of the letter of intent but prior to completing the transaction, PTC made known its intent to change the method of distribution for its Pro/ENGINEER software package. Specifically, PTC determined that in the near term Pro/ENGINEER would be sold only by its direct sales force. The reseller channel would market a mid range software product with upward compatibility to Pro/ENGINEER. As a result of this product transition, the proposed sale of the CAD Division was not completed and the letter of intent expired on May 31, 1996.

           On June 18, 1996, the Company announced that it had signed a non-binding letter of intent to sell NSG to Data Systems Network Corporation ("DSN"). DSN is a public company listed on the NASDAQ SmallCap Market under the symbol "DSYS" and on the Pacific Stock Exchange under the symbol "DSY". This transaction, if consummated, is expected to be completed in early September 1996. The NSG business has been presented as a discontinued operation. (See description of this transaction under the "Discontinued Operations" section below.)

THE CAD DIVISION
- - ----------------

Products

           As noted previously, the CAD Division's core software product offering is that of PTC's Pro/ENGINEER family of products. Pro/ENGINEER is a high-end mechanical CAD/CAM software tool used to automate the mechanical development of a product from its conceptual design through its release to the manufacturing process. PTC distributes its products through a combination of direct sales and resellers. IDI is the second largest reseller of PTC's products in North America and one of only two PTC resellers that are publicly traded.

           The CAD Division's sales of PTC software amounted to approximately $2.9 million, $1.4 million and $1.2 million in fiscal 1996, 1995, and 1994, respectively. In addition, the Company markets software of related and complementary technology providers such as Product Data Management ("PDM") offerings of Workgroup Technologies. With the exception of PTC's products, none of these software offerings were material to fiscal 1996 results.

           In addition to the software offerings, the Company provides a full array of hardware platforms on which the software operates. Hardware revenue and margin have been and are expected to continue to be a significant component of total revenue and margin. Hardware revenue is generally dependent on the sale of the core software, at least initially. Historically, the hardware platforms sold by the Company have been Unix-based workstations. The Company is an authorized reseller of computer hardware from Silicon Graphics, Hewlett Packard and Sun MicroSystems. With the popularity and price performance of Windows 95 and Windows NT operating systems, it is expected that an increasing number of Pro/ENGINEER customers will opt for personal computers ("PCs") as the platform on which to operate the software rather than workstations. This trend is expected to negatively impact the Company's results given the low margins generally found in the sale of PCs relative to workstation sales.

           The Company provides full maintenance support for the software and hardware it markets to its customers. Recurring hardware maintenance revenue amounted to approximately $650,000, $560,000 and $350,000 in fiscal 1996, 1995 and 1994, respectively. The Company is an authorized reseller of PTC maintenance for its Pro/ENGINEER customers. Essentially all of IDI's Pro/ENGINEER customers have purchased PTC maintenance in the past. Revenue generated from the sale of PTC maintenance was approximately $1.5 million, $860,000 and $420,000 in fiscal 1996, 1995, and 1994, respectively. The remainder of the service revenue was composed of services provided to customers related to installation, training and consulting.

Product Transition

           In January 1995, PTC introduced a mid-range product known as Pro/JR. Pro/JR. had approximately 30% of the functionality of Pro/ENGINEER, was priced at about $8,000 per seat ("unit") and was upwardly compatible with Pro/ENGINEER. The Junior offering was aimed at the relatively large user base of two dimensional software products and the perceived need of a significant number of those 2D users to migrate to a 3D solid modeling product. The installed base of this low end mechanical CAD market is estimated to be approximately 2 million seats. It was expected that as many as 400,000 of those engineers were in need of more robust software with a three dimensional, parametric capability.

           PTC has stated that it intends to pursue the mid-range, 3D solid modeling market. PTC informed its resellers that, effective September 30, 1996, the Pro/ENGINEER product will be distributed only through the direct sales force of PTC. The reseller channel will only market the Pro/JR. successor product that is expected to be introduced in mid-September. The successor product is to be enhanced, renamed and repositioned in the marketplace. PTC has established a dedicated, in-house product group with the sole responsibility of supporting the reseller channel and the new product.

           In connection with the transition from the Pro/ENGINEER offering to the new product, PTC has, among other things, offered the following plan to the reseller channel:

     * margin on the new product will be 75% for the first year as compared to 37% for Pro/ENGINEER. The result is that IDI will generate approximately the same gross margin dollars for one unit of the new product as it did for Pro/ENGINEER;

     * ability to resell PTC maintenance on Pro/ENGINEER for one year ending September 30, 1997;

     * royalty of 20% of the gross software sales by PTC to the Company's installed base by the direct sales force for the period from October 1, 1996 to December 31, 1996;

     * opportunity to partner with the PTC direct sales force for the sale of hardware, hardware maintenance, and consulting services to their software customers in the Company's markets; and

     * various other support efforts intended to increase the likelihood of success for the new product and therefore the resellers.

Competition

           In marketing the Pro/ENGINEER family of products competition was primarily from other resellers of PTC software, PTC's direct sales force, and direct or reseller sales forces offering software products of other technology providers such as Structural Dynamics Research Corporation, Computervision, EDS, Intergraph and IBM.

           During fiscal 1997 when the Company is focused on the distribution of the new product the Company anticipates that it will encounter competition from the low and mid-range product offerings of companies such as AutoDesk, CADKey, Intergraph, Matra Datavision and IBM and a few private companies with comparable products but generally lacking upward compatibility to a product like Pro/ENGINEER.

Duration of the PTC License Agreement

           Licenses to distribute hardware and software offerings of technology providers generally are subject to renewal annually. PTC is the only such license that is material to the business. This agreement expires on or about October 31, 1997 and can be terminated by either party with 30 days notice. The Company has a long-standing business relationship with PTC and believes it will continue to be an authorized reseller of PTC's products for the foreseeable future.

Personnel

           As of May 31, 1996, the Company employed 39 persons related to the continuing operation. This headcount distributed over functional lines is as follows: Sales representatives = 11; Engineers = 16; General & Administrative = 12.

           The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

Backlog

           Backlog as of May 31, 1996 and 1995 was approximately $490,000 and $350,000, respectively. Deferred maintenance revenue, which represents hardware maintenance services to be performed during the following year, totaled approximately $670,000 at May 31, 1996 and 1995. Given the short time period between receipt of order and delivery, on average 30 days, the Company does not believe that backlog is an important measure as to the relative health of the CAD business.

Research and Development

           The Company is currently focused in a business in which it is marketing and distributing hardware and software of technology providers to its customers. As such, the Company has not incurred any expenditures related to research and development during the years ended May 31, 1996 and 1995. It is not expected that this situation will change in fiscal 1997.

Customers

           During fiscal 1995 a single customer accounted for approximately 21% of the Company's revenue. No single customer accounted for more than 10% of the Company's revenue in fiscal 1996 or 1994. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

Seasonality

           The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods. First quarter revenue as a percent of full year revenue for fiscal years 1996, 1995 and 1994 was approximately 22%, 20% and 12%, respectively.

DISCONTINUED OPERATION
- - ----------------------

           On May 29, 1996, the Board of Directors approved a plan to dispose of the Network Systems Group and to retain the CAD Division as the sole operating unit within the Company. The consolidated financial statements have been restated to reflect the net assets and operating results of NSG as discontinued operations. The assets and liabilities of NSG have been reclassified in the Consolidated Balance Sheets as net assets of discontinued operations. The operating results of NSG are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations."

           The sale of NSG is expected to be completed in early September 1996 to DSN on primarily the same terms announced on June 18, 1996. It is anticipated that DSN will purchase substantially all the operating assets of the NSG business from the Company including certain defined assets and assume certain defined liabilities with a net book value of approximately $2.0 million in exchange for approximately $2.3 million in cash and 540,000 shares of DSN which represents about 19.9% of its outstanding stock. The assets to be included in the sale are primarily fixed assets and service parts used to service the installed base. It is expected that DSN will purchase the NSG inventory from the Company at cost as delivery and invoicing occurs subsequent to transaction date. It is expected that this process will be primarily complete within two months following the transaction.

           Cash, accounts receivable, the Raleigh, NC office building and most liabilities are excluded from the sale. At May 31, 1996 the net tangible asset value of the NSG assets and liabilities the Company will retain was $4.0 million, excluding cash. It is expected that the majority of these assets will be collected and liabilities satisfied within three months of the transaction date. Notwithstanding the foregoing, there can be no assurance that the proposed sale of NSG assets will, in fact, be consummated. (see Notes A, I and L to the Consolidated Financial Statements of the Company included herein).


EXECUTIVE OFFICERS
- - ------------------

           The current executive officers of the Company are as follows:

           Name                         Age   Position
           ----                         ---   --------

           Norman L. Rasmussen........  67    President and Chief Executive
                                               Officer, Director
           Mark R. Sweetland..........  47    Vice President of the Company,
                                               President and Chief Executive
                                               Officer, Information Decisions,
                                               Inc.
           Joseph P. Mullaney.........  39    Vice President, Treasurer and
                                               Chief Financial Officer
           Jean J. Croteau............  41    Vice President, Business Operations
           Sean Q. Flynn..............  34    Vice President of the Company,
                                               President and Chief Executive
                                               Officer, System Constructs, Inc.

           Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

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


Item 2 - Properties
- - -------------------

          The  Company   leases   office  space  in  Grand   Rapids,   Michigan;
Indianapolis, Indiana; Covington, Kentucky; Austin and Houston, Texas; and Yardley, Pennsylvania. The total space leased for these locations is approximately 14,200 square feet. The fiscal 1996 rent was approximately $203,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

          As part of an NSG acquisition in fiscal 1995, the Company purchased a 10,000 square foot, two story office building in Raleigh, North Carolina. This property will not be acquired by DSN. It is expected that the building will be sold after the close of the DSN transaction.


Item 3 - Legal Proceedings
- - --------------------------

          Subsequent to year end, the Company filed a complaint against several former NSG employees in a civil case in the courts of the State of Michigan alleging, among other things, violation of non-compete and confidentiality agreements, as well as breach of loyalty to the Company. The Company is seeking enforcement of the agreements and compensation for damages incurred due to these violations. The case is in the discovery period and it is unclear, at this time, how this matter will be resolved.

          The Company is not a party to any other material legal proceedings.


Item 4 - Submission of Matters to a Vote of Stockholders
- - --------------------------------------------------------

          No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the Stockholders of SofTech.

                                     PART II

Item 5 - Market  for the  Registrant's  Common  Stock and  Related  Stockholders
         Matters
- - --------------------------------------------------------------------------------

          The Company's common stock trades on the NASDAQ Stock Market under the symbol "SOFT".

          At May 31, 1996, there were approximately 352 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents. The table below sets forth quarterly high and low bid prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                               1996                 1995
                          ---------------      ---------------
                          High       Low       High       Low
                          -----     -----      -----     -----

     First Quarter        5 3/4     3 1/2      7 5/8     5 1/2
     Second Quarter       5         3 3/4      8 1/4     6 3/8
     Third Quarter        4 1/2     3 1/4      6 5/8     4 1/8
     Fourth Quarter       4 5/8     3          4 7/8     3 5/8

          The Company is currently contemplating the possible distribution of all or a portion of the net proceeds from the proposed sale of the NSG Division, if consummated. See Notes A, I and L to the Consolidated Financial Statements of the Company included herein. The Company has not paid any cash dividends in the past.


Item 6 - Selected Financial Data
- - --------------------------------

          The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


(in thousands, except per share data)               1996        1995        1994        1993        1992
- - -----------------------------------------------------------------------------------------------------------

Revenue from continuing operations                  $13,658     $10,403     $ 6,662     $ 5,491     $ 3,249
Income(loss) from continuing operations                (456)        (18)        966         660         361
Earnings per share:
Income (loss) from continuing operations               (.11)       (.00)        .25         .17         .09
Net income (loss)                                     (1.44)       (.60)        .70         .45         .12
Weighted average number of shares outstanding         4,076       3,848       3,810       3,914       3,803
Working capital                                      12,668      17,929      20,441      18,708      17,065
Total assets                                         17,037      23,505      22,063      20,273      17,630
Total liabilities                                     2,080       2,811       1,221       1,317         422
Stockholders' equity                                 14,957      20,694      20,842      18,956      17,208

Note: The results for fiscal years 1996 and 1995 include the effect of the acquisition Micro Control in January 1995. The financial information for all years presented have been restated to reflect the operating results of the Network Systems Group as a discontinued operation. The financial information for fiscal 1993 and prior fiscal years have been restated to reflect the operating results of the Government Services Division as a discontinued operation.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations
- - --------------------------------------------------------------------------------

          Income Statement Analysis

          The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 1996. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 1996 is presented.

                                           Items as a percentage            Percentage change
                                                of revenue                     year to year
                                        --------------------------     ---------------------------
                                         1996      1995      1994      1995 to 1996   1994 to 1995
                                        ------    ------    ------     ------------   ------------

Revenue
  Products                               75.4%     78.9%     79.3%         25.4%          55.3%
  Service                                24.6      21.1      20.7          53.3           59.5
                                        -------------------------
      Total revenue                     100.0     100.0     100.0          31.3           56.1

Cost of sales
  Products                               53.5      58.2      56.5          20.6           60.8
  Services                               18.5      14.1      14.3          71.9           54.8
                                        -------------------------
Total cost of sales                      72.0      72.3      70.8          30.6           59.6

Gross margin
  Products                               29.1      26.2      28.8          39.1           41.4
  Services                               24.9      33.0      31.0          15.6           69.8
Total gross margin                       28.0      27.7      29.2          33.1           47.7

S.G.& A.                                 31.2      28.3      18.4          45.1          140.0

Interest income                            --       1.3       4.4        (100.0)         (52.6)
                                        -------------------------
Income (loss) from continuing
  operations before tax                  (3.2)       .7      15.2        (672.1)         (92.5)
Tax provision                              .1        .9        .8          78.4           87.9
                                        -------------------------
Income (loss) from continuing
  operations                             (3.3%)     (.2%)    14.4%     (2,396.3)        (101.9)
                                        -------------------------

Description of the Business

          During fiscal 1996 the Company had two primary operating divisions. The Network Systems Group ("NSG") markets a wide variety of well known computer hardware and off-the-shelf software products as well as a full array of computer related services to its customers through seven offices located in Michigan, North Carolina, and New York. The CAD Division markets, distributes and supports several popular Computer Aided Design ("CAD") and Product Data Management ("PDM") software offerings to its customers through seven offices in six states. In addition, this Division is an authorized reseller of numerous hardware platforms on which the software operates and provides a full spectrum of services to support the installation.

          On June 18, 1996, the Company announced that it had signed a non-binding letter of intent to sell NSG to Data Systems Network Corporation ("DSN"). This transaction is expected to be completed in early September 1996. The results of the NSG business have been presented as a discontinued operation. The NSG assets and liabilities have been reclassified in the Consolidated
Balance Sheets as net assets of discontinued operations. The NSG operating results are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations". The analysis below is directed exclusively to the continuing operations which are composed solely of the CAD Division. See also the discussion under "Item 1 Business -- Discontinued Operation" and Notes A, I and L to the Consolidated Financial Statements of the Company included herein.


Results of Operations

          Total revenue increased from $10.4 million in fiscal 1995 to $13.7 million in fiscal 1996, a 31% increase. The revenue increase from fiscal 1994 to 1995 was 55%. The acquisition of Micro Control in January 1995 accounted for approximately $4.0 million of the fiscal 1996 and $1.5 million of the fiscal 1995 revenue.

          Product revenue includes hardware and off-the-shelf software. Product revenue increased 25% in fiscal 1996 from 1995 and 55% for fiscal 1994 to 1995. Service revenue, which includes hardware and software maintenance, installation, training and consulting, increased 53% in fiscal 1996 from 1995 and 60% from fiscal 1994 to 1995.

          As described above under "Item 1 - Business -- The CAD Division", effective September 30, 1996, the Company will no longer be able to sell the Pro/ENGINEER product line of Parametric Technology Corporation ("PTC"), the supplier of the core technology for the Company. Pro/ENGINEER is the leading high-end mechanical CAD/CAM product available today and has been the core product of the Company. In order to reduce channel conflict and customer confusion in the marketplace, PTC has established the Pro/ENGINEER offering as a product of the direct sales force only. Reseller's such as SofTech will market, distribute and support a mid-range product expected to be introduced by PTC in September. This mid-range product is expected to sell for approximately one half the price of Pro/ENGINEER and is more likely to be operated on a personal computer. Historically, the Company sold primarily UNIX workstation platforms on which the software would run. It is unclear as to the market acceptance of the new product and the impact on the Company of the potential loss of hardware revenue and margin related to workstations. The competitive environment for the distribution of personal computers is such as to make it difficult for the Company to pursue it as an opportunity.

          Under the new reseller relationship with PTC, the Company will receive a 20% margin on PTC software sales made to its customers by the PTC direct sales force for the period from October 1 to December 31, 1996. In addition, the Company will be permitted to market and support Pro/ENGINEER maintenance until September 30, 1997. Lastly, it is expected that the Company will partner with the PTC direct sales force to supply hardware and, in some cases, support services related to the sales of Pro/ENGINEER. This partnering with PTC direct has not been an opportunity in the past given the competition for the same customer's business. This will no longer be the case given the different product lines offered by each.

          The current agreement between the Company and PTC to market products and services expires on or about October 31, 1997. The Agreement contains certain cancellation provisions which allow either party to terminate the relationship for any reason with 30 days notice. The ability to continue the relationship as a PTC business partner is material to the business.

          Selling, general and administrative expense increased 45% from fiscal 1995 to 1996 and 140% from fiscal 1994 to 1995. This category of expense as a percent of revenue was 31%, 28% and 18% for fiscal years 1996, 1995 and 1994, respectively. The increases in SG&A in fiscal 1995 and 1996 relative to fiscal 1994 were primarily due to three factors. Those three factors and the impact on SG&A expenditures in each of the years were as follows:

     * Goodwill amortization related to the mid-year FY95 acquisition of Micro Control totaled $481,000 in fiscal 1996 and $218,000 in fiscal 1995;

     * Allocation of SofTech corporate expenses increased from $102,000 in fiscal 1994 to $724,000 in fiscal 1995 and $610,000 in fiscal 1996.
          The increase in fiscal 1995 and 1996 relative to 1994 was due to the sale of the GSD in fiscal 1994 which had absorbed most of those corporate expenditures; and

     * A one-time charge of $426,000 was recorded in fiscal 1996 related to an amendment to the Micro Control Purchase Agreement (see Note J to the Company's Consolidated Financial Statements included herein).

          Interest income decreased from $294,000 in fiscal 1994 to $139,000 in fiscal 1995. In fiscal 1996 the Company did not earn any interest income. The decrease in interest income since fiscal 1994 is due primarily to the use of approximately $6.4 million in cash to acquire three companies during fiscal 1995 and the negative impact of that activity on available cash resources for passive investment. During fiscal 1996 available cash was invested at short term rates and the interest generated from that activity was offset against bank fees for other services provided to the Company, such as lockbox charges.

          The effective tax rate was 5% in each of fiscal 1996 and 1994. The effective tax rate for fiscal 1995 was 124%. The provision in each of the years is related primarily to state and local taxes. The 1996 effective rate was different from the statutory rate primarily due to valuation reserves established against the deferred tax asset due to the uncertainty of the recoverability of those assets against taxes due in the future. The Company has tax credits of $713,000 and net operating loss carryovers of approximately $3.3 million to offset future federal taxes that may be payable.

          Included in the 1996 results is an estimated loss of $700,000 expected to be realized upon completion of the sale of NSG as presented on the Statement of Operation under the caption "Discontinued operations: Gain (loss) from disposal." The anticipated premium of $2.7 million in excess of net tangible value of the assets to be transferred, if the transaction is completed, would be offset by estimated expenses of $3.4 million directly related to the transaction. Those estimated expenses include: the write off of approximately $1.6 million of unamortized NSG goodwill as of the expected transaction date, projected value of the proposed issuance of 409,500 SofTech shares to certain key executives as described in Note L, and certain transaction related expenses of about $1.3 million associated with employment and severance agreements, and professional fees.

Capital Resources and Liquidity

          The Company ended fiscal 1996 with approximately $3.0 million in cash, an increase of approximately $600,000 from the previous year. The net cash provided from operating activities totaled $686,000 for fiscal 1996 with the discontinued operations having utilized $322,000 of cash during that period. The loss from continuing operations, which included the non-recurring charge of $426,000, adjusted for non-cash expenses of depreciation and amortization, provided approximately $252,000. Recovery of previously paid federal and state taxes provided approximately $537,000. A decrease in accounts receivable provided cash of $616,000 and the decrease of accounts payable and accrued expenses utilized approximately $731,000 in cash.

          Subject to the successful completion of the proposed sale of NSG and collection of accounts receivable and other assets retained and not sold as part of the transaction, and the continuing review and oversight by the Board of Directors of the Company, a possible distribution of all or a portion of the net proceeds from the proposed NSG sale, if consummated, is being considered (see Note L to the Company's Consolidated Financial Statements included herein). It is expected that such a distribution would be made after the NSG cash is collected from the receivables not sold as part of the transaction, which is expected to be prior to December 31, 1996. The existing $10 million line of credit arrangement has been reduced to $1 million until such time as the bank can assess the creditworthiness of the Company following the planned distribution.

          However, there can be no assurance that the proposed sale of assets of NSG will in fact be consummated, or that any distribution to stockholders will be made in any amount or at any time in the future. See also Note L to the Consolidated Financial Statements of the Company included herein. The Company has never paid cash dividends on its capital stock in the past.

          The Company believes that the cash remaining in the business following the proposed distribution, together with funds expected to be available under an amended line of credit agreement reduced to accommodate the smaller, less capital intensive CAD business and cash generated from operations, will be sufficient to meet the Company's working capital needs through fiscal 1997.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This statement establishes financial accounting and reporting standards for stock based employee compensation plans. While the Company is reviewing the adoption and impact of FAS 123, it is expected that adoption of this standard will have no material impact on the Company's financial position or results of operations. The Company will be required to adopt FAS 123 in fiscal 1997.


Item 8 - Financial Statements and Supplementary Data
- - ----------------------------------------------------

          Financial statements and supplementary data are included herein and are indexed under item 14(a)(1)-(2).


Item 9 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure
- - --------------------------------------------------------------------------------

          None.


                                    PART III


Item 10 - Directors and Executive Officers of the Registrant
- - ------------------------------------------------------------

          The information under "Election of Directors" in the Company's definitive proxy statement to be filed in connection with the Company's 1996 annual meeting is incorporated by reference herein. The current executive officers of the Company are set forth under the caption "Executive Officers" in
Item 1 of this Form 10-K.

Item 11 - Executive Compensation
- - --------------------------------

          The information required under this item will be included in the Company's definitive proxy statement, to be filed in conjunction with the Company's 1996 annual meeting, and is incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management
- - ------------------------------------------------------------------------

          The  information   under   "Election  of  Directors"   and  "Principal
Stockholders" in the Company's definitive proxy statement, to be filed in connection with the Company's 1996 annual meeting, is incorporated by reference herein.


Item 13 - Certain Relationships and Related Transactions
- - --------------------------------------------------------

          The information   under  "Election  of  Directors"  in  the  Company's
definitive proxy statement, to be filed in connection with the Company's 1996 annual meeting, is incorporated by reference herein.


                                     PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- - --------------------------------------------------------------------------

(a)   The following items are filed as part of this report:

(1)   Consolidated Financial Statements:
      ----------------------------------

      Report of Independent Accountants                                      14
      Consolidated Statements of Operations and Retained Earnings
       (Deficit) - Years ended May 31, 1996, 1995 and 1994                   15
      Consolidated Balance Sheets - May 31, 1996 and 1995                    16
      Consolidated Statements of Cash Flows - Years ended May 31, 1996,
       1995 and 1994                                                         17
      Notes to Consolidated Financial Statements                             18


(2)   Consolidated Financial Statement Schedule:
      -------------------------------------------

      Schedule VIII - Valuation and Qualifying Accounts                      26

          The report of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appears on page 14 of this report.

          All other financial statements and schedules not listed have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or footnotes.

(3)   Exhibits:
      ---------

       (2)(i) Acquisition Agreement by and among SofTech, Inc., CACI International Inc., and CACI Inc., filed as Exhibit 2.1 to Form 8-K, dated December 1, 1993, are incorporated herein by reference.

       (2)(ii) Stock Purchase Agreement by and among SofTech, Inc., System Constructs, Inc. and the Stockholders of System Constructs, Inc., filed as Exhibit 2.1 to Form 8-K, dated June 24, 1994, is incorporated herein by reference.

       (2)(iii) Asset Purchase Agreement by and among Information Decisions, Incorporated, SofTech, Inc., Computersmith Corporation, and Stockholders of Computersmith Corporation, filed as Exhibit
                  2.2 for Form 8-K, dated June 24, 1994, is incorporated herein by reference.

       (2)(iv) Asset Purchase Agreement by and among Information Decisions, Inc. as buyer and SofTech, Inc. and Micro Control, Inc. as seller and Stockholders of Micro Control, Inc., filed as
                  Exhibit 2.1 to Form 8-K, dated January 5,1995, is incorporated herein by reference.

       (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated herein by reference. Amendment to the Articles of Organization filed as Exhibit
                  (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.

       (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10-K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.

      (10)(i) Board resolutions relating to 1981 Non-qualified Stock Option Plan, 1981 Incentive Stock Option Plan, and forms of options, filed as Exhibits 28(A) and 28(B) to registration statement No. 2-82554, are incorporated by reference. Also, the Company's 1984 Stock Option Plan is incorporated by reference to Exhibit 28(c) to Registration Statement 33-5782.

      (10)(ii) Employment Agreement dated as of January 1, 1994, between SofTech, Inc. and Norman L. Rasmussen, filed as Exhibit
                  (10)(ii)  to  1994  Form  10-K,   is  incorporated  herein  by
                  reference.

      (10)(iii)   Amended Employment Agreement between SofTech, Inc. and  Norman
                  L. Rasmussen, filed as Exhibit (10)(I) to Form 10-Q for the fiscal quarter ended August 31, 1995, is incorporated herein by reference.

      (11)        Statement  re:   computation  of  per  share  earnings,  filed
                  herewith.

      (21)        Subsidiaries of the Registrant, filed herewith.

      (23.1)      Consent of Coopers & Lybrand L.L.P., filed herewith.


(b)   Reports on Form 8-K
      -------------------

          No reports on Form 8-K were filed with the Securities and Exchange Commission for the fourth quarter of fiscal 1996.

(c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above that are not incorporated by reference.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedules listed in Item 14(a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                        ---------------------------------



To the Stockholders and Board of Directors of SofTech, Inc.:


         We have audited the consolidated financial statements and the financial statement schedule of SofTech, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. as of May 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, subsequent to the proposed sale of the Company's Network Systems Group and the possible distribution of the net proceeds to shareholders, the Company would have limited capital to operate the remaining CAD Division. In addition, the Company's product offerings have been limited by a major supplier. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A under the caption "Plan of Operations." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
August 28, 1996

SOFTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS (DEFICIT)

                                                (in thousands, except per share data)
For the Years ended May 31,                         1996          1995          1994
                                                  --------      --------      -------

Revenue:
  Products                                        $ 10,294      $  8,208      $ 5,286
  Services                                           3,364         2,195        1,376
                                                  -----------------------------------
Total Revenue                                       13,658        10,403        6,662

Cost of products sold                                7,303         6,057        3,766
Cost of services provided                            2,526         1,469          949
                                                  -----------------------------------

Gross margin                                         3,829         2,877        1,947
Selling, general and administrative                  4,265         2,940        1,225
                                                  -----------------------------------
Income (loss) from operations                         (436)          (63)         722
Interest income                                         --           139          294
                                                  -----------------------------------
Income (loss) from continuing operations
 before income taxes                                  (436)           76        1,016
Provision for income taxes (Note B)                     20            94           50
                                                  -----------------------------------
Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle                                 (456)          (18)         966
Discontinued operations (Note I):
  Income (loss) from discontinued operations
   (less applicable provision for income
   taxes of $132,040, $167,072, and $249,067,
   respectively)                                    (4,701)        (2,303)        364
  Gain (loss) from disposal (less applicable
   provision for income taxes of $0, $0, and
   $301,458, respectively)                            (700)            --       1,121
Cumulative effect on prior years of change in
 accounting for income taxes (Note A)                   --             --         233
                                                  -----------------------------------

Net income (loss)                                   (5,857)        (2,321)      2,684

Retained earnings, beginning of year                 5,379          7,700       5,016
                                                  -----------------------------------
Retained earnings (deficit), end of year          $   (478)      $  5,379     $ 7,700
                                                  ===================================

Income (loss) from continuing operations
 per common share (Note H)                          ($0.11)        ($0.00)      $0.25
                                                  ===================================
Cumulative effect on prior years of change
 in accounting for income taxes (Note H)                --             --       $0.06
                                                  ===================================

Net income (loss) per common share (Note H)         ($1.44)        ($0.60)      $0.70
                                                  ===================================


The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.
CONSOLIDATED BALANCE SHEETS

                                                         (dollars in thousands)
As of May 31,                                             1996           1995
                                                        --------       ---------

Assets:
Current assets:
Cash and cash equivalents                               $  3,017       $  2,373
Marketable securities                                         --             --
Accounts receivable (less allowance of $200 and
 $0 in 1996 and 1995, respectively)                        3,211          3,668
Unbilled costs and fees                                      134             88
Inventory                                                    341            301
Prepaid expenses and other assets                            522            578
Deferred and refundable income tax (Note B)                   --          1,130
Net assets of discontinued operations (Note I)             7,523         12,602
                                                        -----------------------

Total current assets                                      14,748         20,740
                                                        -----------------------

Property and equipment, at cost:
Data processing equipment                                    917            726
Office furniture                                              51             63
Leasehold improvements                                        55             57
                                                        -----------------------
Total property and equipment                               1,023            846
Less accumulated depreciation and amortization               506            343
                                                        -----------------------
                                                             517            503

Other assets                                               1,772          2,262
                                                        -----------------------
                                                        $ 17,037       $ 23,505
                                                        =======================

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                        $    862       $  1,395
Accrued expenses                                             550            748
Deferred maintenance revenue                                 668            668
                                                        -----------------------

Total current liabilities                                  2,080          2,811
                                                        -----------------------

Commitments and contingencies (Note G)

Stockholders' equity (Notes D and E):
Common stock, $.10 par value; authorized 10,000,000
 shares; issued 4,537,933 and 4,495,704 shares in
 1996 and 1995, respectively                                 454            450
Capital in excess of par value                            16,463         16,347
Retained earnings (deficit)                                 (478)         5,379
Less treasury stock, 443,157 shares in 1996 and
 1995, at cost                                            (1,482)        (1,482)
                                                        -----------------------
Total stockholders' equity                                14,957         20,694
                                                        -----------------------
                                                        $ 17,037       $ 23,505
                                                        =======================


The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     (in thousands)
For the years ended May 31,                              1996           1995            1994
- - ------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                        $ (5,857)      $ (2,321)       $  2,684

Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
  Depreciation and amortization                               708            364             106
  Gain (loss) on sale of discontinued operations              700             --          (1,003)
  Gain on disposal of equipment                               (60)            --              --
  Deferred provision for income taxes                         593           (380)           (750)
Change in current assets and liabilities:
  Accounts receivable and unbilled costs and fees             412         (1,349)              5
  Inventory                                                   (51)           (82)            178
  Prepaid expenses and other assets                            56           (251)           (234)
  Accounts payable                                           (533)           627            (398)
  Accrued expenses                                           (198)           279             120
  Deferred maintenance revenue                                 --            368             175
  Current federal and state income taxes                      537            (16)              7
  Net assets of discontinued operations                     4,379         (1,574)              8
                                                         ---------------------------------------
Total adjustments                                           6,543         (2,014)         (1,786)
                                                         ---------------------------------------

Net cash provided (used) by operating activities              686         (4,335)            898
                                                         ---------------------------------------

Cash flows from investing activities:
  Capital expenditures                                       (419)          (249)           (210)
  Proceeds from sale of capital equipment                     248              --             --
  Proceeds from sale of marketable securities                  --           9,155          3,480
  Payments to acquire marketable securities                    --              --         (7,492)
  Proceeds from the sale of the GSD                            --              --          4,226
  Payments for purchase of CCS, SCI and MCI                   (28)         (6,366)            --
  Other investing activities                                   45              (9)            --
                                                         ---------------------------------------
Net cash provided (used) by investing activities             (154)          2,531              4
                                                         ---------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                     112             200            487
  Payments to acquire treasury stock                           --              --         (1,285)
                                                         ---------------------------------------

Net cash provided (used) by financing activities              112             200           (798)
                                                         ---------------------------------------

Net increase (decrease) in cash and cash equivalents          644          (1,604)           104

Cash and cash equivalents, beginning of year                2,373           3,977          3,873
                                                         ---------------------------------------
Cash and cash equivalents, end of year                   $  3,017       $   2,373       $  3,977
                                                         =======================================

Supplemental disclosures of cash flow information:
Non cash investing activities
  Fair value of shares issued in connection with
   acquisition of SCI and MCI                            $      8       $   1,972       $     --
                                                         =======================================


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

          The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. (IDI), System Constructs, Inc. (SCI), SofTech Investments, Inc., Compass, Inc. (Compass) and AMG Associates, Inc. (AMG). Compass and AMG are inactive subsidiaries. The Network Systems Group (NSG) of IDI and SCI are operations anticipated to be sold subsequent to year end and are therefore presented as discontinued operations (See Note I). All significant intercompany transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with the 1996 presentation.

          On July 26, 1995, the Company announced its intention to seek alternative strategies aimed at enhancing shareholder value including, but not limited to, the sale of all or part of the business. On June 18, 1996, the Company announced the signing of a non-binding letter of intent to sell the Network Systems Group to Data Systems Network Corporation (DSN) (NASDAQ Small
Cap: DSYS, Pacific Stock Exchange: DSY). The acquisition is subject to execution of a definitive agreement, various customary conditions and approval of the Boards of Directors of both companies. There can be no assurance that a definitive agreement will be consummated.

          The proposed transaction, as contemplated by the letter of intent, provides for the acquisition by DSN of certain assets and the assumption of specified liabilities of NSG which has offices in Michigan, North Carolina and New York and does business primarily through SofTech's wholly-owned subsidiary, IDI. The assets to be acquired include inventory, equipment, maintenance agreements, customer lists, intangibles and certain other assets, and the assumption of certain liabilities of NSG. SofTech's net carrying value of the assets to be sold and liabilities to be assumed in this transaction totals approximately $2.0 million. SofTech will receive cash of about $2.3 million plus 540,000 shares of Data Systems' stock. Cash, accounts receivable, owned real estate, and most liabilities will not be sold or transferred as part of this transaction.

          Notwithstanding the foregoing, there can be no assurance that the proposed sale of NSG assets will in fact be consummated. Following the sale of NSG, if consummated, SofTech's operations will be composed entirely of the CAD Division. The Company is no longer marketing the CAD business for disposal.

          The consolidated financial statements have been restated to reflect the net assets and operating results of NSG as a discontinued operation. The assets and liabilities of NSG have been reclassified in the Consolidated Balance Sheets as net assets of discontinued operations. The operating results of NSG, Government Services Division (GSD), and Compass are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations".


          INDUSTRY SEGMENT AND SIGNIFICANT CUSTOMER:

          The Company operates in one industry segment and is engaged in the marketing, distribution and support of CAD/CAM computer solutions. Revenue from a single customer accounted for approximately $2,200,000 in 1995.


          INVENTORIES:

          Inventories consist of equipment purchased for resale and service parts and are stated at the lower of cost (first-in, first-out method) or market. Service parts are being amortized over a five-year period on a straight-line basis. The unamortized book value of the service parts was $50,000 and $60,000 as of May 31, 1996 and 1995, respectively.


          PROPERTY AND EQUIPMENT:

          Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

                                                   Estimated
                                                  Useful Lives
                                             ---------------------

      Data processing equipment                    3-5 years
      Office furniture                            5-10 years
      Leasehold improvements                 Lesser of useful life
                                               or life of lease

           Depreciation  expense  was  approximately  $217,000,   $147,000,  and
$106,000 for fiscal 1996, 1995 and 1994, respectively.

           Maintenance and repairs are charged to expense as incurred; betterments are capitalized. At the time property and equipment are retired, sold, or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss on disposal is credited or charged to income.


           INCOME TAXES:

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) as of June 1, 1993. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Adoption of this statement resulted in a cumulative effect of a change in accounting principle of approximately $233,000 in fiscal 1994, primarily due to the recognition of deferred tax assets previously not recorded under SFAS No. 96.


           REVENUE RECOGNITION:

           Revenue from computer systems sales is recognized upon shipment, or installation and acceptance, if significant performance obligations remain. Revenue from software maintenance agreements and service contracts are deferred and amortized into income over the maintenance support period.


           SOFTWARE PRODUCT COSTS:

           Software development costs are capitalized, in accordance with Statement of Financial Accounting Standard No. 86, subsequent to the establishment of technological feasibility for the product. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins. Included in the results of discontinued operations are software development costs incurred in the development of High Performance FORTRAN Compiler technology of $154,000 in 1996, $935,000 in 1995, and $347,000 in 1994, which have been expensed as incurred due to the uncertainty of recoverability of these costs. No software costs were capitalized to continuing operations in 1996, 1995 or 1994.


           INTANGIBLE ASSETS:

           Intangible assets represent the excess of cost over the fair value of tangible assets acquired and are amortized on a straight-line basis over periods not to exceed eight years. The unamortized excess of cost over fair value of tangible assets acquired through business combination was $1,763,000 and $2,202,000 at May 31, 1996 and 1995, respectively, and is included in other assets. Accumulated amortization of these intangible assets was $681,000 and $200,000 at May 31, 1996 and 1995, respectively.

           In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 requires that an impairment loss be recognized for long-lived assets and certain identified intangibles when the carrying amount of these assets may not be recoverable. The Company will adopt FAS 121 in FY97 and does not expect the adoption to have a material impact on the consolidated results of operations or financial position of the Company. Additionally, adoption of FAS 121 will have no cash flow impact on the Company.


           CASH AND CASH EQUIVALENTS:

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


           MARKETABLE SECURITIES:

           Marketable securities have been carried at cost plus accrued interest which approximates market value. The Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 1, 1994. Adoption of this standard did not have a material impact on its financial position or results of operations.

           RISKS AND UNCERTAINTIES:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. (Reference Note I - Discontinued Operations) Actual results could differ from those estimates.


           PLAN OF OPERATIONS:

           The Company intends to continue to operate its CAD Division after the proposed sale of the NSG Division and expects the marketing, distribution and support of Computer Aided Design and Product Data Management software to be its primary business.

           Effective September 30, 1996, the Company will no longer be able to sell the Pro/ENGINEER product line of Parametric Technology Corporation ("PTC"), the supplier of the core technology of the Company. PTC has established Pro/ENGINEER as a product of the direct sales force. Resellers such as the Company will market, distribute and support a mid range product expected to be introduced by PTC in September. This product is expected to sell for approximately one half the price of Pro/ENGINEER and is more likely to be operated on a personal computer. It is unclear as to the market acceptance of the new product and the impact on the Company of the potential loss of hardware revenue and margin related to workstations. The competitive environment for the distribution of personal computers is such as to make it difficult for the Company to pursue it as an opportunity.

           The Company will receive a 20% margin on PTC software sales to its customers by PTC for the period October 1 to December 31, 1996. In addition, the Company will be permitted to market and support Pro/ENGINEER maintenance until September 30, 1997. Lastly, it is expected that the Company will partner with the PTC direct sales force to supply hardware and, in some cases, support services related to sales of Pro/ENGINEER.

           The current agreement between the Company and PTC to market products and services expires on or about October 31, 1997 and is cancelable by either party with 30 days notice. The ability to continue the relationship as a PTC business partner is material to the business.

           Subsequent to the proposed sale of NSG as described in Note L below, the Company may have limited capital to operate the remaining CAD Division. Management of the Company anticipates that the cash resources and net assets remaining related to the CAD Division, as well as the cash generated from operations, will be adequate to meet the Company's working capital needs through fiscal 1997. However, due to the uncertainty related to the outcome of the change in market direction caused by the actions of PTC described above there can be no assurance of the Company's ability to fund operations through that time period.


B.         INCOME TAXES:

           The provision for income taxes includes the following:


For the Years ended May 31, (in thousands)      1996     1995     1994
- - ----------------------------------------------------------------------

Current:
  Federal                                       $ --     $ --     $ --
  State and local                                 20       61       50
                                                ----------------------
                                                  20       61       50
Deferred                                          --       33       --
                                                ----------------------
                                                $ 20     $ 94     $ 50
                                                ======================

           The provision for federal income taxes was reduced due to the use of net operating loss carryforward benefits in 1995 and 1994 of $103,000 and $864,000, respectively. State taxes of $33,000, $45,000 and $43,000 were paid in 1996, 1995, and 1994, respectively.

           For tax purposes, at May 31, 1996, the Company had tax credit carryforwards generated from research and development activities of $580,000 that expire from 2002 to 2006. In addition, an AMT credit of $133,000 that has no expiration date was also available.

           The Company's effective tax rates were 5% in 1996, 124% in 1995, and 5% in 1994. Reconciliations of the federal statutory rates to the effective rates were as follows:


For the Years ended May 31,             1996        1995      1994
- - ------------------------------------------------------------------

Statutory rate                          (34)%        34%       34%
State and local taxes                     3          53         4
Use of net operating losses              --          --       (29)
Other                                     1           5        (4)
Valuation reserve                        35          32        --
                                        -------------------------
Effective tax rates                       5%        124%        5%
                                        =========================

           Deferred tax assets(liabilities) were comprised of the following at May 31:


(in thousands)                                         1996        1995
- - -------------------------------------------------------------------------

Deferred tax assets (liabilities):
  Depreciation                                       $     11     $   32
  Net operating and capital loss carryovers             1,471        363
  Tax credits                                             713        596
  Inventory and receivables                               410        191
  Vacation                                                 98         83
  Differences in book and tax bases of assets
   of acquired businesses                                 143       (161)
  Deferred revenue                                         --       (411)
  Reserve for loss on disposal                            280         --
  Other                                                     2         --
                                                     -------------------
Deferred tax assets                                     3,128        693
Less: valuation allowance                              (3,128)      (750)
                                                     -------------------
Net deferred tax liability                           $      0     $  (57)
                                                     ===================

Balance sheet classification:
Current deferred asset - net                         $      0     $  593
Deferred tax liability - net (Net Assets from
 discontinued operations)                                   0       (650)
                                                    -------------------
Net deferred tax liability                           $      0     $  (57)
                                                     ===================

           The Company has net operating loss carryforwards of $3.3 million that expire in 2010 and 2011.

           Due to the uncertainty surrounding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against a portion of the otherwise recognizable deferred tax assets.


C.         EMPLOYEE BENEFIT PLANS:

           The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which consists of an employer match of employee voluntary contributions, for fiscal 1996, 1995 and 1994 was $33,000 $25,000, and $9,000, respectively.

           Four former key employees participate in a defined supplemental retirement plan that was established to supplement retirement benefits from other sources such as social security and the Company's defined contribution retirement plan. During fiscal year 1996, the four beneficiaries agreed to a change in benefit. The Company has purchased irrevocable, non-participating annuity contracts to fund the future benefits due these four individuals. The net gain realized from this settlement was $286,000 and was recorded in the 1996 results from discontinued operations.


D.         STOCK OPTIONS:

           The Company's 1994 Stock Option Plan (the "1994 Plan") provides for the granting of both incentive and non-qualified options. Incentive stock options granted under the Plan have an exercise price not less than fair market value of the stock at the grant date and have vesting schedules as determined by the Company's Board of Directors. The Plan permits the granting of non-qualified options at exercise prices and vesting schedules as determined by the Board of Directors.

           The Company's 1984 Stock Option Plan (the "1984 Plan") provided for the granting of both incentive and non-qualified options prior to its expiration in May 1994.

           Information relating to these plans is set forth below:


                                   Number of        Option Price
                                    Shares           per share
                                   ---------       --------------

Outstanding at May 31, 1993         332,050        $1.25  - 4.25
  Options granted                   456,300         1.875 - 7.00
  Options lapsed                    (10,400)        6.625
  Options terminated                (64,382)        1.875 - 4.25
  Options exercised                (175,068)        1.875 - 3.375
                                   --------

Outstanding at May 31, 1994         538,500         1.25  - 7.00
  Options granted                   122,800         4.00  - 6.375
  Options terminated                (24,000)        2.625 - 7.00
  Options exercised                 (37,500)        2.625 - 3.00
                                   --------

Outstanding at May 31, 1995         599,800         1.25  - 7.00
  Options granted                   165,000         4.50  - 4.625
  Options terminated               (167,700)        2.00  - 7.00
  Options exercised                 (35,500)        2.25  - 3.00
                                   --------

Outstanding at May 31, 1996         561,600        $1.25  - 7.00
                                   --------

           There were options for 220,530 shares exercisable at May 31, 1996 and options for 207,700 shares were available for future grants under the 1994 Plan. In addition, there were options granted outside the plans during fiscal 1992 to an employee for 125,000 shares at $1.50, of which 5,000 were exercised during fiscal 1996 and 76,000 were outstanding and exercisable as of May 31, 1996.

           In October 1995, the Financial Accounting Standards Board issued statement No. 123, "Accounting for Stock-Based Compensation," (FAS 123), which will be effective for the year ended May 31, 1997. FAS 123 encourages, but does not require companies to recognize compensation expense for employee stock-based compensation arrangements using a fair value method of accounting. The Company has determined that it will elect the disclosure only alternative and, accordingly, will be required to disclose the pro forma net income or loss and per share amounts in the notes to the consolidated financial statements using the fair-value based method beginning in FY97. The adoption of FAS 123 will have no cash flow impact to the Company.


E.         COMMON STOCK:

           Common stock changes during the three years ended May 31, 1996, 1995, and 1994 were as follows:


($ in thousands)                                                                    Capital in
                                                        Shares        Par Value      Excess of
                                                      Outstanding      Issued        Par Value
                                                      -----------     ---------     ----------

Balance, May 31, 1993                                 3,804,493       $ 388         $ 13,749
  Shares issued for stock options exercised             199,068          20              467
  Treasury shares repurchased                          (372,657)         --               --
                                                      --------------------------------------

Balance, May 31, 1994                                 3,630,904         408           14,216
  Shares issued for stock options exercised              91,875           9              191
  Shares issued in connection with acquisitions         329,768          33            1,940
                                                      --------------------------------------

Balance, May 31, 1995                                 4,052,547         450           16,347
Shares issued for stock options exercised                40,500           4              108
Shares issued in connection with acquisitions             1,729          --                8
                                                      --------------------------------------

Balance, May 31, 1996                                 4,094,776       $ 454         $ 16,463
                                                      ======================================

F.         LINE OF CREDIT:

           On June 29, 1995, the Company obtained a line of credit for up to $10,000,000 from a commercial lending entity. Borrowings under this line are limited to 85% of domestic accounts receivable outstanding less than 90 days from invoice date and bear an interest rate of prime plus 0.5%. Availability is subject to compliance with several covenants, including a minimum tangible net worth. The Company was not in compliance with the tangible net worth covenant as of May 31, 1996. Subsequent to year end, the line of credit was reduced to $1,000,000 with maximum borrowings and other terms of the line of credit to be reestablished pending the sale of the NSG business. Annual commitment fees under this agreement are $25,000. The current line of credit expires on June 29, 1997.

G.         COMMITMENTS:

           The Company conducts its operations in facilities leased through 2002. Rental expense for fiscal years 1996, 1995, and 1994 was approximately $203,000, $142,000, and $91,000, respectively.

           At  May  31,  1996,   minimum   annual   rental   commitments   under
noncancellable leases were as follows:

           Fiscal Year
           1997                         $ 209,165
           1998                           166,673
           1999                           117,250
           2000 and thereafter               None


H.         NET INCOME  (LOSS) PER COMMON SHARE:

           Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 4,075,943 in 1996, 3,848,151 in 1995, and 3,810,331 in 1994. The earnings per share calculated for the fiscal years 1996 and 1995 exclude the effect of common stock equivalents as they were antidilutive. The fiscal 1994 weighted average shares outstanding included dilutive stock options, using the treasury stock method.


I.         DISCONTINUED OPERATIONS:

           Prior to fiscal year end, the Board of Directors committed to a plan to dispose of the NSG operations and to focus SofTech on the CAD Division as its sole operating unit.

           Subsequent to year end, on June 18, 1996, the Company announced the signing of a non-binding letter of intent to sell the NSG operations as described in Note A, above. The transaction is expected to be completed in early September 1996.

           Included in the 1996 results is an estimated loss of $700,000 expected to be realized upon completion of the sale of NSG, as presented on the Statement of Operations under the caption "Discontinued operations: Gain (loss) from disposal." The anticipated premium of $2.7 million in excess of net tangible value of the assets to be transferred, if the transaction is completed, would be offset by estimated expenses of $3.4 million directly related to the transaction. Those estimated expenses include: the write off of approximately $1.6 million of unamortized NSG goodwill as of the expected transaction date, projected value of the proposed issuance of 409,500 SofTech shares to certain key executives as described in Note L, and certain transaction related expenses of about $1.3 million associated with employment and severance agreements, and professional fees.

           Effective December 1, 1993, the Company completed the sale of the Government Services Division (GSD) to CACI International, Inc. (CACI) of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets. Although the active contracts of the GSD were successfully novated to CACI in fiscal 1994, the Company remains ultimately liable to the Government should CACI fail to perform its contractual obligations. As of May 31, 1996, all GSD receivables have either been collected or written off and there is no GSD related net asset value on the balance sheet.

           Revenue  from  discontinued  operations  for the years  ended May 31,
1996,  1995,  and  1994  was   approximately   $30,397,000,   $40,164,000,   and
$42,870,000, respectively.

           The net assets of discontinued operations, which are included in the Consolidated Balance Sheets as of May 31, are as follows:


(in thousands)                                    1996         1995
- - ----------------------------------------------------------------------

Accounts receivable (net)                        $ 6,466      $10,406
Unbilled costs and fees                              686        1,285
Inventory                                          1,603        1,518
Prepaid expenses and other receivables               500          917
Deferred income taxes receivable                       4           --
Fixed assets (net)                                 1,544        1,836
Other assets (net)                                 1,730        2,419
                                                 --------------------
      Total  assets                               12,533       18,381

Accounts payable                                   1,855        2,717
Accrued expenses                                   1,844        1,351
Deferred revenue                                   1,311        1,066
Deferred taxes                                        --          645
                                                 --------------------
      Total liabilities                            5,010        5,779
                                                 --------------------

      Net assets of discontinued operations      $ 7,523      $12,602
                                                 ====================

J.         ACQUISITIONS:

           On January 5, 1995, the Company acquired the net assets of Micro Control, Inc. for approximately $1.0 million in cash and $1.7 million (281,497 shares) of SofTech stock. The transaction has been accounted for as a purchase and, accordingly, Micro Control's assets, liabilities, and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was $2,420,000 and is being amortized on a straight-line basis over five years.

           On September 20, 1995, the Company amended the purchase agreement with Micro Control, Inc. ("Seller"). In consideration for the Seller waiving their right to receive certain contingent payments that may have been due if certain profit goals were attained over the next two years, the Company made a cash payment totaling $426,000.

           The payment of $426,000 is composed of three separate items which are as follows:

     *    $281,000 non-recoverable cash payment;

     * an advance of $70,000 recoverable only against commissions earned through the sale of the CAD Division; and

     * a $75,000 cash payment for termination of the final two years of the building lease at the Pennsylvania facility owned by a family trust of which the majority stockholder of the Seller is a Trustee. In addition, a twelve (12) month option to buy out the period from November 5, 1998 to November 4, 2000 for an additional cash payment of $75,000 was extended to the Company.

           The entire payment of $426,000 was expensed and included in selling, general and administrative expense in fiscal 1996.


K.         LITIGATION:

           Subsequent to year end, the Company filed a complaint against several former NSG employees in a civil case in the courts of the State of Michigan alleging, among other things, violation of non-compete and confidentiality agreements, as well as breach of loyalty to the Company. The Company is seeking enforcement of the agreements and compensation for damages incurred due to these violations. The case is in the discovery period and it is unclear, at this time, how this matter will be resolved.


L.         SUBSEQUENT EVENT:

          On August 13, 1996, the Board of Directors approved a preliminary plan for the distribution of the net proceeds expected to be realized from the proposed sale of certain NSG assets and the liquidation of the NSG balance sheet which primarily involves the collection of receivables, sale of the North Carolina facility and payment of trade payables. The plan anticipates the accumulation of the proceeds from the sale following the transaction, determination of the amount to be distributed to the Company's stockholders, establishment of a record date and completion of the distribution. It is expected that this can be completed in calendar 1996. Sufficient resources would be retained to fund the working capital needs of the remaining CAD Division.

          On  August  15,  1996,  the  Company  entered  into a  "Memorandum  of
Understanding" with senior management of the CAD Division. The Memorandum establishes the terms by which the respective parties intend to provide continuing management and operation of SofTech and its remaining CAD Division following the proposed sale of NSG, if it is consummated. The terms are summarized as follows:

     * Immediately following the NSG sale, Norman Rasmussen, the Company's current CEO, would resign that position and the Board of Directors will elect Mark Sweetland CEO of the Company;

     * Mr. Sweetland and Timothy Weatherford, a senior manager of the CAD Division, would be elected to the Company's Board of Directors;

     * Immediately following the record date for payment of the dividend to shareholders, Messrs. Sweetland and Weatherford would each receive 204,750 shares of the Company's common stock;

     * The Company would lend to Messrs. Sweetland and Weatherford amounts equal to their tax liability for the stock issuance, pursuant to notes maturing in three years. Such notes will bear interest at the lowest rate allowed to avoid "imputed interest" under the Internal Revenue Code and shall be collateralized by the shares; and

     * Immediately following the distribution of the NSG proceeds, Messrs. Strehle and McNay would resign from the Board of Directors after electing at least a comparable number of outside directors to replace them.

          All of the proposed actions described above, including without limitation the proposed distribution of cash and shares of stock of Data Systems Network Corporation, the resignation and election of directors and officers, the granting of shares of the Company's common stock to continuing management and the loans to be made in conjunction therewith, are subject to successful consummation of the proposed sale of assets of the NSG, collection of accounts receivable and other assets retained by the Company and not sold as part of the transaction, and the continuing review and oversight of the Board of Directors of the Company. There can be no assurance that the proposed transaction with Data Systems Network Corporation will in fact be consummated or that any distribution to stockholders or the proposed related transactions will in fact take place.

                                  SOFTECH, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                         For the year ended May 31, 1996



          Col. A                      Col. B        Col. C       Col. D       Col. E
- - ----------------------------       ------------   ----------   ----------   ----------

                                    Balance at    Charged to                Balance at
                                   beginning of   costs and                   end of
Description                           period       expenses    Deductions     period
- - -----------                        ------------   ----------   ----------   ----------

Allowance for uncollectible
 accounts receivable
 (in thousands):

Year ended May 31, 1996            $    0         $ 200        $   0        $ 200




                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SofTech, Inc.

                                        By  /S/ Norman L. Rasmussen
                                        ---------------------------------------
                                        Norman L. Rasmussen, President

                                        Date:          August 28, 1996
                                               --------------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                          Date
- - ---------                          -----                                          ----

/S/ Norman L. Rasmussen            President and Chief Executive Officer          8/28/96
- - -------------------------------    (Principal Executive Officer and Director)
    Norman L. Rasmussen


/S/ Joseph P. Mullaney             Vice President, Treasurer, Chief Financial     8/28/96
- - -------------------------------    Officer
    Joseph P. Mullaney

/S/ Glenn P. Strehle               Director                                       8/28/96
- - -------------------------------
    Glenn P. Strehle