Form 10-K/A
period 1996-05-31
SOFTECH INC
filed 1996-09-30
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K/A
                                   -----------

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

Part III, Items 10, 11, 12, and 13 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 31, 1996, based on information furnished by them to the Company.

Directors

      Glenn P. Strehle, 60, term expires in 1998; Mr. Strehle has been
Vice President of Finance of Massachusetts Institute of Technology, an educational institution, since June 1, 1994, and was its Vice President and Treasurer since prior to 1990. Mr. Strehle has been a Director of the Company since 1969. Mr. Strehle is also a Director of BayBanks, Inc. and Liberty Mutual Insurance Companies and serves as a Trustee of Property Capital Trust.

      Joseph C. McNay, 62, term expires in 1996; Mr. McNay has been Chairman of the Board of Essex Investment Management Company, Inc., an investment advisory firm, since prior to 1990. Mr. McNay has been a Director of the Company since 1981. Mr. McNay is also a Director of Alpha 1 Biomedicals, Inc. and MPSI Systems, Inc.

      Norman L. Rasmussen, 67, term expires in 1997. Mr. Rasmussen has been President and Chief Executive Officer of the Company since May 1992 and served as the Company's acting President and Chief Executive Officer from August 1991 to April 1992. Mr. Rasmussen has been a Director of the Company since 1974. From prior to 1990 to May 1992 Mr. Rasmussen was President, Treasurer and a Director of Teleprocessing, Inc., a computer consulting firm.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 1996, the
Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except that: (i) Mr. Croteau inadvertently failed to file a Form 3 with the SEC when he became a reporting person; and
(ii) each of the Section 16 reporting persons failed to file a Form 5 with the SEC within 45 days of the end of the Company's fiscal year. The exercise of stock options on one occasion should be reported on the Form 5 for each of Messers. Rasmussen and Croteau, and the Company is currently attempting to determine whether a Form 5 is required to be filed by any of the other
Section 16 reporting persons.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

      For the 1996 fiscal year, fees were paid to non-employee Directors at a rate of $3,000 per year plus $2,500 for each Board and committee meeting attended. Employee Directors are not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. During the fiscal year ended May 31, 1996, no options were granted to non-employee Directors.

Compensation of Executive Officers

Summary Compensation Table

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's four other most highly compensated executive officers (the "Named Executives") during or with respect to the 1994, 1995 and 1996 fiscal years for services in all capacities to the Company.

                                                                                        Long Term
                                              Annual Compensation                       Compensation Awards
                                    -------------------------------------------    -------------------------------
                                                                                                      All Other
Name and                    Fiscal                              Other Annual       Options            Compensation
Principal Position          Year    Salary($)(1)    Bonus($)    Compensation($)    (No. of Shares)    ($)(2)
- ------------------------------------------------------------------------------------------------------------------

Norman L. Rasmussen         1996    207,800              --          --                 --            230,375(3)
  President and Chief       1995    198,282              --          --                 --            229,052(3)
  Executive Officer         1994    180,000         290,517          --            110,000             25,169

Mark R. Sweetland           1996    156,000              --          --                 --              3,120
  Vice President            1995    150,000              --      37,500(4)              --              4,620
                            1994    110,000          86,874          --              5,000             14,589

Sean Q. Flynn               1996    160,000          35,219          --                 --              4,710
  Vice President            1995    140,416          78,042          --                 --              2,175
                            1994        N/A

Jean J. Croteau             1996         --              --     343,665(5)              --              3,383
  Vice President -          1995    105,000              --      87,051(5)              --              2,552
  Business Operations       1994     82,150          72,818          --             25,000             12,130

Joseph P. Mullaney          1996    125,000              --          --                 --              1,667
  Vice President and        1995    125,000              --          --                 --              2,290
  Chief Financial Officer   1994     85,104          64,573          --             25,000             11,984

_______________________
<F1> Includes amounts deferred by Messrs. Rasmussen, Sweetland, Flynn,
     Croteau and Mullaney under the Company's 401(k) plan.
<F2> Amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's profit sharing retirement plan.
<F3> Includes $226,215 paid as deferred compensation in accordance with employment agreement for the purpose of purchasing an annuity contract.
<F4> Amount paid as an advance against salary to be paid in fiscal 1996.
<F5> Represents commission paid based upon collection of receivables outstanding after the sale of the Company's Government Services
     Division.

                                ------------

Option Grants in Last Fiscal Year

      There were no stock options granted during the 1996 fiscal year to any executive officer or Director of the Company. No stock appreciation rights ("SARs") have been granted.

Aggregate Option Exercises in Last Fiscal Year and Option
 Value at May 31, 1996

      The following table sets forth the shares acquired and the value realized upon exercise of stock options during the 1996 fiscal year by the President and Chief Executive Officer and each Named Executive and certain information concerning the number and value of unexercised options.

                                                                                              Value of Unexercised
                                                               Number of Unexercised          In-the-Money Options
                         Number of                             Options as at May 31, 1996     at May 31, 1996($)
                         Shares Acquired   Value               --------------------------     ----------------------------
Name                     on Exercise       Realized($)(1)      Exercisable/Unexercisable      Exercisable/Unexercisable(2)
- --------------------------------------------------------------------------------------------------------------------------

Norman L. Rasmussen      5,000             $16,250             113,037/62,967                 $114,000/--
Mark R. Sweetland           --                  --              41,000/2,000                     3,000/500
Sean Q. Flynn               --                  --              33,334/66,666                       --/--
Jean J. Croteau          3,000               4,500              15,000/10,000                       --/--
Joseph P. Mullaney          --                  --              19,000/11,000                      500/125

_______________________
<F1> Market value on exercise date less the exercise price.
<F2> Market value of underlying securities at May 31, 1996 based on a per share value of $3.00 less the aggregate exercise price.

Employment Contracts

      As disclosed in the Company's 1994 Proxy Statement, the Company and Mr. Rasmussen are parties to an Employment Agreement dated as of January 1, 1994 (the "Employment Agreement") which terminates on and provides for the employment of Mr. Rasmussen by the Company through December 31, 1996, subject to renewal as provided therein. Pursuant to the Employment Agreement, Mr. Rasmussen is entitled to (i) a base salary (currently $200,000) which is subject to increase annually by the Board of Directors,
(ii) an annual bonus as a percentage of his base salary based on his success and contribution in achieving goals specified by the Board of Directors with respect to the pre-tax earnings per share of the Company assuming certain revenue targets have been met or exceeded (the "Executive Incentive Plan"),
(iii) an automobile allowance in the amount of $650 per month, (iv) such other incentive compensation, employee benefits and perquisites consistent with the Company's employee benefit plans, policies and arrangements in effect from time to time, and (v) deferred compensation in the form of options to purchase 100,000 shares of the Company's Common Stock, subject to vesting.

      If the Company reaches pre-established revenue targets and pre-tax earnings per share goals, Mr. Rasmussen's annual bonus would be 40% of his base salary. For each percentage increase in pre-tax earnings per share in excess of such pre-tax earnings per share goals Mr. Rasmussen receives an increased bonus based on a pro rata percentage of his base salary. No bonus is paid if the Company fails to reach either 100% of the pre-established revenue target or 75% of the pre-tax earnings per share goals.

      Pursuant to the terms of the Employment Agreement, the Company has established a deferred compensation plan for Mr. Rasmussen's retirement. On December 16, 1994, the Employment Agreement was amended to provide payments by the Company to Mr. Rasmussen in the amount of $226,215 on each of December 31, 1994, December 21, 1995 and December 31, 1996. The net amount of such bonus, after taxes, shall be applied to the purchase of variable annuity contracts with distributions beginning on or after January 1, 1999.

      The Employment Agreement provides that, as long as Mr. Rasmussen is employed by the Company, he may not, directly or indirectly, engage in any business (other than Teleprocessing, Inc. and Boston Software Works, Inc.) the activities or products of which are competitive with those of the Company. Under the Employment Agreement, Mr. Rasmussen may not, either during or after his employment with the Company, disclose to any person any secret or confidential information of the Company.

Compensation Committee Interlocks and Insider Participation

      Messrs. Rasmussen and Strehle comprised the Compensation Committee of the Board of Directors for the fiscal year ending May 31, 1996. Mr. Rasmussen was also President and CEO of the Company during the fiscal year ending May 31, 1996. The Compensation Committee recommends salaries and bonuses for officers and general managers and establishes general policies and procedures for salaries, performance reviews and bonuses. It also administers the Company's 1994 Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Security Ownership of Beneficial Owners

      The following table sets forth as of September 1, 1996 (except as otherwise indicated) certain information concerning beneficial owners of five percent or more of the Company's issued and outstanding Common Stock.

                                                          Percentage of
                                   Shares of              Outstanding
                                   Common Stock           Common Stock
                                   Beneficially           Beneficially
Name and Address of                Owned as of            Owned as of
Beneficial Owner                   September 1, 1996      September 1, 1996(1)
- ------------------------------------------------------------------------------

Bennett, Barry M.; Bennett,         281,497               6.87%
Elizabeth A.
1482 River Road
New Hope, PA 18938

Dimensional Fund Advisors, Inc.    252,500(2)             6.22%(2)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Kennedy Capital Management, Inc.   212,600(3)             5.2 %(3)
425 N. New Ballas Rd., Suite 181
St. Louis, MO 63141

_______________________
<F1> There were 4,094,776 shares of Common Stock outstanding on September 1,
     1996.
<F2> Based upon information provided on an amended Schedule 13G by
     Dimensional Fund Advisors dated February 7, 1996.
<F3> Based on information provided on a Schedule 13G by Kennedy Capital
     Management, Inc. dated February 8, 1996.

Security Ownership of Management

      Information concerning beneficial ownership of the Company's Common Stock as of September 1, 1996 by each Director, executive officer named in the "Summary Compensation Table" on page 7, and all Directors and executive officers of the Company as a group is set forth below:

                                                       Percentage of
                             Shares of                 Outstanding
                             Common Stock              Common Stock
                             Beneficially              Beneficially
                             Owned as of               Owned as of
Name of Beneficial Owner     September 1, 1996(1)      September 1, 1996(2)
- ---------------------------------------------------------------------------

Norman L. Rasmussen          178,956(3)                 4.12%
Mark R. Sweetland             77,368(3)                 1.78%
Joseph C. McNay               53,000(3)                 1.22%
Glenn P. Strehle              36,000(3)                    *
Joseph P. Mullaney            23,099(3)                    *
Sean Q. Flynn                 83,334(3)                 1.92%
Jean J. Croteau               15,000(3)                    *
All Directors and executive
 officers as a group
 (7 persons)                 466,757(4)                10.74%

______________________
<F*> Less than one percent (1%).
<F1> Based upon information furnished by the persons listed.  Except as otherwise noted, all persons have sole voting and investment power over the shares listed.  A person is deemed, as of any date, to have
     "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
<F2> There were 4,094,776 shares outstanding on September 1, 1996.  In addition, 252,371 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of September 1, 1996 for purposes of certain calculations in this table.  See notes 3 and 4 below.
<F3> Includes shares issuable under stock options as follows:  Mr.
     Rasmussen--113,037 shares; Mr. Sweetland--42,000 shares; Mr. McNay--
     15,000 shares; Mr. Strehle--15,000 shares; Mr. Mullaney--19,000 shares;
     Mr. Flynn--33,334 shares; and Mr. Croteau--15,000 shares.
<F4> Includes 252,371 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SofTech, Inc.

                                        By  /S/ Joseph P. Mullaney
                                        ------------------------------------
                                        Joseph P. Mullaney, Vice President
                                        and Chief Financial Officer

                                        Date:        September 30, 1996
                                               -----------------------------