Form 10-Q
period 1996-08-31
SOFTECH INC
filed 1996-10-15
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------


         For the Quarter Ended                  Commission File Number
            August 31, 1996                            0-10665

                                  SOFTECH, INC.

        State of Incorporation                IRS Employer Identification
            Massachusetts                             04-2453033

            3260 EAGLE PARK DRIVE, N.E., GRAND RAPIDS, MICHIGAN 49505
                            Telephone (616) 957-2330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

The number of shares outstanding of registrant's common stock at August 31, 1996 was 4,094,776 shares.

                                  SOFTECH, INC.

                                      INDEX


                                                                          Page Number
                                                                          -----------

PART I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets August 31, 1996
             and May 31, 1996                                                    3

            Consolidated Condensed Statements of Income - Three
             Months Ended August 31, 1996 and August 31, 1995                    4

            Consolidated Condensed Statements of Cash Flows - Three
             Months Ended August 31, 1996 and August 31, 1995                    5

            Notes to Consolidated Condensed Financial Statements            6 -  8

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9 - 10

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                    11

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    (dollars in thousands)
                                                    August 31,      May 31,
                                                       1996          1996
                                                    ----------     --------

ASSETS

Cash and cash equivalents                            $  1,687      $  3,017

Accounts receivable                                     3,503         3,211

Unbilled costs and fees                                   298           134

Inventory                                                 426           341

Prepaid expenses and other assets                         553           531

Net assets of discontinued operations (Note F)          7,913         7,523
                                                     ----------------------

Total current assets                                   14,380        14,757

Property and equipment, net (Note E)                      436           517

Goodwill                                                1,643         1,763
                                                     ----------------------

TOTAL ASSETS                                         $ 16,459      $ 17,037
                                                     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $    923      $    862

Accrued expenses                                          577           550

Deferred maintenance revenue                              579           668
                                                     ----------------------

Total current liabilities                               2,079         2,080

Stockholders' equity (Note E)                          14,380        14,957
                                                     ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 16,459      $ 17,037
                                                     ======================


See accompanying notes to consolidated condensed financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         (in thousands, except for per share data)
                                                                    Three Months Ended
                                                         -----------------------------------------
                                                                August 31,       August 31,
                                                                   1996             1995
                                                                ----------       ----------

Revenue

  Products                                                      $   2,793        $   2,405

  Services                                                            966              667
                                                                --------------------------

Total revenue                                                       3,759            3,072

Cost of products sold                                               1,939            1,695

Cost of services provided                                             729              532
                                                                --------------------------

Gross margin                                                        1,091              845

Selling, general and administrative                                   918              881
                                                                --------------------------

Income (loss) from continuing operations before taxes                 173              (36)

Provision for federal and state income taxes                           --               --
                                                                --------------------------

Income (loss) from continuing operations                              173              (36)

Discontinued operations (Notes B and F)
  Loss from operations                                               (750)          (1,137)
                                                                --------------------------

Net loss                                                        $    (577)       $  (1,173)
                                                                ==========================

Income (loss) from continuing operations per common share       $    0.04        $   (0.01)
                                                                ==========================

Net loss per common share                                       $   (0.14)       $   (0.29)
                                                                ==========================

Weighted average common shares outstanding                      4,094,776        4,056,733


See accompanying notes to consolidated financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 (dollars in thousands)
                                                                   Three Months Ended
                                                               ---------------------------
                                                               August 31,       August 31,
                                                                  1996             1995
                                                               ----------       ----------

Cash flows from operating activities:
  Net loss                                                     $    (577)       $  (1,173)
                                                               --------------------------
Adjustments to reconcile loss to net cash provided (used)
 by operating activities:
  Depreciation and amortization                                      184              179
  Gain on sale of capital equipment                                  (47)              --
  Deferred provision for income taxes                                 --              100
Change in current assets and liabilities:
  Accounts receivable                                               (292)           1,076
  Unbilled costs and fees                                           (164)              88
  Inventory                                                          (85)             100
  Prepaid expenses and other assets                                  (22)             255
  Accounts payable                                                    61             (858)
  Accrued expenses                                                    27             (394)
  Deferred maintenance revenue                                       (89)              20
  Net assets from discontinued operations                           (390)           1,249
                                                               --------------------------

  Total adjustments                                                 (817)           1,815
                                                               --------------------------

  Net cash provided (used) by operating activities                (1,394)             642
                                                               --------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                            (42)             (24)
  Proceeds from sale of capital equipment                            106               --
  Acquisition of businesses                                           --              (11)
  Other investing activities                                          --               (7)
                                                               --------------------------
  Net cash provided (used) by investing activities                    64              (42)
                                                               --------------------------

Cash flows from financing activities:
  Exercise of stock options                                           --               15
                                                               --------------------------
  Net cash provided by financing activities                           --               15
                                                               --------------------------

Net increase (decrease) in cash and cash equivalents              (1,330)             615

Cash and cash equivalents, beginning of period                     3,017            2,373
                                                               --------------------------

Cash and cash equivalents, end of period                       $   1,687        $   2,988
                                                               ==========================


See accompanying notes to consolidated financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(A) The consolidated condensed financial statements have been prepared from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations.

(B) The consolidated financial statements have been restated to reflect the net assets and operating results of NSG as a discontinued operation. The assets and liabilities of NSG have been reclassified in the Consolidated in the Consolidated Condensed Balance Sheets as Net assets of discontinued operations. The operating results of NSG and Government Services Division ("GSD") are shown net of taxes in the Consolidated Condensed Statements of Income as Loss from operations.

(C)       Details of certain balance sheet captions are as follows:

                                                           August 31,       May 31,
                                                              1996           1996
                                                           ----------      --------

          Property and equipment                            $    979       $  1,023
          Accumulated depreciation and amortization              543            506
                                                            -----------------------

          Property and equipment, net                       $    436       $    517
                                                            =======================


          Common stock, $.10 par value                      $    454       $    454

          Capital in excess of par value                      16,463         16,463

          Retained earnings                                   (1,055)          (478)

          Less treasury stock                                 (1,482)        (1,482)
                                                            -----------------------

          Stockholders' equity                              $ 14,380       $ 14,957
                                                            =======================

(D) On September 12, 1996, the Company sold its Network Systems Group ("NSG") to Data Systems Network Corporation ("DSN"). The Company had previously announced the signing of a letter of intent on June 18, 1996. Data Systems purchased certain assets and assumed certain liabilities of NSG with a net book value on July 31, 1996 of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock. The tangible assets acquired totaled approximately $1.7 million and were primarily composed of fixed assets and service inventory for maintaining the NSG installed base of hardware and software. Liabilities assumed included deferred revenue associated with maintenance contracts and other accrued expenses with a total book value of about $1.5 million. The agreement provides for dollar for dollar adjustment based on the net book value of the assets as of the transaction date.

          As is the custom in a transaction such as this, the Company remains liable for certain breaches of representations made as part of the sale of this Group to DSN as detailed in the Purchase Agreement filed wiht the Form 8-K on September 23, 1996. In addition, the Company remains liable as a guarantor for certain leases for NSG office space.

          Revenue from discontinued operations for the three months ended August 31, 1996 and 1995 was $7,490,000 and $7,030,000, respectively.

          At August 31, 1996 and May 31, 1996, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                                         August 31,         May 31,
                                                            1996             1996
                                                         ----------        --------

          Accounts receivable (net)                       $  7,801         $  6,466
          Unbilled costs and fees                              437              686
          Inventory                                          1,492            1,603
          Prepaid expenses and other receivables               652              504
          Fixed assets (net)                                 1,410            1,544
          Other assets (net)                                 1,558            1,730
                                                          -------------------------
                 Total assets                               13,350           12,533

          Accounts payable                                   3,120            1,855
          Accrued expenses                                   1,570            1,844
          Deferred revenue                                     708            1,311
          Deferred and accrued income taxes                     38               --
                                                          -------------------------
                 Total liabilities                           5,436            5,010
                                                          -------------------------

          Net assets from discontinued operations         $  7,914         $  7,523
                                                          =========================


(E) On September 20, 1995, the Company amended its Purchase Agreement with the stockholders of Micro Control, Inc. ("Seller"). In consideration for the Seller waiving their right to receive certain contingent payments that may have been due if certain profit goals were attained (see Note J and Management's Discussion and Analysis to the 1995 Annual Report which detail the potential liabilities) over the next two years, the Company made a cash payment to them totaling $426,497.

          The payment of $426,497 is composed of three separate items which are as follows:
          *   $281,497 non-recoverable cash payment;
          * an advance of $70,000 recoverable only against commissions earned through the sale of the CAD Division; and
          * a $75,000 cash payment for termination of the final two years of the building lease at the Pennsylvania facility owned by a Family Trust of which the Seller is a Trustee. In addition, a twelve
               (12) month option to buy out the period from November 5, 1998 to November 4, 2000 for an additional cash payment of $75,000 was extended to the Company. This option was not exercised in September 1996.

          The non-recoverable cash payment and the lease buy out which total $356,497 was expensed to operations in the second quarter of fiscal 1996. The commission advance was expensed in the fourth quarter of fiscal 1996.

(F) On August 13, 1996, the Company's Board of Directors approved a preliminary plan for distributing the proceeds from the NSG sale and transitioning management and the Board of Directors ("Transition Plan"). The preliminary plans for the distribution of the net proceeds expected to be realized from the proposed sale of certain NSG assets and the liquidation of the NSG balance sheet primarily involves the collection of receivables, sale of the North Carolina facility and payment of trade payables. The plan anticipates the accumulation of the proceeds from the sale following the transaction, determination of the amount to be distributed to the Company's stockholders, establishment of a record date and completion of the distribution. It is expected that this can be completed in calendar 1996. Sufficient resources would be retained to fund the working capital needs of the remaining CAD Division.

(G) On September 16, 1996, Norman Rasmussen retired as President and CEO of SofTech, Inc. and the Board of Directors appointed Mark Sweetland to those positions. Mr. Sweetland and Timothy Weatherford, a senior manager in the remaining CAD Division, were elected to the Company's Board of Directors. These actions were contemplated by the Transition Plan and were part of the disclosure in Note L to the Consolidated Financial Statements included in the Company's 1996 Form 10-K.

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         On September 12, 1996 the Company completed the sale of its Network Systems Group ("NSG"). An non-binding letter of intent had been signed with Data Systems Network Corporation on June 18, 1996 as was previously announced. The results of the NSG business have been presented as a discontinued operation. The NSG assets and liabilities have been reclassified in the Consolidated Balance Sheets as net assets of discontinued operations. The NSG operating results are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations". The analysis below is directed primarily to the continuing operations. This treatment is consistent with the presentation in the year end financials filed as part of the Form 10-K submission for the year ended May 31, 1996.

         Total revenue for the first quarter of fiscal 1997 was $3.8 million, an increase of 22% from the $3.1 million generated in the first quarter of fiscal 1996. Revenue from the sale of products (hardware and software) was $2.8 million for Q1'97, compared to $2.4 million for the first quarter of fiscal 1996, an increase of 16%. Service revenue for Q1'97 was $966,000 and was $667,000 for the first quarter of fiscal 1996, an increase of nearly 45%. Service revenue for the first quarter of 1997 was 25.7% of total revenue, compared to 21.7% for the comparative period in fiscal 1996.

         Gross margin on products was 30.6% for the first quarter of fiscal 1997 compared to 29.5% for the first quarter of fiscal 1996. The Company would expect to experience downward pressure on product margins in the near term. Gross margin on service revenue was 24.5% in the first quarter of fiscal 1997 compared to 20.2% for the same period in fiscal 1996. The improved service margins were the result of the 45% increase in service revenue with only a 17% increase in service payroll.

         Selling, general and administrative expense for the first quarter of fiscal 1997 was $918,000, an increase of 4.2% from the first quarter fiscal 1996 spending of $881,000. Selling expense increased nearly 25% in Q1'97 compared to Q1'96 as a result of the 22% revenue increase and the 29% overall gross margin increase. Salaries and commissions were responsible for most of that increase. General & administrative expense decreased nearly 6% in Q1'97 compared to Q1'96 due primarily to headcount reductions.

         Net income from continuing operations was $173,000 or $.04 per share for the first quarter of fiscal 1997. The Company generated a loss of $36,000 from continuing operations in Q1 fiscal 1996, or $.01 per share.

         The Company expects to be sheltered from most if not all federal tax in the current year due to the first quarter loss and utilization of tax carryforwards. State taxes are expected to be allocated primarily to discontinued operations.

         Through September 30, 1996, the core technology marketed by the Company was an offering from Parametric Technology Corporation ("PTC"). Effective October 1, 1996 the Company began marketing a new software offering from PTC (see "Product Transition" in Company's 1996 Form 10-K filing).

Discontinued Operations

         For the first quarter of fiscal 1997, the Company's NSG generated a loss of $750,000 from operations, $.18 per share. For the same period in fiscal 1996 the loss from operations of NSG was more than $1.1 million, $.28 per share. As previously noted, the sale of NSG was completed subsequent to the end of the fiscal first quarter 1997.

         As is the custom in a transaction such as this, the Company remains liable for certain breaches of representations made as part of the sale of this Group to DSN as detailed in the Purchase Agreement filed wiht the Form 8-K on September 23, 1996. In addition, the Company remains liable as a guarantor for certain leases for NSG office space.

Capital Resources and Liquidity

         The Company ended the first quarter of fiscal 1997 with cash of about $1.7 million, a decrease of approximately $1.3 million from fiscal year end 1996. The net loss adjusted for non-cash expenses such as goodwill and depeciation was $440,000. An increase in receivables and inventory due to the revenue increase utilized $541,000. An increase in net assets from discontinued operations utilized $390,000 primarily due to an increase in accounts receivable related to the NSG.

         The Board of Directors approved a preliminary plan for the distribution of the net proceeds expected to be realized from the sale of NSG and the liquidation of the NSG balance sheet, see Note L to the 1996 Financial Statements filed as part of the Form 10-K.

         The Company believes that the cash remaining in the business following the proposed distribution, together with the funds available under the line of credit and cash generated from operations, will be sufficient to meet working capital needs for at least the next twelve months.

                           PART II. OTHER INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27(i)   Financial Data Schedule as required to Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on September 23, 1996 describing the disposition of its Network Systems Group ("NSG") to Data Systems Network Corporation ("DSN") on September 12, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOFTECH, INC.


Date:  October 15, 1996               /S/ Joseph P. Mullaney
       ---------------------          ---------------------------
                                          Joseph P. Mullaney
                                          Vice President Chief Financial Officer


Date:  October 15, 1996               /S/ Jan E. Yansak
       ---------------------          ---------------------------
                                          Jan E. Yansak
                                          Controller