Form 10-Q
period 1996-11-30
SOFTECH INC
filed 1997-01-14
CIK 354260

Form 10-Q
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                              --------------------


         For the Quarter Ended                   Commission File Number
           November 30, 1996                            0-10665


                                  SOFTECH, INC.


         State of Incorporation               IRS Employer Identification
             Massachusetts                            04-2453033


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

                             Yes  [X]       No  [ ]

The number of shares outstanding of registrant's common stock at November 30, 1996 was 4,094,776 shares.



                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX



                                                                               Page
PART I.    Financial Information                                              Number
                                                                              ------
  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets November 30, 1996 and
           May 31, 1996                                                        3

           Consolidated Condensed Statements of Income - Three and Six
           Months Ended November 30, 1996 and November 30, 1995                4-5

           Consolidated Condensed Statements of Cash Flows - Six Months
           Ended November 30, 1996 and November 30, 1995                       6

           Notes to Consolidated Condensed Financial Statements                7-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11-12

PART II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                   13



                                                                       Form 10-Q
                                                                          Page 3


                         PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)



                                                    (dollars in thousands)
                                                   November 30,      May 31,
                                                       1996           1996
                                                   ------------     --------

ASSETS

Cash and cash equivalents                            $  3,917       $  3,017

Investment securities (Note D)                          5,072             --

Accounts receivable                                     4,262          3,211

Unbilled costs and fees                                   663            134

Inventory                                                 263            341

Prepaid expenses and other assets                         416            531

Net assets of discontinued operations (Note D)          2,795          7,523
                                                     -----------------------

Total current assets                                   17,388         14,757

Property and equipment, net (Note C)                      521            517

Goodwill, net                                           1,523          1,763
                                                     -----------------------

TOTAL ASSETS                                         $ 19,432       $ 17,037
                                                     =======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $  1,045       $    862

Accrued expenses                                        1,209            550

Deferred maintenance revenue                              470            668
                                                     -----------------------

Total current liabilities                               2,724          2,080

Stockholders' equity (Note C)                          16,708         14,957
                                                     -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 19,432       $ 17,037
                                                     =======================



See accompanying notes to consolidated condensed financial statements.



                                                                       Form 10-Q
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                                                              (in thousands, except for
                                                                   per share data)
                                                                  Three Months Ended
                                                            -----------------------------
                                                            November 30,     November 30,
                                                                1996             1995
                                                            ------------     ------------

Revenue

  Products                                                   $   3,012         $   2,859

  Services                                                       1,093               788
                                                             ---------------------------

Total revenue                                                    4,105             3,647

Cost of products sold                                            2,022             2,037

Cost of services provided                                          743               561
                                                             ---------------------------

Gross margin                                                     1,340             1,049

Selling, general and administrative (Note E)                     1,022             1,328
                                                             ---------------------------

Income (loss) from continuing operations before taxes              318              (279)

Provision for federal and state income taxes                        15                --
                                                             ---------------------------

Income (loss) from continuing operations                           303              (279)

Discontinued operations (Notes B and D)
  Loss from operations                                              --              (497)
                                                             ---------------------------

Net income (loss)                                            $     303         $    (776)
                                                             ===========================

Income (loss) from continuing operations per common share    $    0.07         $   (0.07)
                                                             ===========================

Net income (loss) per common share                           $    0.07         $   (0.19)
                                                             ===========================

Weighted average common shares outstanding                   4,127,896         4,061,776



See accompanying notes to consolidated financial statements.



                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                                                               (in thousands, except for
                                                                    per share data)
                                                                    Six Months Ended
                                                             -----------------------------
                                                             November 30,     November 30,
                                                                 1996             1995
                                                             ------------     ------------

Revenue

  Products                                                    $   5,805        $   5,264

  Services                                                        2,058            1,455
                                                              --------------------------

Total revenue                                                     7,863            6,719

Cost of products sold                                             3,960            3,732

Cost of services provided                                         1,472            1,093
                                                              --------------------------

Gross margin                                                      2,431            1,894

Selling, general and administrative (Note E)                      1,940            2,209
                                                              --------------------------

Income (loss) from continuing operations before taxes               491             (315)

Provision for federal and state income taxes                         15               --
                                                              --------------------------

Income (loss) from continuing operations                            476             (315)

Discontinued operations (Notes B and D)
  Loss from operations                                             (750)          (1,634)
                                                              --------------------------

Net loss                                                      $    (274)       $  (1,949)
                                                              ==========================

Income (loss) from continuing operations per common share     $    0.12        $   (0.08)
                                                              ==========================

Net loss per common share                                     $   (0.07)       $   (0.48)
                                                              ==========================

Weighted average common shares outstanding                    4,094,776        4,059,241



See accompanying notes to consolidated financial statements.



                                                                       Form 10-Q
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                              (dollars in thousands)
                                                                 Six Months Ended
                                                           -----------------------------
                                                           November 30,     November 30,
                                                               1996             1995
                                                           ------------     ------------

Cash flows from operating activities:
  Net loss                                                   $   (274)        $ (1,949)
                                                             -------------------------
Adjustments to reconcile loss to net cash provided
 (used) by operating activities:
  Depreciation and amortization                                   366             347
  Unrealized gain on investment                                 2,025              --
  Deferred provision for income taxes                              --           1,130
Change in current assets and liabilities:
  Accounts receivable                                          (1,051)         (1,336)
  Unbilled costs and fees                                        (529)             88
  Inventory                                                       207             (66)
  Prepaid expenses and other assets                               115             246
  Accounts payable                                                183            (146)
  Accrued expenses                                                659             (68)
  Deferred maintenance revenue                                   (198)           (118)
  Net assets from discontinued operations                       4,728           1,279
                                                             ------------------------

  Total adjustments                                             6,505           1,356
                                                             ------------------------

  Net cash provided (used) by operating activities              6,231            (593)
                                                             ------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                        (259)           (163)
  Receipt of marketable securities in sale of NSG              (5,072)             --
  Acquisition of businesses                                        --             (41)
  Other investing activities                                       --              50
                                                             ------------------------
  Net cash provided (used) by investing activities             (5,331)           (154)
                                                             ------------------------

Cash flows from financing activities:
  Exercise of stock options                                        --              15
                                                             ------------------------
  Net cash provided by financing activities                        --              15
                                                             ------------------------

Net increase (decrease) in cash and cash equivalents              900            (732)

Cash and cash equivalents, beginning of period                  3,017           2,373
                                                             ------------------------

Cash and cash equivalents, end of period                     $  3,917        $  1,641
                                                             ========================



See accompanying notes to consolidated financial statements.



                                                                       Form 10-Q
                                                                          Page 7


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

(B) The consolidated financial statements have been restated to reflect the net assets and operating results of the Company's Network Systems Group ("NSG") as a discontinued operation (see Note D below). The assets and liabilities of NSG have been reclassified in the Consolidated Condensed Balance Sheets as Net assets of discontinued operations. The operating results of NSG are shown net of taxes in the Consolidated Condensed Statements of Income as Loss from operations.

(C)   Details of certain balance sheet captions are as follows:


                                                      November 30,      May 31,
                                                          1996           1996
                                                      ------------     --------

      Property and equipment                            $  1,115       $  1,023
      Accumulated depreciation and amortization             (594)          (506)
                                                        -----------------------
      Property and equipment, net                       $    521       $    517
                                                        =======================


      Common stock, $.10 par value                      $    454       $    454

      Capital in excess of par value                      16,463         16,463

      Unrealized gain                                      2,025             --

      Retained deficit                                      (752)          (478)

      Less treasury stock                                 (1,482)        (1,482)
                                                        -----------------------

      Stockholders' equity                              $ 16,708       $ 14,957
                                                        =======================

(D) On September 12, 1996, the Company sold its Network Systems Group to Data Systems Network Corporation ("DSN"). The Company had previously announced the signing of a letter of intent on June 18, 1996. Data Systems purchased certain assets and assumed certain liabilities of NSG with a net book value on July 31, 1996 of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock. The DSN shares received in the transaction are unregistered shares and the Company is restricted, by its agreement with DSN, from selling such shares without DSN's prior approval. The tangible assets acquired totaled approximately $1.7 million and were primarily composed of fixed assets and service inventory for maintaining the NSG installed base of hardware and software. Liabilities assumed included deferred revenue associated with maintenance contracts and other accrued expenses with a total book value of about $1.5 million. The agreement provides for dollar for dollar adjustment based on the net book value of the assets as of the transaction date.



                                                                       Form 10-Q
                                                                          Page 8


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(D)   continued

      As is the custom in a transaction such as this, the Company remains liable for certain breaches of representations made as part of the sale of this Group to DSN as detailed in the Purchase Agreement filed with the Form 8-K on September 23, 1996. In addition, the Company remains liable as a guarantor for certain leases for NSG office space.

      Revenue from discontinued operations for the three and six months ended November 30, 1996 was $0 and $7,490,000, respectively. Revenue from discontinued operations for the comparable periods in fiscal 1996 was approximately $8,220,000 and $14,563,000, respectively.

      At November 30, 1996 and May 31, 1996, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:


                                                      November 30,      May 31,
                                                          1996           1996
                                                      ------------     --------

         Accounts receivable (net)                      $ 2,239          $  6,466
         Unbilled costs and fees                            315               686
         Inventory                                          470             1,603
         Prepaid expenses and other receivables              67               504
         Fixed assets (net)                                 471             1,544
         Other assets (net)                                  --             1,730
                                                        -------------------------
               Total assets                               3,562            12,533

         Accounts payable                                    22             1,855
         Accrued expenses                                   745             1,844
         Deferred revenue                                    --             1,311
         Deferred and accrued income taxes                   --                --
                                                        -------------------------
               Total liabilities                            767             5,010
                                                        -------------------------

         Net assets from discontinued operations        $ 2,795          $  7,523
                                                        =========================


(E) On September 20, 1995, the Company amended its Purchase Agreement with the stockholders of Micro Control, Inc. ("Seller"). In consideration for the Seller waiving their right to receive certain contingent payments that may have been due if certain profit goals were attained (see Note J and Management's Discussion and Analysis to the 1995 Annual Report which detail the potential liabilities) over the subsequent two years, the Company made a cash payment to them totaling $426,497.

      The payment of $426,497 is composed of three separate items which are as follows:

      *     $281,497 non-recoverable cash payment;

      * an advance of $70,000 recoverable only against commissions earned through the sale of the CAD Division; and



                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(E)   continued

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

      The non-recoverable cash payment and the lease buy out which total $356,497 was expensed to operations in the second quarter of fiscal 1996. The $70,000 commission advance was expensed in the fourth quarter of fiscal 1996.

(F) In August 1996, the Company's Board of Directors approved a preliminary plan for distributing the net proceeds from the NSG sale ("Distribution Plan") and transitioning management and the Board of Directors ("Transition Plan").

      The Distribution Plan contemplated a distribution of the cash realized from the sale and the subsequent liquidation of the NSG balance sheet together with the 540,000 shares of DSN received in the transaction upon approval from the Securities and Exchange Commission ("SEC"). The cash was distributed on December 30, 1996 and amounted to $1.50 per share. The DSN shares are expected to be distributed upon registration with the SEC which is in process.

      The following actions have taken place or been approved by the Board of Directors with regard to the Transition Plan:

      * Norman Rasmussen retired as President and CEO of SofTech, Inc. and Mark Sweetland was appointed to those positions;

      * Mr. Sweetland and Timothy Weatherford, a senior manager in the CAD Division, were elected to the Board of Directors;

      * On January 10, 1997, the Board approved the issuance of the 204,750 SofTech shares to each of Messrs. Sweetland and Weatherford as previously announced with the agreement that any future distribution of the DSN shares or proceeds from the sale of such shares to SofTech shareholders received by them by virtue of this issuance would revert directly to the Company;

      * On January 10, 1997, the Board voted to increase the size of the Board of Directors to nine and appointed four new non-employee directors. These newly appointed directors are Timothy Tyler, President of Burroughs Corporation, a privately held Michigan based manufacturer of industrial shelving and material handling equipment, William Johnston, President of the Kalamazoo Investment Group, an investment advisory firm, Ronald Elenbaas, President of Stryker Medical, a division of Stryker Corporation, a Fortune 500 company, and Kenneth Ledeen, a consultant with Covington Associates, an investment advisory firm. The appointment of these directors will be voted upon by the SofTech shareholders at the 1996 Annual Meeting. The location, date and time of that meeting will be established in the very near future.



                                                                       Form 10-Q
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(F)   continued

      * Other matters approved by the Board of Directors on January 10, 1997 include the following, all of which will be subject to shareholder approval at the 1996 Annual Meeting:

            - Eliminate cash compensation for Board members. Compensation instead to be in the form of 10,000 stock options immediately with an additional 3,000 options awarded on the anniversary date of the initial award; and

            - Reprice the exercise price of all outstanding options to reflect the $1.50 per share distribution as required by 1994 Stock Option Plan.

      While it is the present intent of the Board to distribute the DSN shares as soon as practicable following the approval from the SEC, the final decision regarding such distribution is subject to the continuing review and oversight of the Board of Directors. There can be no assurance that the DSN stock distribution contemplated by the Distribution Plan will in fact take place.

(G) Subsequent to the end of the quarter, effective January 1, 1997, the Company acquired the stock of Computer Graphics Corp. ("CGC") in exchange for 405,000 shares of SofTech stock. The Stock Purchase Agreement (the "Agreement") provides for the issuance of up to 210,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The Agreement also provides for the remittance directly to the Company of future distributions made to the SofTech shareholders prior to June 30, 1997 of DSN shares or proceeds from the sale of the shares. The acquisition will be accounted for as a purchase and is expected to result in goodwill of approximately $700,000.



                                                                       Form 10-Q
                                                                         Page 11


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Total revenue for the three and six month periods ended November 30, 1996 was $4,105,000 and $7,863,000, respectively, as compared to $3,647,000 and
$6,719,000 for the same periods in the prior fiscal year. The current year revenues represent increases of about 13% for the three month period ended November 30, 1996 and 17% for the six month period ended over the comparable periods in the prior fiscal year. Service revenue for Q2 of fiscal 1997 was $1.1 million, an increase of 39% from the same period in fiscal 1996. Year-to-date 1997 service revenue was $2.1 million, an increase of 41% from the previous year. Service revenue as a percentage of total revenue was about 26% for each of the fiscal 1997 as compared to 22% in the prior fiscal year.

Gross margin as a percentage of revenue was 32.6% and 30.9% for the three and six month periods ended November 30, 1996, respectively, as compared to 28.8% and 28.2% for the same periods in fiscal 1996. Margins improved on both product and service revenue during both the first and second quarters of fiscal 1997 as compared to fiscal 1996.

Selling, general and administrative ("SG&A") expense for the second quarter of fiscal 1997 was approximately $1,022,000, a decrease of 23% from the second quarter fiscal 1996 spending of $1,328,000. Included in the prior year expense was a one time charge of $356,000 related to an amendment to the Purchase Agreement with the stockholders of Micro Control, Inc. (see Note J to the Company's 1996 Annual Report and Note E to this Form 10-Q). For the six months ended November 30, 1996 SG&A expense was $1,940,000, a decrease of 12% from the $2,209,000 of SG&A expenditures for the six months ended November 30, 1995. Again, the $356,000 one time charge noted above was primarily responsible for the decrease. Before this one time charge, SG&A spending increased 5.1% and 4.7% for the three and six month periods ended November 30, 1996, respectively, from the comparable periods in the prior fiscal year. These increases were primarily due to the increased revenue.

Net income from continuing operations for the second quarter of fiscal 1997 was $303,000 or $.07 per share as compared to the loss of $279,000 or $.07 per share for the same period in fiscal 1996. Net income from continuing operations for the first six months of fiscal 1997 was $476,000 or $.12 per share as compared to a loss of $315,000 or $.08 per share for the same period in the prior fiscal year. The improved performance in fiscal 1997 relative to fiscal 1996 was the result of increased revenue and gross margin as a percent of revenue, the absence of any unusual non-recurring charges and keeping percentage increases in SG&A expense, before the one time charge, in the single digits.

Included in stockholders' equity as of the end of the second quarter is an unrealized gain of $2,025,000 related to the 540,000 shares of DSN stock received by the Company in the sale of its Network Systems Group. The gain represents the increase in value of the Company's DSN holdings from the date the shares were received, $3,037,500 or $5.625 per share, to the value at the end of the second quarter, $5,062,500 or $9.375 per share. The difference between the value of the shares on the day they were received and the value on the day the shares are ultimately sold or distributed will result in a realized gain or loss in that period.

The company expects to be sheltered from most, if not all, federal tax in the current year due to the first quarter loss from discontinued operations and the utilization of tax carryforwards.



                                                                       Form 10-Q
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity
-------------------------------

The Company ended the second quarter of fiscal 1997 with cash of about $3.9 million, an increase of about $900,000 from fiscal year end 1996. The net loss adjusted for non-cash expenses generated $92,000 for the first six months of fiscal 1997. The net income from continuing operations adjusted for non-cash expenses generated $842,000 which was offset by the loss from discontinued operations of $750,000 in the first quarter. The sale of the Network Systems Group and the subsequent collection of accounts receivable from that discontinued operation generated cash of approximately $1.7 million for the first half of the year. Changes in working capital accounts related to continuing operations utilized approximately $753,000. The primary components of this change were an increase in accounts receivable related to the continuing operation which utilized about $1,580,000 offset by decreased inventory and other assets and increased accounts payable which together provided $827,000.

On December 16, 1996, the Company announced a cash distribution of $1.50 per share, with a record date of December 26, 1996 and a payment date of December 30, 1996. This distribution was completed subsequent to the end of the second quarter.

The cash distribution of $1.50 per share was part of the preliminary plan adopted by the Company's Board of Directors to distribute the net proceeds from the sale of the Network Systems Group, a plan that was disclosed in the year end Form 10-K filing. This preliminary plan included the distribution of the 540,000 shares of Data Systems Network Corporation that were received in the transaction directly to the SofTech shareholders upon the registration of such shares with the Securities and Exchange Commission. It is the present intent of the Board to distribute these shares as soon as practicable following the registration.

Effective January 1, 1997, the Company acquired the stock of Computer Graphics Corporation ("CGC") in exchange for 405,000 shares of SofTech, Inc. CGC is an eight year old, privately held, Indiana based provider of discreet engineering services related to the CAD/CAM marketplace including contract consulting, design and placement services. The Stock Purchase Agreement ("Agreement") provides for the issuance of up to 210,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The Agreement also provides that the CGC principals will not share in the distribution of the Data Systems shares to SofTech shareholders which is expected to take place in fiscal 1997 as detailed above so long as that distribution takes place prior to June 30, 1997. The acquisition will be accounted for as a purchase.

The Company believes the remaining working capital available following the distribution will be sufficient to meet working capital needs through at least fiscal 1997.



                                                                       Form 10-Q
                                                                         Page 13


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


                                  SOFTECH, INC.


Date:  January 14, 1997                      /S/ Joseph P. Mullaney
       --------------------                  --------------------------------
                                                 Joseph P. Mullaney
                                                 Vice President
                                                 Chief Financial Officer


Date:  January 14, 1997                      /S/ Jan E. Yansak
       --------------------                  --------------------------------
                                                 Jan E. Yansak
                                                 Controller