Form 10-Q
period 1997-02-28
SOFTECH INC
filed 1997-04-04
CIK 354260

Form 10-Q
                                                                         Page 1


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                             --------------------


        For the Quarter Ended                   Commission File Number
-------------------------------------    ------------------------------------
          February 28, 1997                             0-10665


                                 SOFTECH, INC.


       State of Incorporation                 IRS Employer Identification
-------------------------------------    ------------------------------------
            Massachusetts                             04-2453033


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

                             Yes  [X]      No  [ ]

The number of shares outstanding of registrant's common stock at February 28, 1997 was 4,825,776 shares.



                                                                      Form 10-Q
                                                                         Page 2


                                 SOFTECH, INC.

                                     INDEX



PART I.  Financial Information                                            Page Number
                                                                          -----------


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets February 28, 1997 and
         May 31, 1996                                                           3

         Consolidated Condensed Statements of Income - Three and Nine
         Months Ended February 28, 1997 and February 29, 1996                 4-5

         Consolidated Condensed Statements of Cash Flows - Nine Months
         Ended February 28, 1997 and February 29, 1996                          6

         Notes to Consolidated Condensed Financial Statements                 7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11-12


PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                      13



                                                                      Form 10-Q
                                                                         Page 3


                         PART I. FINANCIAL INFORMATION

                        SOFTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                     (dollars in thousands)
                                                    February 28,    May 31,
                                                        1997          1996
                                                    ------------    --------

ASSETS
------

Cash and cash equivalents                             $    319      $  3,017

Investment securities (Note D)                           4,658            --

Accounts receivable                                      3,890         3,211

Unbilled costs and fees                                    627           134

Inventory                                                  375           341

Prepaid expenses and other assets                          551           531

Net assets of discontinued operations (Note D)           2,140         7,523
                                                      ----------------------

Total current assets                                    12,560        14,757

Property and equipment, net (Note C)                       929           517

Goodwill, net                                            2,651         1,763
                                                      ----------------------

TOTAL ASSETS                                          $ 16,140      $ 17,037
                                                      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Note payable, line of credit (Note H)                 $  1,224      $     --

Accounts payable                                         1,593           862

Accrued expenses                                         1,335           550

Deferred maintenance revenue                               406           668
                                                      ----------------------

Total current liabilities                                4,558         2,080

Stockholders' equity (Note C)                           11,582        14,957
                                                      ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 16,140      $ 17,037
                                                      ======================


See accompanying notes to consolidated condensed financial statements.



                                                                      Form 10-Q
                                                                         Page 4


                        SOFTECH, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        (in thousands, except for per
                                                                 share data)
                                                              Three Months Ended
                                                        -----------------------------
                                                        February 28,     February 29,
                                                            1997             1996
                                                        ------------     ------------

Revenue

  Products                                               $   1,891        $   3,001

  Services                                                   1,619            1,007
                                                         --------------------------

Total revenue                                                3,510            4,008

Cost of products sold                                        1,202            2,095

Cost of services provided                                      998              773
                                                         --------------------------

Gross margin                                                 1,310            1,140

Selling, general and administrative                          1,070            1,034
                                                         --------------------------

Income from continuing operations before taxes                 240              106

Provision for federal and state income taxes                    25               --
                                                         --------------------------

Income from continuing operations                              215              106

Discontinued operations (Notes B and D)
  Loss from operations                                          --             (733)
                                                         --------------------------

Net income (loss)                                        $     215        $    (627)
                                                         ==========================

Income from continuing operations per common share       $    0.05        $    0.03
                                                         ==========================

Net income (loss) per common share                       $    0.05        $   (0.15)
                                                         ==========================

Weighted average common shares outstanding               4,447,725        4,090,490


See accompanying notes to consolidated financial statements.



                                                                      Form 10-Q
                                                                         Page 5


                        SOFTECH, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               (in thousands, except for per
                                                                        share data)
                                                                     Nine Months Ended
                                                               -----------------------------
                                                               February 28,     February 29,
                                                                   1997             1996
                                                               ------------     ------------

Revenue

  Products                                                      $   7,696        $   8,265

  Services                                                          3,677            2,462
                                                                --------------------------

Total revenue                                                      11,373           10,727

Cost of products sold                                               5,163            5,827

Cost of services provided                                           2,469            1,866
                                                                --------------------------

Gross margin                                                        3,741            3,034

Selling, general and administrative  (Note E)                       3,010            3,243
                                                                --------------------------

Income (loss) from continuing operations before taxes                 731             (209)

Provision for federal and state income taxes                           40               --
                                                                --------------------------

Income (loss) from continuing operations                              691             (209)

Discontinued operations (Notes B and D)
  Loss from operations                                               (750)          (2,367)
                                                                --------------------------

Net loss                                                        $     (59)       $  (2,576)
                                                                ==========================

Income (loss) from continuing operations per common share       $    0.16        $   (0.05)
                                                                ==========================

Net loss per common share                                       $   (0.01)       $   (0.63)
                                                                ==========================

Weighted average common shares outstanding                      4,206,128        4,069,619


See accompanying notes to consolidated financial statements.



                                                                      Form 10-Q
                                                                         Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                           (dollars in thousands)
                                                             Nine Months Ended
                                                       -----------------------------
                                                       February 28,     February 29,
                                                           1997             1996
                                                       ------------     ------------

Cash flows from operating activities:
  Net loss                                               $    (59)        $ (2,576)
                                                         -------------------------
Adjustments to reconcile loss to net
  Cash provided (used) by operating activities:
  Depreciation and amortization                               572              474
  Gain on sale of fixed assets                                 --              (49)
  Deferred provision for income taxes                          --            1,130
Change in current assets and liabilities:
  Accounts receivable                                        (300)            (639)
  Unbilled costs and fees                                    (493)              88
  Inventory                                                   104               89
  Prepaid expenses and other assets                            (6)             101
  Accounts payable                                            261             (437)
  Accrued expenses                                            369             (259)
  Deferred maintenance revenue                               (262)            (180)
  Net assets from discontinued operations                   2,617            2,175
                                                         -------------------------

  Total adjustments                                         2,862            2,493
                                                         -------------------------

  Net cash provided (used) by operating activities          2,803              (83)
                                                         -------------------------

Cash flows from investing activities:
  Purchase of property and equipment, net                    (313)            (367)
  Proceeds from sale of fixed assets                           --              153
  Acquisition of businesses, net of cash acquired            (270)              --
                                                         -------------------------
  Net cash used by investing activities                      (583)            (214)
                                                         -------------------------

Cash flows from financing activities:
  Net proceeds from borrowings                              1,224               --
  Procceds from exercise of stock options                     114              112
  Payment of dividends                                     (6,256)              --
                                                         -------------------------
  Net cash provided (used) by financing activities         (4,918)             112
                                                         -------------------------

Net decrease in cash and cash equivalents                  (2,698)            (185)

Cash and cash equivalents, beginning of period              3,017            2,373
                                                         -------------------------

Cash and cash equivalents, end of period                 $    319         $  2,188
                                                         =========================


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

(C)   Details of certain balance sheet captions are as follows:

                                                     February 28,     May 31,
                                                         1997           1996
                                                     ------------     --------

      Property and equipment                           $  2,144       $  1,023
      Accumulated depreciation and amortization          (1,215)          (506)
                                                       -----------------------

      Property and equipment, net                      $    929       $    517
                                                       =======================


      Common stock, $.10 par value                     $    527       $    454

      Capital in excess of par value                     11,454         16,463

      Unrealized gain                                     1,620             --

      Retained deficit                                     (537)          (478)

      Less treasury stock                                (1,482)        (1,482)
                                                       -----------------------

      Stockholders' equity                             $ 11,582       $ 14,957
                                                       =======================

(D) On September 12, 1996, the Company sold its Network Systems Group to Data Systems Network Corporation ("DSN"). The Company had previously announced the signing of a letter of intent on June 18, 1996. Data Systems purchased certain assets and assumed certain liabilities of NSG with a net book value on July 31, 1996 of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock. The DSN shares received in the transaction are unregistered shares and the Company is restricted, by its agreement with DSN, from selling such shares without DSN's prior approval. The tangible assets acquired by DSN from SofTech totaled approximately $1.7 million and were primarily composed of fixed assets and service inventory for maintaining the NSG installed base of hardware and software. Liabilities assumed by DSN from SofTech included deferred revenue associated with maintenance contracts and other accrued expenses with a total book value of about $1.5 million. The agreement provides for dollar for dollar adjustment based on the net book value of the assets as of the transaction date.

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



                                                                      Form 10-Q
                                                                         Page 8


                        SOFTECH, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(D)   Continued

      Revenue from discontinued operations for the three and nine months ended February 28, 1997 was $0 and $7,490,000, respectively. Revenue from discontinued operations for the comparable periods in fiscal 1996 was approximately $7,210,000 and $22,872,000, respectively.

      At February 28, 1997 and May 31, 1996, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                                  February 28,     May 31,
                                                      1997           1996
                                                  ------------     --------

      Accounts receivable (net)                     $ 2,247        $  6,466
      Unbilled costs and fees                            --             686
      Inventory                                          78           1,603
      Prepaid expenses and other receivables            105             504
      Fixed assets (net)                                461           1,544
      Other assets (net)                                 --           1,730
                                                    -----------------------
            Total assets                              2,891          12,533

      Accounts payable                                   27           1,855
      Accrued expenses                                  711           1,844
      Deferred revenue                                   --           1,311
      Deferred and accrued income taxes                  13              --
                                                    -----------------------
            Total liabilities                           751           5,010
                                                    -----------------------

      Net assets from discontinued operations       $ 2,140        $  7,523
                                                    =======================

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

      *     a $281,497 non-recoverable cash payment;

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

      * On January 10, 1997, the Board approved, subject to shareholder approval, the issuance of the 204,750 SofTech shares to each of Messrs. Sweetland and Weatherford as previously announced with the agreement that any future distribution of the DSN shares or proceeds from the sale of such shares to SofTech shareholders received by them by virtue of this issuance would revert directly to the Company;

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

      * Other matters approved by the Board of Directors on January 10, 1997 include the following, all of which will be subject to shareholder approval at the 1996 Annual Meeting:

            * Eliminate cash compensation for Board members. Compensation instead to be in the form of 10,000 stock options immediately with an additional 3,000 options awarded on the anniversary date of the initial award, subject to shareholder approval; and

            * Reprice the exercise price of all outstanding options to reflect the $1.50 per share distribution as required by 1994 Stock Option Plan.

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



                                                                      Form 10-Q
                                                                        Page 10


                        SOFTECH, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(G) Effective January 1, 1997, the Company acquired the stock of Computer Graphics Corp. ("CGC") in exchange for 405,000 shares of SofTech stock. The Stock Purchase Agreement (the "Agreement") provides for the issuance of up to 210,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The Agreement also provides for the remittance directly to the Company of future distributions made to the SofTech shareholders prior to June 30, 1997 of DSN shares or proceeds from the sale of the shares. If the DSN share distribution is not accomplished on or before June 30, 1997, the former CGC shareholders shall share in such distribution based on their SofTech stock holdings. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $635,000, which will be amortized over a five year period.

      Effective February 27, 1997, the Company acquired the stock of Ram Design & Graphics Corp ("RAM") in exchange for 250,000 shares of SofTech stock, plus 50,000 stock options that vest equally over five years. The Stock Purchase Agreement (the "Agreement") provides for the issuance of up to 100,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $600,000, which will be amortized over a period of five years.

(H) In December 1996, the Company's credit facility with a commercial lending entity was reestablished. The credit facility provides for borrowings of up to $4.0 million limited to 85% of domestic accounts receivable outstanding less than 90 days from invoice date. The line of credit had been reduced from $10 million to $1 million during Q1 '97 pending the sale of the NSG business.



                                                                      Form 10-Q
                                                                        Page 11


                        SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Total revenue for the three and nine month periods ended February 28, 1997 was $3,510,000 and $11,373,000, respectively, as compared to $4,008,000 and
$10,727,000 for the same periods in the prior fiscal year. The current year revenues represent a decrease of about 12% for the three month period ended February 28, 1997 and an increase of about 6% for the nine month period ended over the comparable periods in the prior fiscal year. Service revenue for Q3 of fiscal 1997 was $1.6 million, an increase of 61% from the same period in fiscal 1996. Year-to-date 1997 service revenue was $3.7 million, an increase of 49% from the previous year. Year to date service revenue as a percentage of total revenue was about 32% for fiscal 1997 as compared to 23% in the prior fiscal year.

Gross margin as a percentage of revenue was 37.3% and 32.9% for the three and nine month periods ended February 28, 1997, respectively, as compared to 28.4% and 28.3% for the same periods in fiscal 1996. Margins improved on both product and service revenue during all three quarters of fiscal 1997 as compared to fiscal 1996. The improved product margins in fiscal 1997 as compared to fiscal 1996 are primarily due to the higher margin software offering marketed by the Company beginning October 1, 1996. The improved margins on service revenue are due primarily to the acquisition of CGC in December, the expansion of the discreet project and outsourcing service business in Texas and strict cost containment in the service organization.

Selling, general and administrative ("SG&A") expense for the third quarter of fiscal 1997 was approximately $1,070,000, an increase of 3% from the third quarter fiscal 1996 spending of $1,034,000. For the nine months ended February 28, 1997, SG&A expense was $3,010,000, a decrease of 7% from the $3,243,000 of SG&A expenditures for the nine months ended February 29, 1996. Included in the prior year nine-month expense was a one-time, second quarter, charge of $356,000 related to an amendment to the Purchase Agreement with the stockholders of Micro Control, Inc. (see Note J to the Company's 1996 Annual Report and Note E to this Form 10-Q). Before this one time charge, SG&A spending increased 4.3% for the nine month period ended February 28, 1997, as compared to the nine months ended February 29, 1996. The increases in SG&A expenditures in the fiscal 1997 three and nine month periods as compared to the same periods in fiscal 1996 (before one-time charge) are primarily attributable to the acquisition of CGC and the higher variable compensation from increased gross margin dollars.

Net income from continuing operations for the third quarter of fiscal 1997 was $215,000 or $.05 per share as compared to net income of $106,000 or $.03 per share for the same period in fiscal 1996. Net income from continuing operations for the first nine months of fiscal 1997 was $691,000 or $.16 per share as compared to a loss of $(209,000) or $(.05) per share for the same period in the prior fiscal year. The improved performance in fiscal 1997 relative to fiscal 1996 was the result of increased gross margin on products and services, the increase in service revenue from the fiscal 1997 acquisitions, the absence of any unusual non-recurring charges and keeping percentage increases in SG&A expense in the single digits.

Included in stockholders' equity as of the end of the third quarter is an unrealized gain of $1,620,000 related to the 540,000 shares of DSN stock received by the Company in the sale of its Network Systems Group. The gain represents the increase in value of the Company's DSN holdings from the date the shares were received, $3,037,500 or $5.625 per share, to the value at the end of the third quarter, $4,657,500 or $8.625 per share. The difference between the value of the shares on the day they were received and the value on the day the shares are ultimately sold or distributed will result in a realized gain or loss in that period.

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



                                                                      Form 10-Q
                                                                        Page 12


                        SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity
-------------------------------

The Company ended the third quarter of fiscal 1997 with cash of about $319,000, a decrease of about $2.7 million from fiscal year end 1996. The net loss adjusted for non-cash expenses generated $513,000 for the first nine months of fiscal 1997. The net income from continuing operations adjusted for non-cash expenses generated $1,263,000 which was offset by the loss from discontinued operations of $750,000 in the first quarter. The sale of the Network Systems Group and the subsequent collection of accounts receivable from that discontinued operation generated cash of approximately $2.6 million for the first nine months of the year. Cash generated by operations was offset by the distribution paid to shareholders during the third quarter of fiscal 1997 of approximately $6.3 million. In addition, net borrowings on the line of credit provided approximately $1.2 million.

On December 16, 1996, the Company announced a cash distribution of $1.50 per share, with a record date of December 26, 1996 and a payment date of December 30, 1996. The cash distribution of $1.50 per share was part of the preliminary plan adopted by the Company's Board of Directors to distribute the net proceeds from the sale of the Network Systems Group, a plan that was disclosed in the year end Form 10-K filing (See Note 12 to 1996 Annual Report on Form 10-K). This preliminary plan included the distribution of the 540,000 shares of Data Systems Network Corporation that were received in the transaction directly to the SofTech shareholders upon the registration of such shares with the Securities and Exchange Commission. It is the present intent of the Board to distribute these shares as soon as practicable following the registration.

Effective January 1, 1997, the Company acquired the stock of Computer Graphics Corporation ("CGC") in exchange for 405,000 shares of SofTech, Inc. CGC is an eight year old, privately held, Indiana based provider of discreet engineering services related to the CAD/CAM marketplace including contract consulting, design and placement services. The Stock Purchase Agreement ("Agreement") provides for the issuance of up to 210,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The Agreement also provides that the CGC principals will not share in the distribution of the Data Systems shares to SofTech shareholders which is expected to take place in fiscal 1997 as detailed above so long as that distribution takes place prior to June 30, 1997. The acquisition has been accounted for as a purchase.

Effective February 27, 1997, the Company acquired the stock of Ram Design & Graphics Corp. ("RAM") in exchange for 250,000 shares of SofTech stock, plus 50,000 stock options that vest equally over five years. RAM is a two year old, privately held, North Carolina based provider of discreet engineering services related to the CAD/CAM marketplace including contract consulting, design and placement services. The Stock Purchase Agreement provides for the issuance of up to 100,000 additional shares based on attainment of certain profitability goals for the twelve month period ended December 31, 1997. The acquisition has been accounted for as a purchase.

As disclosed in Note 6 to the Company's 1996 Annual Report on Form 10-K, with the sale of the Network Systems Group, the Company's $10 million line of credit was reduced to $1.0 million until such time as the lender had an opportunity subsequent to the sale to reevaluate the reorganized entity's borrowing needs. In December 1996, the credit facility was reestablished with a maximum borrowing of $4 million based on 85% of accounts receivable less than 90 days past due. The line of credit expires on June 29, 1997. The Company believes its working capital, positive cash flow from continuing operations, and available borrowings under the line of credit will be sufficient to meet working capital needs through at least fiscal 1997.



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

                        SOFTECH, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      27(i)  Financial Data Schedule as required to Article 5 of Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended February 28, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SOFTECH, INC.


Date:    April 4, 1997                    /s/  Joseph P. Mullaney
       -----------------                  ----------------------------
                                               Joseph P. Mullaney
                                               Vice President
                                               Chief Financial Officer


Date:    April 4, 1997                    /s/  Jan E. Yansak
       -----------------                  ----------------------------
                                               Jan E. Yansak
                                               Controller