Form 10-K
period 1997-05-31
SOFTECH INC
filed 1997-08-29
CIK 354260

Form 10K
                                                                      1997


                      SECURITIES AND EXCHANGE COMMISION
                           WASHINGTON, D.C.  20549

          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended May 31, 1997
                       Commission file number 0-10665

                                SofTech, Inc.
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2453033
    (State or other jurisdiction of                 (IRS Employer
    Incorporation or organization)             Identification Number)


             3260 Eagle Park Drive, N.E., Grand Rapids, MI 49505
            (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code: (616) 957-2330

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $7,671,140 as of August 15, 1997. On August 15, 1997 the registrant had outstanding 5,235,776 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive proxy statement to be filed in connection with the registrant's 1997 annual meeting are incorporated by reference into
Part III of this report, to the extent set forth in said Part III.


PART I

ITEM 1 - BUSINESS

THE COMPANY

      SofTech, Inc. was founded in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a secondary offering in December 1982.

      Today, SofTech is a leading provider of CAD/CAM solutions and is the largest reseller of Parametric Technology Corporation's ("PTC")(NASDAQ:
PMTC) software in the United States. Through its eleven offices in ten states SofTech offers its customers turn-key solutions to their mechanical engineering problems. In addition to the PTC software offerings, the Company also markets, distributes and supports several other popular Computer Aided Design ("CAD") and Product Data Management ("PDM") software offerings to its customers. The Company is an authorized reseller of numerous hardware platforms on which the software operates and provides a full spectrum of services including hardware and software maintenance, installation, training, consulting, product design and placement services.

      The Company had been a reseller of PTC's popular Pro/ENGINEER ("Pro/E") software offering since that product was introduced in 1988. As more fully detailed below under the caption "Product Transition", effective September 30, 1996 the Company was no longer allowed to resell Pro/E but instead was licensed to market a PTC mid-range software offering known as PT/Modeler ("PT"). PT/Modeler is aimed at the large (relative to the Pro/E market) user base of the 2D mechanical CAD marketplace. PT's list price is approximately one-fourth the price of Pro/E and the software operates only on the Intel platform. The total cost over an assumed five year life of a seat of PT software with hardware is approximately one-fifth the cost of operating and maintaining a Pro/E seat.

      During fiscal 1996 the Company had an operating division known as the Network Systems Group ("NSG") which marketed a wide variety of well known network computer hardware and off-the-shelf software products as well as a full array of computer related services to its customers in Michigan, North Carolina, and New York. NSG was sold to Data Systems Network Corporation ("DSN") (NASDAQ Smallcap: DSYS, Pacific Stock Exchange: DSY) on September 12, 1996. The results of the NSG business have been presented as a discontinued operation. The NSG assets and liabilities have been reclassified in the Consolidated Balance Sheets as net assets of discontinued operations. The NSG operating results are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations". The analysis below is directed exclusively to the continuing operations which are composed solely of the CAD business. See also the discussion under the caption "Discontinued Operation" and Notes A, H and J to the Consolidated Financial Statements of the Company included herein.

CAD PRODUCT AND SERVICE OFFERINGS

      As noted previously, the Company's core software product offering is that of PTC's PT/Modeler family of products. SofTech is the largest reseller of PTC's products in North America and one of only two PTC resellers that are publicly traded.

      The CAD Division's sales of PTC software amounted to approximately $2.2 million, $2.9 million, and $1.4 million in fiscal 1997, 1996, and 1995, respectively. In addition, the Company markets software of related and complementary technology providers such as Product Data Management ("PDM") offerings of Workgroup Technology Corporation (NASDAQ: "WKGR"). With the exception of PTC's products, none of these software offerings were material to fiscal 1997 or 1996 results.

      In addition to the software offerings, the Company provides a full array of hardware platforms on which the software operates. Hardware revenue and margin have been and are expected to continue to be a significant component of total revenue and margin. Hardware revenue is generally dependent on the sale of the core software, at least initially. Prior to the transition to PT/Modeler, the hardware platforms sold by the Company had been primarily UNIX-based workstations. With the software product shift to PT, the hardware platform is a personal computer with a Windows NT operating system. During fiscal 1997 the Company continued to market and distribute workstations to its customers. It is uncertain as to whether the Company will be able to retain workstation business in the future given the trend toward the NT operating system.

      The Company provides full maintenance support for the software and hardware it markets to its customers. Recurring hardware maintenance revenue amounted to approximately $830,000, $650,000, and $560,000 in fiscal 1997, 1996 and 1995, respectively. The Company is an authorized reseller of PTC maintenance for the PT/Modeler family of products and for Pro/ENGINEER. The Company's right to market and support the maintenance of Pro/E software is valid only through September 30, 1997 and it is uncertain as to whether that right will be extended beyond that date. Revenue generated from the sale of PTC maintenance was approximately $1.9 million, $1.5 million and $860,000 in fiscal years 1997, 1996 and 1995, respectively.

      In December and February of fiscal year 1997 the Company acquired two services-only organizations with locations in Indiana and North Carolina.
In addition, in December the Company hired a sole proprietor of a services-only business in Texas. These service businesses provide discreet engineering services related to the mechanical CAD/CAM marketplace including contract consulting, design and placement services. These three businesses generated approximately $1.9 million of service revenue, $730,000 of gross margin, (gross margin as a percent of revenue of 37.6%), profit before tax of about $120,000, and cash flow (pretax earnings plus non-cash expenses of goodwill and depreciation) of $280,000 during fiscal 1997. The Company expects that this type of revenue will continue to increase and become a more significant component of the Company's total revenue. The remainder of the service revenue was composed of services provided to customers related to installation, training and consulting.

PRODUCT TRANSITION

      In January 1995, PTC introduced a mid-range product known as Pro/JR. Pro/JR. had approximately 30% of the functionality of Pro/ENGINEER, was priced at about $8,000 per seat ("unit") and was upwardly compatible with Pro/ENGINEER. The Junior offering was aimed at the relatively large user base of two dimensional software products and the perceived need of a significant number of those 2D users to migrate to a 3D solid modeling product. The Pro/JR. product was to be a reseller only product. At the time Pro/JR. was introduced, the resellers were allowed to market both Pro/ENGINEER and Pro/JR.

      In March 1996 PTC informed its resellers that, effective September 30, 1996, the Pro/ENGINEER product was to be distributed only through the direct salesforce of PTC. The reseller channel would only be allowed to market the Pro/JR. successor family of products known as PT/Modeler . This successor product was enhanced, renamed and repositioned in the marketplace. PTC established a dedicated, in-house product group with the sole responsibility of supporting the reseller channel and the new product. The Company believes that the mid-range software offering can perform many, if not all, of the basic product design through manufacturing functions as the Pro/E software for a fraction of the cost. The mid-range offering would not be appropriate for complex surface design, cabling, harness manufacturing and five axis machining needs.

      In connection with the transition from the Pro/ENGINEER offering to the new product, PTC offered the following plan to the reseller channel:

* margin on the new product would be 75% for the first year as compared to 37% for Pro/ENGINEER. PTC has informed the resellers that this 75% margin will be extended for one additional year through approximately September 1998;
* ability to resell PTC maintenance on Pro/ENGINEER through September 30, 1997;
* royalty of 20% of the gross software sales by PTC to the Company's installed base by the direct salesforce for the period from October 1, 1996 to December 31, 1996;
* opportunity to partner with the PTC direct salesforce for the sale of hardware, hardware maintenance, and consulting services to their software customers in the Company's markets; and
* various other support efforts intended to increase the likelihood of success for the new product and therefore the resellers.

As a final inducement to accept the new program, PTC stated that the direct salesforce would never be given the PT/Modeler product line to market in that it was not financially feasible given the price point of this product. It was also represented to the Company that Rand Technology, a Company that had historically been the largest reseller of Pro/E, would not be a reseller of the new product line. During the Company's fiscal 1997 PTC did allow the direct salesforce to market PT and did, on a limited basis, allow Rand Technology to do the same

COMPETITION

      In marketing the Pro/ENGINEER family of products, competition was primarily from other resellers of PTC software, PTC's direct salesforce, and direct or reseller salesforces offering software products of other technology providers such as Structural Dynamics Research Corporation, Computervision, Dassault, EDS, Intergraph and IBM.

      In marketing the PT/Modeler family of products, most of the PTC competitors at the high-end of the market have fielded a low and/or mid-range product offering that is competitive with PT. In addition, companies such as AutoDesk, CADKey, Intergraph, Matra Datavision, and SolidWorks (purchased by Dassault in April 1997) that generally do not compete at the high-end, offer software solutions that are competitive with PT. Lastly, as the functionality of the mid-range software offerings continues to improve, the Company believes that the differences between the high-end software offerings such as Pro/E will diminish to the point where the cost advantage of the mid-range software offering will even more significantly influence the customers' buying decisions. When that occurs, and, in the Company's opinion, it has already happened, the mid-range software offerings will compete directly and effectively against the high-end offerings.

DURATION OF THE PTC LICENSE AGREEMENT

      Licenses to distribute hardware and software offerings of technology providers generally are subject to renewal annually. PTC is the only such license that is material to the business. This agreement expires on or about September 30, 1997 and can be terminated by either party with 30 days notice. The Company has been informed by PTC that its reseller agreement would be renewed by PTC for an additional year with no material changes, although there can be no assurances that the Agreement will be renewed. As of the date of this filing, such approval for renewal has not been obtained. In August the Company received a notice from PTC questioning the Company's hiring of several former PTC employees and threatening termination of the reseller agreements unless certain assurances are provided to them by September 15, 1997.

      In the event PTC or the Company chooses not to renew the reseller agreement or chooses to terminate such agreement after renewal, the Company will seek out other competitive software offerings to market and distribute. The reseller agreement with PTC prohibits the Company from offering any competitive products while reselling its products. It is expected that such a change would have a material negative financial impact on the Company while it transitioned. The service businesses acquired during fiscal 1997 are expected to partially offset the adverse financial impact of such changes by technology vendors.

PERSONNEL

      As of May 31, 1997, the Company employed 102 persons related to the continuing operation. This headcount distributed over functional lines is as follows: Sales representatives = 22; Engineers = 66; General &
Administrative = 14.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

      Backlog as of May 31, 1997 and 1996 was approximately $944,000 and $490,000, respectively. Deferred maintenance revenue, which represents hardware maintenance services to be performed during the following year, totaled approximately $358,000 and $670,000 at May 31, 1997 and 1996, respectively. Given the short time period between receipt of order and delivery, on average 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

      The Company is currently focused in a business in which it is marketing and distributing hardware and software of technology providers to its customers. As such, the Company has not incurred any expenditures related to research and development during the years ended May 31, 1997 and 1996. It is not expected that this situation will change in fiscal 1998.

CUSTOMERS

      During fiscal 1995 a single customer accounted for approximately 21% of the Company's revenue. No single customer accounted for more than 10% of the Company's revenue in fiscal 1997 or 1996. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

DISCONTINUED OPERATION

      On September 12, 1996, the Company completed the sale of its Network Systems Group to Data Systems Network Corporation. DSN purchased certain assets and assumed certain liabilities of NSG with a net book value of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN which represented about 19.9% of its outstanding stock. This transaction resulted in an after tax loss of approximately $970,000.

      The assets sold to DSN were primarily fixed assets and service parts used to service the installed base. Liabilities assumed by DSN from SofTech included deferred revenue associated with maintenance contracts and other accrued expenses. DSN purchased the NSG inventory from the Company at cost as delivery and invoicing occurred during the subsequent quarters following the transaction.

      The consolidated financial statements and accompanying notes have been restated to reflect the net assets and operating results of NSG as discontinued operations.

EXECUTIVE OFFICERS

      The current executive officers of the Company are as follows:

Name                     Age  Position
--------------------------------------------------------------------------

Mark R. Sweetland        48   President and Chief Executive Officer,
                              Director
Timothy J. Weatherford   32   Executive Vice President, Sales, Director
Joseph P. Mullaney       40   Vice President, Treasurer and Chief Financial
                              Officer
Andrew C. Bristol        37   Vice President, Sales

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

      Following is biographical information with respect to those Executive Officers not identified in the Proxy Statement:

      Joseph P. Mullaney was appointed Vice President, Treasurer, and Chief Financial Officer of the Company in November 1993. He started with the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand as an auditor in various staff and management positions.

      Andrew C. Bristol was appointed Vice President of Sales of the Company upon his hire in April 1997. Prior to his employment with SofTech he was employed for seven years with Parametric Technology Corporation ("PTC") in various sales and sales management positions within the Great Lakes Region.

ITEM 2 - PROPERTIES

      The Company leases office space in Grand Rapids, Michigan; Orlando, Florida; Indianapolis, Indiana; Louisville, Kentucky; Cincinnati, Ohio; Yardley, Pennsylvania; Knoxville, Tennessee; Austin and Houston, Texas; and Herndon, Virginia. The total space leased for these locations is approximately 25,000 square feet. The fiscal 1997 rent was approximately $270,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

      As part of an NSG acquisition in fiscal 1995, the Company purchased a 10,000 square foot, two story office building in Raleigh, North Carolina. This property is being occupied by the Company's Southeast Services Group.

ITEM 3 - LEGAL PROCEEDINGS

      As stated in the Company's 1996 Form 10-K, the Company had filed a complaint against several former NSG employees in a civil case in the courts of the State of Michigan alleging, among other things, violation of non-compete and confidentiality agreements, as well as breach of loyalty to the Company. The Company was seeking enforcement of the agreements and compensation for damages incurred due to these violations. Subsequent to year end 1997, the Company assigned its litigation claim against certain former employees of its Network Systems Group to DSN in exchange for indemnification from DSN against all losses that the Company may incur as a result of all counterclaims filed by these former employees.

      The Company is not a party to any other material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders on April 17, 1997.

1) Elect three Class I Directors to hold office until the Annual Meeting of Stockholders in 1999.

      Joseph C. McNay(a) - 3,531,565 votes for; 483,072 votes withheld Mark R. Sweetland - 3,760,865 votes for; 253,772 votes withheld Timothy L. Tyler - 3,760,565 votes for; 254,072 votes withheld

(a) As planned and disclosed in Note L to the Company's 1996 Financial Statement, Mr. McNay resigned from his position as Director of the Company as of June 23, 1997, following the completion of the distribution of the DSN shares.

2) Approve the amendment to the Company's 1994 Stock Option Plan (the "Plan") to increase the number of shares authorized under the Plan; and provide that, in lieu of a director fee, each non-employee Director shall receive such fee in stock options of the Company.

      Votes:  For               1,574,455
              Against             691,671
              Abstain              32,062
              Broker non-votes  1,717,449

3)  Approve the Company's Employee Stock Purchase Plan.

      Votes:  For               2,066,263
              Against             312,712
              Abstain              38,887
              Broker non-votes  1,597,775

4) Approve the issuance of 204,750 shares of the Company's common stock, par value $.10 per share, to each of Mr. Sweetland and Mr. Weatherford.

      Votes:  For               2,203,303
              Against             163,992
              Abstain              52,569
              Broker non-votes  1,595,775

5)  Ratify the appointment of Coopers & Lybrand as the Company's independent
    public accountants for the fiscal year ending May   31, 1997.

      Votes:  For               3,988,154
              Against               7,303
              Abstain              19,180
              Broker non-votes      1,000

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

      The Company's common stock trades on the NASDAQ Stock Market under the symbol "SOFT".

      At May 31, 1997, there were approximately 334 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents, which totaled approximately 3.7 million shares, or 71% of outstanding shares. The table below sets forth quarterly high and low bid prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                      1997           1996
                 --------------  ------------
                  High    Low    High    Low
                 ----------------------------

First Quarter    3 1/2   2 1/2   5 3/4  3 1/2
Second Quarter   3       2 1/2   5      3 3/4
Third Quarter    4 1/16  2 1/16  4 1/2  3 1/4
Fourth Quarter   3 1/2   2 1/4   4 5/8  3


      The Company distributed the net proceeds from the sale of its Network Systems Group in the form of two distributions. On December 30, 1996, the Company made the first installment in cash at a rate of $1.50 per share to its shareholders of record on December 26, 1996. The second installment was in the form of a distribution of DSN shares at a rate of approximately
0.1031 for each share of SofTech owned on the record date of May 23, 1997. All fractional shares were paid in cash at the assumed market price of $10.00 per share. The distribution date of this second installment was June 6, 1997. It is anticipated that these distributions will qualify for treatment as a distribution in partial liquidation pursuant to Section 302(b)(4) of the Internal Revenue Code of 1986, as amended. See notes A and H to the Consolidated Financial Statements of the Company included herein. The Company has not paid any cash dividends in the past and it does not anticipate future cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

      The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


(in thousands, except per share data)            1997     1996      1995     1994    1993
------------------------------------------------------------------------------------------

Revenue from continuing operations             $14,704  $13,658   $10,403   $6,662  $5,491

Income(loss) from continuing operations          2,282     (456)      (18)     966     660

Earnings per share:
Income (loss) from continuing operation            .50     (.11)     (.00)     .25     .17

Net income (loss)                                  .09    (1.44)     (.60)     .70     .45

Weighted average number of shares outstanding    4,530    4,076     3,848    3,810   3,914

Working capital                                  2,920   12,191    17,929   20,441  18,708

Total assets                                    10,158   17,037    23,505   22,063  20,273

Capital lease obligations                          250        -         -        -       -

Total liabilities                                3,321    2,080     2,811    1,221   1,317

Stockholders' equity                             6,837   14,957    20,694   20,842  18,956


Note: The results for fiscal year 1997 include an investment gain on the distribution of DSN stock of approximately $2.1 million and the effect of the acquisitions of Computer Graphics Corporation and Ram Design and Graphics Corp. in December and February of fiscal 1997, respectively. The results for fiscal years 1997, 1996 and 1995 include the effect of the acquisition of Micro Control in January 1995. The financial information for fiscal 1996 and prior fiscal years have been restated to reflect the operating results of the Network Systems Group as a discontinued operation. The financial information for fiscal 1993 has been restated to reflect the operating results of the Government Services Division as a discontinued operation. Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME STATEMENT ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 1997. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 1997 is presented.


                                                                     Percentage change
                               Items as a percentage of revenue         year to year
                                1997         1996         1995   1996 to 1997  1995 to 1996
                               ------------------------------------------------------------

Revenue
  Products                      63.4%        75.4%        78.9%      (9.4)%         25.4%
  Services                      36.6         24.6         21.1       59.8           53.3
                               -------------------------------
Total revenue                  100.0        100.0        100.0        7.7           31.3

Cost of sales
  Products                      41.7         53.5         58.2      (16.0)          20.6
  Services                      25.5         18.5         14.1       48.3           71.9
                               -------------------------------
Total cost of sales             67.2         72.0         72.3         .5           30.6

Gross margin
  Products                      34.3         29.1         26.2       17.9           39.1
  Services                      30.3         24.9         33.0       21.7           15.6
                               -------------------------------
Total gross margin              32.8         28.0         27.7       17.1           33.1

S.G.&A.                         31.8         31.2         28.3        9.5           45.1

Gain on investments             14.5            -            -        N/A            N/A
Interest income                    -            -          1.3        N/A         (100.0)
                               -------------------------------
Income (loss) from continuing
 operations before tax          15.5         (3.2)          .7      622.7         (672.1)
Tax provision                      -           .1           .9     (115.0)          78.4
                               -------------------------------
Income (loss) from continuing
 operations                     15.5         (3.3)         (.2)     600.4       (2,396.3)
                               ===============================


DESCRIPTION OF THE BUSINESS

      SofTech, Inc. was formed in 1969 and its stock has been publicly listed on the NASDAQ Exchange since 1981 under the symbol "SOFT". Today, SofTech is a leading provider of CAD/CAM solutions and is the largest reseller of Parametric Technology Corporation's software in the United States. Through its eleven offices in ten states SofTech offers its customers turn-key solutions to their mechanical engineering problems. In addition to the PTC software offerings, the Company also markets, distributes and supports several other popular Computer Aided Design and Product Data Management software offerings to its customers. The Company is an authorized reseller of numerous hardware platforms on which the software operates and provides a full spectrum of services including hardware and software maintenance, installation, training, consulting, product design and placement services.

      The Company had been a reseller of PTC's popular Pro/ENGINEER software offering since that product was introduced in 1988. As more fully detailed in "Item 1 - Business" under the caption "Product Transition", effective September 30, 1996 the Company was no longer allowed to resell Pro/E but instead was licensed to market a mid-range software offering known as PT/Modeler. PT/Modeler is aimed at the large (relative to the Pro/E market) user base of the 2D mechanical CAD marketplace. PT's list price is approximately one-fourth the price of Pro/E and the software operates only on the Intel platform. The total cost over the five year life of a seat of PT software with hardware is approximately one-fifth the cost of operating and maintaining a Pro/E seat.

      During fiscal 1996 the Company had an operating division known as the Network Systems Group which marketed a wide variety of well known network computer hardware and off-the-shelf software products as well as a full array of computer related services to its customers in Michigan, North Carolina, and New York. NSG was sold to Data Systems Network Corporation on September 12, 1996. The results of the NSG business have been presented as a discontinued operation. The NSG assets and liabilities have been reclassified in the Consolidated Balance Sheets as net assets of discontinued operations. The NSG operating results are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations". The analysis below is directed exclusively to the continuing operations which are composed solely of the CAD business. See also the discussion under "Item 1 - Business -- Discontinued Operation" and Notes A, H and J to the Consolidated Financial Statements of the Company included herein.

RESULTS OF OPERATIONS

      Total revenue increased from $13.7 million in fiscal 1996 to $14.7 million in fiscal 1997, an increase of approximately 8%. The increase in revenue is primarily the result of the acquisitions of services-only businesses in December and February of fiscal 1997 which generated $1.9 million in revenue during the year offset by a decrease in product (hardware and software) sales with the transition to a mid-range software offering as discussed above and in "Item 1 - Business" under the caption "Product Transition". The fiscal 1996 revenue increased approximately $3.3 million from $10.4 million in fiscal 1995, an increase of approximately 31%. The acquisition of Micro Control in mid-fiscal year 1995 accounted for $2.5 million of this increase.

      During fiscal 1997 the Company opened three new offices to market its products and services. These new offices were in Washington, D.C., Orlando, Florida and Louisville, Kentucky. These three offices generated approximately $300,000 of revenue and lost a total of about $71,000. During the first quarter of fiscal 1998 the Company expects to establish three new office locations to market its solutions within the States of Alabama, Arizona and Kansas/Missouri. It is expected that the new offices opened in fiscal 1997 and 1998, as a group, will contribute to revenue and earnings in fiscal 1998. The Company also expects to continue to seek opportunities to grow through new office expansion as it identifies qualified individuals in selected markets.

      Product revenue decreased approximately 9% in fiscal 1997 from 1996. The decrease resulted primarily from the Company's transition on October 1, 1996 from being a reseller of Pro/ENGINEER software that was sold primarily on UNIX hardware to the PT/Modeler family of software products that operate only on Intel machines. The average sale price for one seat of Pro/E with a UNIX hardware platform was approximately $35,000 to $40,000. A seat of PT/Modeler operating on an Intel hardware platform now sells for approximately $8,000 to $10,000 per seat. In fiscal 1997 product revenue included approximately $168,000 of commissions from PTC related to sales of Pro/E to our former Pro/E customers or sales of PT within our sales territory. These commissions are not expected to be significant in the future.

      Service revenue increased nearly 60% from fiscal 1996 to 1997. This increase was primarily the result of the acquisitions completed in December and February of fiscal 1997 of services-only businesses as described in Note I to the Financial Statements. Service revenue as a percent of total revenue was 36.6% in fiscal 1997 as compared to 24.6 % and 21.1% in the two previous years. Included in service revenue in fiscal 1997 was approximately $1.9 million of software maintenance primarily related to Pro/E, with an incremental cost of approximately $1.0 million. The Company's right to market and support Pro/E software terminates on September 30, 1997 and it is uncertain as to whether that right will be extended beyond that time period. Service revenue increased approximately 53% from fiscal 1995 to 1996.

      Product gross margins improved to 34.3% in fiscal 1997 as compared to 29.1% in fiscal 1996 and 26.2% in fiscal 1995. The improvement in the current year is due to the 75% margin earned on the PT/Modeler family of products that the Company began marketing in October 1996 and the non-recurring PTC indirect commissions of $168,000 noted above. Margins on the Pro/E software that the Company sold in fiscal 1995, 1996 and through October 1996 had a margin of between 37% and 40%. Parametric Technology Corporation has informed the resellers that this 75% margin will be extended for one additional year through approximately September 1998.

      Service gross margins improved to 30% in fiscal 1997 as compared to 24.9% in fiscal 1996 and 33.0% in fiscal 1995. The improvement from fiscal 1996 to 1997 is due primarily to the additional higher margin service revenue generated from the acquired services-only businesses.

      The current agreement (the "Agreement") between the Company and PTC to market its products and software maintenance services expires on or about September 30, 1997. The Company has been verbally notified by PTC and it is expected that the Agreement will be renewed on the same terms for another year, although there can be no assurances that the Agreement will be renewed. The Agreement contains certain cancellation provisions which allow either party to terminate the relationship for any reason with 30 days notice. In August the Company received a notice from PTC questioning the Company's hiring of several former PTC employees and threatening termination of the reseller agreements unless certain assurances are provided to them by September 15, 1997. The ability to continue the relationship as a PTC business partner is material to the business.

      Selling, general and administrative expense increased approximately 9% from fiscal 1996 to 1997 and 45% from fiscal 1995 to 1996. This category of expense as a percent of revenue was 31% for fiscal years 1996 and 1997 and was 28% of revenue in fiscal 1995. Fiscal 1996 SG&A included a $426,000 one-time charge related to an amendment to the Micro Control Purchase Agreement (see Note I to the Company's Consolidated Financial Statements included herein.) Before this one-time charge, SG&A increased approximately 21% from fiscal 1996 to 1997 as a result of increased overhead expenditures from the fiscal 1997 acquisitions.

      The Company did not earn any interest income in fiscal 1996 and 1997. The cash generated from the sale of the NSG in fiscal 1997 was distributed to shareholders on December 30, 1996 in the form of a $1.50 per share cash dividend. During fiscal 1996 and 1997 available cash was invested at short term rates and the interest generated from that activity was offset against bank fees for other services provided to the Company, such as lockbox charges. During fiscal 1995 the Company generated approximately $139,000 in interest income.

      The fiscal 1997 results from continuing operations include a realized gain from the distribution of the DSN shares to the SofTech shareholders effective May 23, 1997. The DSN shares were received by the Company from DSN as part of the proceeds from the sale of the NSG in September 1996. On September 12, 1996 the DSN shares had a market price of $5.63 per share. The market price of the DSN shares on the record date, May 23, 1997, was $10.25 which generated the realized gain. During fiscal 1998 the remaining 84,000 shares of DSN held by the Company were sold.

      The effective tax rate for fiscal 1997 was zero as a result of a federal tax benefit of $74,000 offsetting a state tax provision of $71,000. The federal tax benefit was generated from a current federal provision of $105,000 which was offset by the recovery of $179,000 of taxes paid in fiscal 1994 through the utilization of net operating losses ("NOL") carried back. The effective tax rate was 5% in fiscal 1996 and 124% for fiscal 1995. The provision in each of the years is related primarily to state and local taxes. The 1997 effective rate was different from the statutory rate primarily due to NOL carried back to recover taxes paid in fiscal 1994. The Company has research and development tax credits of $847,000 and net operating loss carryforwards of approximately $1,800,000 to offset future federal taxes that may be payable.

CAPITAL RESOURCES AND LIQUIDITY

      The Company ended fiscal 1997 with approximately $1,367,000 in cash and available-for-sale securities, a decrease of approximately $1,650,000 from the previous year. The net cash provided from operating activities totaled approximately $4,274,000 for fiscal 1997, of which approximately $1,063,000 was generated from continuing operations and approximately $3,063,000 was provided by discontinued operations. Significant cash outflows included the December 30, 1996 cash distribution totaling $6,256,000, or $1.50 per share, and capital expenditures of $571,000.

      In April 1997, the Company renegotiated the financial covenants of its $4.0 million line of credit arrangement with Deutsche Financial Services Corporation to accommodate the distribution to shareholders that took place in June 1997. In June 1997 the line of credit was extended for an additional year through June 1998.

      At the end of fiscal year 1997 the Company had approximately $1.4 million in cash and available-for-sale securities along with the $4.0 million line of credit to fund operations. The Company anticipates that it will need to utilize, and will be dependent on, the line of credit during the fiscal year to finance working capital needs. The line of credit contains several financial covenants that must be maintained. The financial covenants require that the Company will at all times maintain the following:
1) tangible net worth and subordinated debt in the combined amount of not less than $3.0 million; 2) ratio of debt minus subordinated debt to tangible net worth of not more than two to one (2.0:1.0); and 3) for each fiscal year, before tax net income of not less than $1.00. The Company is in compliance with the financial covenants of the line of credit at this time. However, given the Company's history, minimal operating income, dependence on the PTC relationship and limited financial resources there can be no assurances the Company will be able to maintain the financial covenants. In the event that the line of credit was terminated the Company would seek other sources of funds through the sale or pledging of assets or through other means.

      The statements made above with respect to SofTech's outlook for fiscal 1998 represent "forward looking statements" within the meaning of Section
27A of the Securities Act of 1933  and Section 21E of the Securities
Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business and economic conditions, maintaining key reseller agreements with technology providers (especially the reseller agreement with Parametric Technology Corporation which expires on or about September 30, 1997), ability to quickly transition to a competitive software offering in the event the PTC reseller agreement is not renewed, acceptance of the market of a mid-range software offering, and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data are included herein and are indexed under item 14(a)(1)-(2).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under "Election of Directors" in the Company's definitive proxy statement to be filed in connection with the Company's 1997 annual meeting is incorporated by reference herein. The current executive officers of the Company are set forth under the caption "Executive Officers" in Item 1 of this Form 10-K.

      As was previously planned and announced in the Company's 1996 Form 10-K, and upon the completion of the cash distribution of $1.50 per share at the end of December 1996 and the distribution of the Data Systems shares on June 6, 1997, Messrs. Strehle and McNay resigned from the SofTech Board of Directors as of June 23, 1997. Messrs. Strehle and McNay have agreed to be available upon request to consult with the SofTech Board through June 30, 1998.

ITEM 11-EXECUTIVE COMPENSATION

      The information required under this item will be included in the Company's definitive proxy statement, to be filed in conjunction with the Company's 1997 annual meeting, and is incorporated by reference herein.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under "Election of Directors" and "Principal Stockholders" in the Company's definitive proxy statement, to be filed in connection with the Company's 1997 annual meeting, is incorporated by reference herein.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under "Election of Directors" in the Company's definitive proxy statement, to be filed in connection with the Company's 1997 annual meeting is incorporated by reference herein.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following items are filed as part of this report:

(1)   Consolidated Financial Statements:

      Report of Independent Accountants                              13
      Consolidated Statements of Operations and Retained Earnings
       (Deficit) - Years ended May 31, 1997, 1996 and 1995           14
      Consolidated Balance Sheets - May 31, 1997 and 1996            15
      Consolidated Statements of Cash Flows -
       Years ended May 31, 1997, 1996 and 1995                       16
      Notes to Consolidated Financial Statements                    17-23

(2)   Consolidated Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Acounts                 24

      The report of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appears on page 13 of this report.

      All other financial statements and schedules not listed have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or footnotes.

(3)   Exhibits:

      (2)(i) Acquisition Agreement by and among SofTech, Inc., CACI International Inc., and CACI Inc., filed as Exhibit 7 (c) to Form 8-K, dated December 1, 1993, is incorporated herein by reference.

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

      (2)(iv) Asset Purchase Agreement by and among Information Decisions, Inc. as buyer and SofTech, Inc. and Micro Control, Inc. as seller and Stockholders of Micro Control, Inc., filed as Exhibit 2.1 to Form 8-K, dated January 5, 1995, is incorporated herein by reference.

      (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated herein by reference.

      (2)(vi) Registration Rights Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.2 to Form 8-K, dated September 12, 1996, is incorporated herein by reference.

      (2)(vii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as
Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated herein by reference.

      (2)(viii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated herein by reference.

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

      (23.1) Consent of Coopers and Lybrand L.L.P., filed herewith.

      (27) Financial Data Schedule, filed herewith.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission for the fourth quarter of fiscal 1997.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. as of May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal operating income and the Company's product offerings have been limited by a major supplier. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A under the caption "Plan of Operations." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
August 7, 1997




                                SOFTECH, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (DEFICIT)
                         For the Years Ended May 31,


                                                      1997           1996          1995
                                                    -------------------------------------
                                                    (in thousands, except per share data)

Revenue:
  Products                                          $ 9,329        $10,294       $ 8,208
  Services                                            5,375          3,364         2,195
                                                    ------------------------------------
Total Revenue                                        14,704         13,658        10,403

Cost of sales:
  Cost of products sold                               6,133          7,303         6,057
  Cost of services provided                           3,761          2,526         1,469
                                                    ------------------------------------
Total Cost of sales                                   9,894          9,829         7,526

Gross margin                                          4,810          3,829         2,877
Selling, general and administrative                   4,657          4,265         2,940
                                                    ------------------------------------
Income (loss) from operations                           153           (436)          (63)

Gain on available-for-sale securities                 2,126              -             -
Interest income                                           -              -           139
                                                    ------------------------------------
Income (loss) from continuing operations
 before income taxes                                  2,279           (436)           76
Provision (benefit) for income taxes (Note B)            (3)            20            94
                                                    ------------------------------------

Income (loss) from continuing operations              2,282           (456)          (18)
Discontinued operations (Note H):
  Loss from discontinued operations (less
   applicable provision (benefit) for income
   taxes of $(294), $132 and $167, respectively)     (1,587)        (4,701)       (2,303)

  Loss from disposal (net of applicable (benefit)
   for income taxes of $(50) and $0, respectively)     (269)          (700)            -
                                                    ------------------------------------

Net income (loss)                                       426         (5,857)       (2,321)

Retained earnings (deficit), beginning of year         (478)         5,379         7,700
                                                    ------------------------------------
Retained earnings (deficit), end of year            $   (52)       $  (478)      $ 5,379
                                                    ====================================

Income (loss) from continuing operations
 per common share (Note A)                            $0.50         ($0.11)       ($0.00)
                                                    ====================================
Net income (loss) per common share (Note A)           $0.09         ($1.44)       ($0.60)
                                                    ====================================

The accompanying notes are an integral part of the consolidated financial statements.


                                SOFTECH, INC.
                         CONSOLIDATED BALANCE SHEETS
                                AS OF MAY 31,


                                                            1997                         1996
                                                          -------------------------------------
                                                          (in thousands, except per share data)

Assets:
  Current assets:
    Cash and cash equivalents                             $   580                      $ 3,017
    Marketable securities                                       -                            -
    Available-for-sale securities (Note A)                    787                            -
    Accounts receivable (less allowance of $305
     and $200 in 1997 and 1996, respectively)               3,300                        3,211
    Unbilled costs and fees                                   491                          134
    Inventory                                                 378                          341
    Other receivables                                         263                          345
    Prepaid expenses and other assets                         264                          177
    Deferred and refundable income tax (Note B)                 -                            -
    Net assets of discontinued operations (Note H)              6                        7,046
                                                          ------------------------------------
      Total current assets                                  6,069                       14,271
                                                          ------------------------------------

Property and equipment, at cost:
  Data processing equipment                                 1,646                          917
  Office furniture                                            120                           51
  Leasehold improvements                                       62                           55
  Land and building                                           514                          514
                                                          ------------------------------------
  Total property and equipment                              2,342                        1,537
  Less accumulated depreciation and amortization              864                          543
                                                          ------------------------------------
                                                            1,478                          994

  Goodwill, net (Note A)                                    2,497                        1,763
  Other assets                                                114                            9
                                                          ------------------------------------


                                                          $10,158                      $17,037
                                                          ====================================

Liabilities and Stockholders' Equity:
  Current liabilities:
    Accounts payable                                      $ 1,664                      $   862
    Accrued expenses                                        1,024                          550
    Deferred maintenance revenue                              383                          668
    Current portion of capital lease obligation (Note G)       78                            -
                                                          ------------------------------------

      Total current liabilities                             3,149                        2,080
                                                          ------------------------------------

  Capital lease obligation (Note G)                           172                            -
                                                          ------------------------------------

  Commitments and contingencies (Note G)

  Stockholders' equity (Notes D and E):
    Common stock, $.10 par value; authorized 10,000,000
     shares; issued 5,678,433 and 4,537,933 shares in
     1997 and 1996, respectively                              568                          454
    Capital in excess of par value                          7,488                       16,463
    Unrealized gain on available-for-sale securities          315                            -
    Retained deficit                                          (52)                        (478)
    Less treasury stock, 443,157 shares in 1997 and
     1996, at cost                                         (1,482)                      (1,482)
                                                          ------------------------------------

      Total stockholders' equity                            6,837                       14,957
                                                          ------------------------------------
                                                          $10,158                      $17,037
                                                          ====================================

The accompanying notes are an integral part of the consolidated financial statements.



                                SOFTECH, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                         For the Years Ended May 31,


                                                              1997       1996       1995
                                                             ----------------------------
                                                                    (in thousands)

Cash flows from operating activities:
  Net income (loss)                                          $  426    $(5,857)   $(2,321)
                                                             ============================

Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
  Depreciation and amortization                                 907        708        364
  Loss on sale of NSG                                           269        700          -
  Gain on sale of available-for-sale securities              (2,126)         -          -
  Gain on disposal of equipment                                   -        (60)         -
  Deferred provision for income taxes                             -        593       (380)
Change in current assets and liabilities:
  Accounts receivable and unbilled costs and fees               (68)       412     (1,349)
  Inventory                                                     155        (51)       (82)
  Other receivables                                              82        537          -
  Prepaid expenses and other assets                            (187)        56       (251)
  Accounts payable                                              479       (533)       627
  Accrued expenses                                              (27)      (198)       263
  Deferred maintenance revenue                                 (286)         -        368
  Net assets of discontinued operations                       4,650      4,379     (1,574)
                                                             ----------------------------
Total adjustments                                             3,848      6,543     (2,014)
                                                             ----------------------------

Net cash provided (used) by operating activities              4,274        686     (4,335)
                                                             ----------------------------

Cash flows from investing activities:
  Capital expenditures                                         (571)      (419)      (249)
  Proceeds from sale of capital equipment                         -        248          -
  Proceeds from sale of available-for-sale securities            26          -      9,155
  Purchase of net assets of CGC and RAM, less cash acquired    (151)         -          -
  Payments for purchase of CCS, SCI and MCI                       -        (28)    (6,366)
  Other investing activities                                      -         45         (9)
                                                             ----------------------------

Net cash provided (used) by investing activities               (696)      (154)     2,531
                                                             ----------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                       114        112        200
  Proceeds from capital lease financing                         145          -          -
  Principal payments under capital lease obligations            (18)         -          -
  Payment of cash distribution to shareholders               (6,256)         -          -
                                                             ----------------------------

Net cash provided (used) by financing activities             (6,015)       112        200
                                                             ----------------------------

Net increase (decrease) in cash and cash equivalents         (2,437)       644     (1,604)

Cash and cash equivalents, beginning of year                  3,017      2,373      3,977
                                                             ----------------------------

Cash and cash equivalents, end of year                       $  580    $ 3,017    $ 2,373
                                                             ============================

Supplemental disclosures of cash flow information:
Non cash investing activities:
  Fair value of shares issued in connection with
   acquisitions of CGC, RAM, SCI and MCI                     $1,193    $     8    $ 1,972

Income taxes paid                                            $   51    $    33    $    45


The accompanying notes are an integral part of the consolidated financial statements.


SOFTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. (IDI), Computer Graphics Corp. (CGC), Ram Design and Graphics Corp (RAM), System Constructs, Inc. (SCI), SofTech Investments, Inc., Compass, Inc. (Compass) and AMG Associates, Inc. (AMG). SCI, SII, Compass and AMG are all inactive subsidiaries. The Network Systems Group
(NSG) of IDI and SCI were operations sold in September 1996 and are therefore presented as discontinued operations (See Note H). All significant intercompany transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with the 1997 presentation.

      On September 12, 1996, the Company sold its Network Systems Group to Data Systems Network Corporation (DSN) (NASDAQ Small Cap: DSYS, Pacific Stock Exchange: DSY). Data Systems purchased certain assets and assumed certain liabilities of NSG with a net book value of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock. The assets acquired included equipment, maintenance agreements, customer lists, intangibles and certain other assets.

      The operating results of NSG, Government Services Division (GSD), and Compass are shown net of income taxes in the Consolidated Statements of Operations and Retained Earnings under the caption "Discontinued operations."

      PLAN OF OPERATION

      The Company faces two significant risks associated with its operations. First, the relationship between the Company and Parametric Technology Corporation ("PTC"), the technology provider of the Company's core software offering, is critical for the Company. The current agreement (the "Agreement") between the Company and PTC to market its products and software maintenance services expires on or about September 30, 1997. The Company has been verbally notified by PTC that PTC will renew the Agreement on the same terms for another year, although there can be no assurances that the Agreement will be renewed. The Agreement contains certain cancellation provisions which allow either party to terminate the relationship for any reason with 30 days notice. In August the Company received a notice from PTC questioning the Company's hiring of several former PTC employees and threatening termination of the reseller agreement unless certain assurances are provided to them by September 15, 1997. The ability to continue the relationship as a PTC business partner is material to the business.

      Second, at the end of fiscal year 1997 the Company had approximately $1.4 million in cash and available-for-sale securities and a $4.0 million line of credit to fund operations. The Company anticipates that it will need to utilize, and will be dependent on, the line of credit during the fiscal year to finance working capital needs. The line of credit contains several financial covenants that must be maintained. The financial covenants require that the Company will at all times maintain the following: 1) tangible net worth and subordinated debt in the combined amount of not less than $3.0 million; 2) ratio of debt minus subordinated debt to tangible net worth of not more than two to one (2.0:1.0); and 3) for each fiscal year, before tax net income of not less than $1.00. The Company is in compliance with the financial covenants of the line of credit at this time. However, given the Company's history, minimal operating income, dependence on the PTC relationship and limited financial resources there can be no assurances the Company will be able to maintain the financial covenants. In the event that the line of credit was terminated the Company would seek other sources of funds through the sale or pledging of assets or through other means.

      INDUSTRY SEGMENT AND SIGNIFICANT CUSTOMER:

      The Company operates in one industry segment and is engaged in the marketing, distribution and support of CAD/CAM computer solutions. A significant amount of the Company's revenue is attributable to licensing agreements with a small number of vendors. The Company is unable to predict the renewal or cancellation of these agreements and the Company's operations and financial results could be negatively affected by any such non-renewal or cancellation. Revenue from a single customer accounted for approximately $2,200,000 in 1995. The Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results.

      INVENTORIES:

      Inventories consist of equipment purchased for resale and service parts and are stated at the lower of cost (first-in, first-out method) or market. Service parts are amortized over a five-year period on a straight-line basis. The unamortized book value of the service parts was $34,000 and $50,000 as of May 31, 1997 and 1996, respectively.

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:


                                   Estimated Useful Lives
      -------------------------------------------------------------------
      Data processing equipment    3-5 years
      Office furniture             5-10 years
      Leasehold improvements       Lesser of useful life or life of lease


      Depreciation expense was approximately $328,000, $217,000, and $147,000 for fiscal 1997, 1996 and 1995, respectively.

      Maintenance and repairs are charged to expense as incurred;
betterments are capitalized. At the time property and equipment are retired, sold, or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss on disposal is credited or charged to income.

      INCOME TAXES:

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

      REVENUE RECOGNITION:

      Revenue from computer systems sales is recognized upon shipment, or installation and acceptance, if significant performance obligations remain. Revenue from engineering services is recognized as performed. Revenue from software maintenance agreements and service contracts are deferred and amortized into income over the maintenance support period.

      GOODWILL:

      Goodwill represents the excess of cost over the fair value of tangible assets acquired and are amortized on a straight-line basis over periods not to exceed five years. The unamortized excess of cost over fair value of tangible assets acquired through business combination was $2,497,000 and $1,763,000 at May 31, 1997 and 1996, respectively. Accumulated amortization of these intangible assets was $1,260,000 and $681,000 at May 31, 1997 and 1996, respectively.

      Included in the loss on disposal of NSG is a write down of approximately $1.6 million of unamortized excess of cost over fair value of tangible assets acquired through business combinations.

      The carrying value of intangible assets is periodically reviewed by the Company, and if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value, the amount of such impairment is computed by comparing the anticipated discounted future operating income of the acquired business to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      NET INCOME (LOSS) PER COMMON SHARE:

      Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 4,529,876 in 1997, 4,075,943 in 1996, and 3,848,151 in 1995. The fiscal 1997 weighted average shares outstanding included dilutive stock options, using the treasury stock method. The earnings per share calculation for fiscal years 1996 and 1995 exclude the effect of common stock equivalents as they were antidilutive.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 - Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 (APB No. 15), by establishing new standards for computing and presenting earnings per share (EPS) and requiring a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. Neither basic nor dilutive EPS as calculated in accordance with SFAS No. 128 would be materially different from primary EPS as presented in these financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending February 28, 1998 and at that time all historical EPS data presented will be restated to conform to the provisions of SFAS No. 128.

      AVAILABLE-FOR-SALE SECURITIES:

      The Company has classified its holdings of DSN stock as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company is currently assessing the impact of SFAS No. 130.

B.    INCOME TAXES:

      The provision for income taxes includes the following:


For the Years ended May 31, (in thousands)    1997   1996  1995
---------------------------------------------------------------

            Federal                           $(74)  $---  $---
            State and Local                     71     20    61
                                              -----------------
                                                (3)    20    61
  Deferred                                     ---    ---    33
                                              -----------------
                                              $ (3)  $ 20  $ 94
                                              =================


      In 1997, the provision for federal income taxes was reduced due to the carryback of approximately $1 million in net operating loss benefits.
State taxes of $51,000, $33,000 and $45,000 were paid in 1997, 1996, and
1995, respectively.

      For tax purposes, at May 31, 1997, the Company had tax credit carryforwards generated from research and development activities of $847,000 that expire from 2002 to 2006. In addition, an AMT credit of $133,000 that
has no expiration date was also available.   The Company has net operating
loss carryforwards of $1.8 million that expire in  2012.

      The Company's effective tax rates were 0% in 1997, 5% in 1996, and 124% in 1995. Reconciliations of the federal statutory rates to the effective rates were as follows:


For the Years ended May 31,   1997       1996       1995
--------------------------------------------------------

Statutory rate                 34 %      (34)%      34%
State and local taxes           2          3        53
Valuation reserve             (33)        35        32
Other                          (3)         1         5
                              ------------------------
Effective tax rates             0 %        5 %     124%
                              ========================


      Deferred tax assets(liabilities) were comprised of the following at May 31:


(in thousands)                                  1997     1996
--------------------------------------------------------------

Deferred tax assets (liabilities):
  Depreciation                                $  (13)   $   11
  Net operating loss carryovers                1,808     1,471
  Tax credits                                    981       713
  Inventory and receivables                      394       410
  Gain on sale of stock                         (917)       --
  Vacation accrual                                66        98
  Differences in book and tax bases of
   assets of acquired businesses                 299       143
  Deferred revenue                                --        --
  Reserve for loss on disposal                    95       280
  Other                                            6         2
Deferred tax assets                            2,719     3,128
Less: valuation allowance                     (2,719)   (3,128)
                                              ----------------
Net deferred tax liability                    $    0    $    0
                                              ================

      Due to the uncertainty surrounding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against a portion of the otherwise recognizable deferred tax assets.

C.    EMPLOYEE RETIREMENT PLANS:

      The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which consists of an employer match of a portion of employee voluntary contributions, for fiscal 1997, 1996 and 1995 was $49,000, $33,000, and $25,000, respectively.

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

D.    EMPLOYEE STOCK PLANS:

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

      There were options for 433,000 shares available for future grants under the 1994 Plan at May 31, 1997. The following are the shares exercisable at the corresponding weighted average exercise price at May 31, 1997, 1996 and 1995, respectively: 212,880 at $2.19; 220,530 at $5.75; and
222,962 at $4.95.

      Information for the years 1995 through 1997 with respect to these plans are as follows:

                                           Weighted
                             Number of     Average
Stock Options                  Shares    Option Price
-----------------------------------------------------


Outstanding at May 31, 1994   538,500        $5.61
  Options granted             122,800         6.24
  Options terminated          (24,000)        6.25
  Options exercised           (37,500)        2.83
                             --------

Outstanding at May 31, 1995   599,800         5.89
  Options granted             165,000         4.54
  Options terminated         (167,700)        5.40
  Options exercised           (35,500)        2.95
                             --------

Outstanding at May 31, 1996   561,600         5.82
  Options granted             549,000         1.32
  Options terminated         (414,500)        5.48
                             --------

Outstanding at May 31, 1997   695,100        $1.60
                             --------

      The following table summarizes information about stock options outstanding at May 31, 1997:

Stock Options Outstanding


                                       Options Outstanding               Options Exercisable
                                     Weighted
                      Shares         Average         Weighted          Shares          Weighted
 Exercise         Outstanding at    Contractual      Average       Exercisable at      Average
Price Range        May 31, 1997   Remaining Life  Exercise Price    May 31, 1997    Exercise Price
--------------------------------------------------------------------------------------------------

$0.010 to $0.440      51,000        0.5 years         $0.36            50,000           $0.37
$1.065 to $1.940     566,000        5.5 years         $1.35            86,000           $1.39
$3.940 to $4.440      78,100        1.9 years         $4.28            76,880           $4.28
                     -------                                          -------
Total                695,100                                          212,880
                     =======                                          =======


      In addition, there were options granted outside the plans during fiscal 1992 to an employee for 125,000 shares at $1.50, of which the final 76,000 were exercised during fiscal 1997.

      The 1994 Plan calls for the adjustment of option exercise prices to reflect equity transactions such as stock issuances, dividend distributions and stock splits. The outstanding options at May 31, 1997 reflect the downward price adjustments made following the cash distribution in December 1996 and the DSN stock distribution in May 1997 of $1.50 and $1.06, respectively.

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its plans. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share at May 31 would have approximated the pro forma amounts indicated below:


(000's omitted)                    1997      1996
--------------------------------------------------
Net income - as reported          $ 426    $(5,857)
Net income - pro forma            $ 343    $(5,865)
Earnings per share - as reported  $0.09    $ (1.44)
Earnings per share - pro forma    $0.08    $ (1.44)


      The weighted-average fair value of each option granted in 1997 and 1996 is estimated as $0.81 and $1.17 respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:


Expected life                              5 years
Assumed annual dividend growth rate        0%
Expected volatility                        65%
Risk free interest rate
 (the month-end yields on 4 year
 treasury strips equivalent zero coupon)   6.24% to 6.36% range


      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

      The Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who have three months continuous service prior to the Offering Date, at least two times per year, and are customarily employed for more than twenty hours per week, may purchase shares of SofTech common stock by payroll deduction. The purchase price per share during the plan year is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. It is expected that this plan will be introduced to the employees and the first Offering Date will take place during the second quarter of fiscal 1998. As of May 31, 1997, 150,000 shares of SofTech common stock were available for sale to employees under the plan.

E.    COMMON STOCK:

      Common stock changes during the three years ended May 31, 1997, 1996, and 1995 were as follows:


                                                                                Capital in
                                                        Shares      Par Value    Excess of
($ in thousands)                                      Outstanding    Issued      Par Value
------------------------------------------------------------------------------------------

Balance, May 31, 1994                                  3,630,904      $408        $14,216
Shares issued for stock options exercised                 91,875         9            191
Shares issued in connection with acquisitions            329,768        33          1,940
                                                       ----------------------------------

Balance, May 31, 1995                                  4,052,547       450         16,347
Shares issued for stock options exercised                 40,500         4            108
Shares issued in connection with acquisitions              1,729       ---              8
                                                       ----------------------------------

Balance, May 31, 1996                                  4,094,776       454         16,463
Shares issued for stock options exercised                 76,000         8            106
Shares issued in connection with acquisitions            655,000        65          1,141
Shares issued in lieu of compensation                    409,500        41            708
Distributions of cash and DSN stock (Notes A and H)           --        --        (10,930)
                                                       ----------------------------------

Balance, May 31, 1997                                  5,235,276      $568        $ 7,488
                                                       ==================================

F.    LINE OF CREDIT:

      In December 1996, the Company's credit facility with a commercial lending entity was reestablished. The line of credit had been reduced from $10 million to $1 million during the first quarter of fiscal 1997 pending the sale of the NSG business. The credit facility provides for borrowings of up to $4.0 million, limited to 85% of domestic accounts receivable outstanding less than 90 days from invoice date and bear an interest rate of prime plus 0.5%. The weighted average interest rate on these borrowings was 8.83%. Availability is subject to compliance with several covenants, including a minimum tangible net worth. Annual commitment fees under this agreement are $10,000. The current line of credit agreement expires on June 28, 1998.

G.    LEASE COMMITMENTS:

      OPERATING LEASES

      The Company conducts its operations in facilities leased through 2002. Rental expense for fiscal years 1997, 1996, and 1995 was approximately $270,000, $203,000, and $142,000, respectively.

      At May 31, 1997, minimum annual rental commitments under noncancellable leases were as follows:


  Fiscal Year
  -----------

  1998                 $302,000
  1999                  252,000
  2000                  224,000
  2001                  152,000
  2002 and thereafter   150,000


      CAPITAL LEASES

      The Company has equipment leasing arrangements with commercial lending institutions. These leases are secured by computer equipment acquired in one of the services-only acquisitions. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets of approximately $305,000 (included in data processing equipment at May 31, 1997) has been recorded. The approximate minimum lease payments under all capitalized leases as of May 31, 1997 are as follows: 1998, $104,000; 1999, $103,000; 2000, $72,000 and 2001, $16,000. The present value of the minimum lease payments is $250,000, including current maturities of $78,000.

H.    DISCONTINUED OPERATIONS:

      On September 12, 1996, the Company completed the sale of its Network Systems Group to Data Systems Network Corporation . Data Systems purchased certain assets and assumed certain liabilities of NSG with a net book value on July 31, 1996 of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock. The DSN shares received in the transaction were registered with the Securities and Exchange Commission in May 1997 and were distributed on June 6, 1997 to the Company's shareholders of record as of May 23, 1997. The tangible assets acquired by DSN from SofTech totaled approximately $1.7 million and were primarily composed of fixed assets and service inventory for maintaining the NSG installed base of hardware and software. Liabilities assumed by DSN from SofTech included deferred revenue associated with maintenance contracts and other accrued expenses with a total book value of about $1.5 million. The sale agreement provides for dollar for dollar adjustment based on the net book value of the assets as of the transaction date. This transaction resulted in an after tax loss of approximately $970,000, of which an estimate of $700,000 was provided for in the 1996 results.

      Effective December 1, 1993, the Company completed the sale of the Government Services Division (GSD) to CACI International, Inc. (CACI) of Arlington, Virginia. CACI paid approximately $4.2 million in cash for substantially all the active GSD contracts and certain defined assets. Although the active contracts of the GSD were successfully novated to CACI in fiscal 1994, the Company remains ultimately liable to the Government should CACI fail to perform its contractual obligations. As of May 31, 1996, all GSD receivables had either been collected or written off and there was no GSD related net asset value on the balance sheet.

      Revenue from discontinued operations for the years ended May 31, 1997, 1996, and 1995 was approximately $7,490,000, $30,397,000, and $40,164,000, respectively.

      The net assets of discontinued operations, which are included in the Consolidated Balance Sheets as of May 31, are as follows:


(in thousands)                            1997      1996
---------------------------------------------------------

Accounts receivable (net)                 $355    $ 6,466
Unbilled costs and fees                    ---        686
Inventory                                  ---      1,603
Prepaid expenses and other receivables     ---        500
Deferred income taxes receivable           334          4
Fixed assets (net)                         ---      1,067
Other assets (net)                         ---      1,730
                                          ---------------
      Total assets                         689     12,056

Accounts payable                           129      1,855
Accrued expenses                           554      1,844
Deferred revenue                           ---      1,311
                                          ---------------
      Total liabilities                    683      5,010
                                          ---------------

Net assets of discontinued operations     $  6    $ 7,046
                                          ===============

I.    ACQUISITIONS:

      Effective January 1, 1997, the Company acquired 100% of the outstanding common stock of Computer Graphics Corporation ("CGC") in exchange for 405,000 shares of SofTech stock ("Initial Consideration"). In accordance with the Agreement, which provided for the remittance by the former CGC shareholders directly to the Company of distributions made to the SofTech shareholders prior to June 30, 1997 of DSN shares or proceeds from the sale of the shares, the Company received 41,774 shares of DSN which were sold subsequent to year end for approximately $400,000. The value of the 405,000 SofTech shares on January 1, 1997, net of the value of the DSN shares, was approximately $628,000. The transaction has been accounted for as a purchase and, accordingly, CGC's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $635,000 and is being amortized on a straight-line basis over five years.

      The purchase of CGC in January 1997 provides for certain additional consideration payable in January 1998 if specified operating revenue and/or income goals are attained for the Engineering Services Group during the twelve month period ending December 31, 1997. The shareholders of CGC will earn an additional stock award of 105,000 to 210,000 SofTech shares ("Additional Consideration") if the Engineering Services Group generates revenue of $2 million to $3.6 million or operating profit of $225,000 to $405,000 during the twelve month period ending December 31, 1997.

      The former shareholders of CGC have the right to require the Company to repurchase the SofTech shares received by them from the Initial and Additional Consideration for $1.575 per share if CGC generates total income of at least $3 million and operating profit of at least $300,000 during the twelve months ending December 31, 1997. This right is exercisable on July 1, 1998 for 45 days and is not transferable and terminates upon the sale of such SofTech shares.

      Effective February 27, 1997, the Company acquired the stock of Ram Design and Graphics Corp. ("RAM") in exchange for 250,000 shares of SofTech stock, valued at $578,000 on the date of the transaction, plus 50,000 stock options that vest equally over five years. The transaction has been accounted for as a purchase and, accordingly, RAM's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $600,000 and is being amortized on a straight-line basis over five years.

      The purchase of RAM in February 1997 provides for certain additional consideration payable in January 1998 if specified operating revenue and income goals are attained for the Engineering Services Group during the twelve month period ending December 31, 1997. The former shareholders of RAM will earn an additional stock award of 100,000 SofTech shares if the Engineering Services Group generates revenue of at least $4,166,000 and operating profit of at least $583,000 during the twelve month period ending December 31, 1997.

      In the event the former shareholders of CGC and/or RAM earn certain additional consideration as a result of attaining performance goals for the twelve months ending December 31, 1997, the value of the additional consideration may result in a future charge to income in the period in which it is earned.

      On January 5, 1995, the Company acquired the net assets of Micro Control, Inc. for approximately $1.0 million in cash and $1.7 million (281,497 shares) of SofTech stock. The transaction has been accounted for as a purchase and, accordingly, Micro Control's assets, liabilities, and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was $2,420,000 and is being amortized on a straight-line basis over five years. On September 20, 1995, the Company amended the purchase agreement with Micro Control, Inc. ("Seller"). In consideration for the Seller waiving their right to receive certain contingent payments that may have been due if certain profit goals were attained (see Note J and Management's Discussion and Analysis to the 1995 Annual Report which detail the potential liabilities) over the next two years, the Company made a cash payment totaling $426,000. The entire payment of $426,000 was expensed and included in selling, general and administrative expense in fiscal 1996.

J.    LITIGATION:

      As stated in the Company's 1996 Form 10-K, the Company had filed a complaint against several former NSG employees in a civil case in the courts of the State of Michigan alleging, among other things, violation of non-compete and confidentiality agreements, as well as breach of loyalty to the Company. The Company was seeking enforcement of the agreements and compensation for damages incurred due to these violations. Subsequent to year end 1997, the Company assigned its litigation claim against certain former employees of its Network Systems Group to Data Systems Network Corporation in exchange for indemnification from DSN against all losses that the Company may incur as a result of all counterclaims filed by these former employees.


                                SOFTECH, INC.

                                 SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS

                    For the two years ended May 31, 1997



Col. A                                  Col. B       Col. C       Col. D       Col. E
---------------------------------------------------------------------------------------

                                      Balance at   Charged to                Balance at
                                       beginning    costs and                  end of
Description                            of period    expenses    Deductions     period
---------------------------------------------------------------------------------------

Allowance for uncollectible
 accounts receivable (in thousands):

  Year ended May 31, 1997                $200         $125         $20          $305

  Year ended May 31, 1996                $  0         $200         $ 0          $200


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            SofTech, Inc.
                                             Date:       August 29, 1997
                                                   -------------------------
      By /S/ Mark R. Sweetland
         ---------------------
    Mark R. Sweetland, President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                Title                                         Date
--------------------------------------------------------------------------------

/S/  Mark R. Sweetland      President and Chief Executive Officer       8/29/97
----------------------      (Principal executive officer) and Director
     Mark R. Sweetland

/S/  Joseph P. Mullaney     Vice President, Treasurer,                  8/29/97
-----------------------     Chief Financial Officer
     Joseph P. Mullaney     (Principal financial and accounting
                            officer)

/S/ Timothy J. Weatherford  Executive Vice President, Sales and         8/29/97
--------------------------  Director
    Timothy J. Weatherford


/S/  Ronald A. Elenbaas     Director                                    8/29/97
-----------------------
     Ronald A. Elenbaas

/S/  Kenneth Ledeen         Director                                    8/29/97
-------------------
     Kenneth Ledeen

/S/  William Johnston       Director                                    8/29/97
---------------------
     William Johnston

/S/  Timothy Tyler          Director                                    8/29/97
------------------
     Timothy Tyler

/S/  Norman L. Rasmussen    Director                                    8/29/97
------------------------
     Norman L. Rasmussen