Form 10-K/A
period 1997-05-31
SOFTECH INC
filed 1997-09-29
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended  May 31, 1997
                                               --------------

                         Commission file number  0-10665
                                                ---------


                                 SofTech, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                04-2453033
-----------------------------------        ------------------------------------
  (State or other jurisdiction of                     (IRS Employer
  Incorporation or organization)                  Identification Number)


3260 Eagle Park Drive, N.E., Grand Rapids, MI                  49505
---------------------------------------------        --------------------------
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:  (616) 957-2330
                                                           ----------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $7,671,140 as of August 15, 1997. On August 15, 1997 the registrant had outstanding 5,235,276 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

Part III, Items 10, 11, 12, and 13 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:



PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 31, 1997, based on information furnished by them to the Company.

DIRECTORS

      Mark R. Sweetland, 48, term expires in 1999; Mr. Sweetland was appointed President and Chief Executive Officer of the Company in September 1996. Mr. Sweetland served as Vice President of the Company from March 1994 until such appointment. Since March 1992, Mr. Sweetland has served the Company as President of Information Decisions, Inc. ("IDI"), a wholly owned subsidiary of the Company. Mr. Sweetland has been employed by IDI since 1980 in various account representative and management roles. Mr. Sweetland was appointed a Director of the Company in September 1996.

      Timothy L. Tyler, 43, term expires in 1999; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      Ronald Elenbaas, 43, term expires in 1997; Mr. Elenbaas is President of Stryker Surgical Group, a division of Stryker Corporation. He has been employed by Stryker Corporation in various positions since 1975 and was promoted to his present position in 1986. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

      Kenneth Ledeen, 50, term expires in 1997; Mr. Ledeen is a consultant with Covington Associates, a Massachusetts based investment advisor. From 1986 to 1993, Mr. Ledeen was President of Sigma Design, a company that developed CAD/CAM software products, and from 1980 to 1986 he served as Vice President at Computervision Corporation. Mr. Ledeen was appointed a Director of the Company in September 1996.

      Norman L. Rasmussen, 68, term expires in 1997; Mr. Rasmussen served as President and Chief Executive Officer of the Company from May 1992 until September 1996 and served as the Company's acting President and Chief Executive Officer from August 1991 to April 1992. From prior to 1991 to May 1992, Mr. Rasmussen was President, Treasurer and a Director of Teleprocessing, Inc., a computer consulting firm. Mr. Rasmussen has been a Director of the Company since 1974.

      William Johnston, 50, terms expires in 1998; Mr. Johnston has served since 1991 as President of Green Leaf Asset Management, a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

      Timothy J. Weatherford, 32, term expires in 1998; Mr. Weatherford has served as Vice President of the Company since September 1996. Mr. Weatherford served as Branch Manager of the Indiana office of the Company's Computer Aided Design ("CAD") Division from his hiring in April 1990 until such appointment. Prior to joining the Company, Mr. Weatherford was employed by CAD/CAM Engineering from 1987 to 1990 in various capacities and by General Motors from 1982 to 1987 in various capacities. Mr. Weatherford was appointed a Director of the Company in September 1996.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 1997, the
Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except that: (i) Mr. Rasmussen inadvertently omitted the sale of 27,000 shares in April, 1997; (ii) Mr. Weatherford inadvertently omitted the purchase of 5,000 shares in December 1996.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      For the 1997 fiscal year, fees were paid to non-employee Directors at a rate of $3,000 per year plus $2,500 for each Board and committee meeting attended. Effective April 17, 1997, non-employee Directors will receive options in lieu of an annual cash director fee. Employee Directors are not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Upon approval of the Plan amendment on April 17, 1997, all non-employee Directors received 10,000 options and will receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 1997, there were 76,000 options granted to non-employee Directors.


                          SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's three other most highly compensated executive officers (the "Named Executives") during or with respect to the 1995, 1996 and 1997 fiscal years for services in all capacities to the Company.

                                                 Annual Compensation                Long Term Compensation Awards
                                        --------------------------------------    ----------------------------------
                                                                  Other Annual    Securities
         Name and             Fiscal    Salary ($)      Bonus     Compensation    Underlying         All Other
    Principal Position         Year         (1)          ($)          ($)         Options (#)    Compensation ($)(2)
--------------------------    ------    -----------    -------    ------------    -----------    -------------------

Norman L. Rasmussen (3)        1997     134,820 (4)       -           -                   -          229,215 (5)
  Former President and         1996     207,800 (4)       -           -                   -          230,375 (5)
  Chief Executive Officer      1995     198,282 (4)       -           -                   -          229,052 (5)

Mark R. Sweetland (6)          1997     156,000         25,000        -                   -          379,993 (8)
  President and                1996     156,000           -           -                   -            3,120
  Chief Executive Officer      1995     150,000           -        37,500 (7)             -            4,620

Joseph P. Mullaney             1997     125,000        233,125        -             150,000            4,582
  Vice President and           1996     125,000           -           -                   -            1,667
  Chief Financial Officer      1995     125,000           -           -                   -            2,290

Timothy J. Weatherford (9)     1997      81,667         60,500     60,329 (10)            -          378,531 (8)
  Executive Vice               1996      30,000           -       261,998 (10)            -            3,000
  President, Sales             1995      30,000           -       256,553 (10)            -            3,000

-------------------
<F1>  Includes amounts deferred by Messrs. Rasmussen, Sweetland, Mullaney and
      Weatherford under the Company's 401(k) plan.

<F2>  Amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

<F3>  Mr. Rasmussen retired as President and Chief Executive Officer in
      September 1996.

<F4>  Includes an automobile allowance of $650 a month.

<F5>  Includes $226,215 paid in each fiscal year 1995, 1996 and 1997 as deferred compensation in accordance with his Employment Agreement for the purpose of purchasing an annuity contract.

<F6>  Mr. Sweetland was appointed as Director, President and Chief Executive
      Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company.

<F7>  Amount paid as an advance against salary to be paid in fiscal 1996, which was subsequently foregiven.

<F8>  Represents 204,750 shares, fully vested, of the Company's Common Stock awarded on April 17, 1997. See discussion of Employment Contracts below.

<F9>  Mr. Weatherford was appointed as Director, Executive Vice President,
      Sales, in September 1996. Prior to September 1996, Mr. Weatherford served as Branch Manager of the Company's Indianapolis sales office.

<F10> Represents sales commissions paid under Branch Manager Sales Compensation
      Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table summarizes the stock options that were granted to certain executive officers of the Company during fiscal year 1997. No stock appreciation rights ("SARs") have been granted.

                                                                                     Potential Realizable
                                                                                   Value at Assumed Annual
                                                                                     Rates of Stock Price
                                                                                 Appreciation for Option Term
                                                                                 ----------------------------
                                  % of Total Options     Exercise
                      Options    Granted to Employees     Price      Expiration
       Name           Granted       in Fiscal Year       ($/sh)*        Date          5%($)     10%($)
------------------    -------    --------------------    --------    ----------       ------    -------

Joseph P. Mullaney    52,000            10.3%             1.065       2/26/07         15,300     33,810
                      98,000            19.4%             1.878       4/17/07         50,848    112,361

<F*>  Exercise price adjusted downward by $1.06 for distribution of DSN shares on May 23, 1997.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 1997.

      The following table sets forth the shares acquired and the value realized upon exercise of stock options during the 1997 fiscal year by the President and Chief Executive Officer and each Named Executive and certain information concerning the number and value of unexercised options.

                                                                                                    Value of Unexercised
                                 Number of                           Number of Unexercised           In-the-Money Option
                              Shares Acquired    Value Realized     Options at May 31, 1997          at May 31, 1997 ($)
          Name                  on Exercise          ($)(1)        Exercisable/Unexercisable    Exercisable/Unexercisable (2)
--------------------------    ---------------    --------------    -------------------------    -----------------------------

Norman L. Rasmussen (3)            76,000           $142,880               --- / 10,000               $    --- / 13,100
Mark R. Sweetland (4)               ---                ---              42,000 / 1,000                 118,115 / 3,178
Timothy J. Weatherford (5)          ---                ---               2,000 / 500                       --- / ---
Joseph P. Mullaney                  ---                ---             105,000 / 75,000                154,851 / 98,213

-------------------
<F1>  Market value on exercise date less the exercise price.

<F2>  Market value of underlying securities at May 31, 1997 based on a per share value of $3.1875 less the aggregate exercise price.

<F3>  Mr. Rasmussen retired as President and Chief Executive Officer in
      September 1996.

<F4>  Mr. Sweetland was appointed Director, President and Chief Executive
      Officer in September 1996. Prior to September 1996 he served as a Vice President of the Company.

<F5>  Mr. Weatherford was appointed Director, Executive Vice President, Sales in September 1996.

EMPLOYMENT CONTRACTS

      As disclosed in the Company's 1994 Proxy Statement, the Company and Mr. Rasmussen were parties to an Employment Agreement dated as of January 1, 1994 (the "Employment Agreement") which provided for the employment of Mr. Rasmussen by the Company through December 31, 1996. Pursuant to the Employment Agreement, Mr. Rasmussen was entitled to (i) a base salary ($200,000 in fiscal 1997) which was subject to increase annually by the Board of Directors, (ii) an annual bonus as a percentage of his base salary based on his success and contribution in achieving goals specified by the Board of Directors with respect to the pre-tax earnings per share of the Company assuming certain revenue targets were met or exceeded (the "Executive Incentive Plan"), (iii) an automobile allowance in the amount of $650 per month (iv) such other incentive compensation, employee benefits and perquisites consistent with the Company's employee benefit plans, policies and arrangements in effect from time to time, and (v) deferred compensation in the form of options to purchase 100,000 shares of the Company's Common Stock, subject to vesting.

      If the Company reached pre-established revenue targets and pre-tax earnings per share goals, Mr. Rasmussen's annual bonus would be 40% of his base salary. For each percentage increase in pre-tax earnings per share in excess of such pre-tax earnings per share goals Mr. Rasmussen received an increased bonus based on a pro rata percentage of his base salary. No bonus was to be paid if the Company failed to reach either 100% of the pre-established revenue target or 75% of the pre-tax earnings per share goals.

      Pursuant to the terms of the Employment Agreement, the Company established a deferred compensation plan for Mr. Rasmussen's retirement. On December 16, 1994, the Employment Agreement was amended to provide payments by the Company to Mr. Rasmussen in the amount of $226,215 on each of December 31, 1994, December 31, 1995 and December 31, 1996, provided that Mr. Rasmussen was employed by the Company on those respective dates. The net amount of such bonus, after taxes, was to be applied to the purchase of variable annuity contracts with distributions beginning on or after January 1, 1999. Upon the sale of the Network Systems Group, Mr. Rasmussen retired as President, and Chief Executive Officer. With his retirement in September 1996, he was paid his remaining base salary through December 31, 1996 and the final annual payment under the deferred compensation plan of $226,215.

      In July, 1995, in connection with the proposed sale of all or part of the Company's business, which ultimately resulted in the sale of the Network Systems Group, the Board of Directors established incentive plans for certain key managers in order to retain their services at least through the consummation of any sale (the "Retention Agreements") that provided for certain bonuses to managers who remained employed by the Company through the date of the closing of any such sale. Each of Messrs. Sweetland, Mullaney and Weatherford were parties to Retention Agreements. Such Retention Agreements provided that, upon a sale of the Company or a specified portion thereof, each of Messrs. Sweetland, Mullaney and Weatherford would receive an amount in cash equal to the product of (i) the difference between (X) the sale price per share, subject to a minimum bonus based on an assumed sale price per share price of $7.00 and (Y) a fixed base price of $4.625 per share, and (ii) a multiple specified in the plan. In addition, Mr. Sweetland and Mr. Mullaney's Retention Agreements provided that, in the event of such a sale, if no employment arrangement for such executives could be made with the buyer, each would be entitled to receive his base salary for a period after the closing of such sale, which period was six months in the case of Mr. Sweetland and nine months in the case of Mr. Mullaney.

      At the time, Mr. Sweetland was the President of Information Decisions, Inc., a wholly owned subsidiary of the Company, and in that capacity was responsible for the Company's Network Systems Group and the CAD Division. Mr. Weatherford managed the Company's largest CAD office, which was responsible for 40% of the CAD Division's revenue. Pursuant to the incentive plan, Mr. Sweetland was awarded a cash bonus of no less than $178,125 upon the sale of the Network Systems Group, plus a six month severance package if he chose not to work for the buyer. Mr. Weatherford was also provided with a plan that would provide him with a $59,375 cash bonus upon the sale of the business. Immediately prior to the sale, it was proposed that Messrs. Sweetland and Weatherford forego all cash bonuses under the incentive plan and to remain with the Company and implement their strategy for growing the CAD Division in exchange for the issuance of 204,750 shares of Company Common Stock to each of Messrs. Sweetland and Weatherford following the distribution of the proceeds of the sale of the Network System Group.

      In September 1996, upon the sale of the Network Systems Group, Mr. Mullaney received a bonus under the Retention Agreements of $178,125 and Mr. Weatherford received a bonus of $23,000. The Board of Directors entered into new plans with Messrs. Sweetland and Weatherford pursuant to which each were to be issued shares in lieu of any amounts due under the Retention Agreements. Messrs. Sweetland and Mr. Weatherford were each issued 204,750 shares of the Common Stock of the Company. These shares were issued upon shareholder approval on April 17, 1997.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Rasmussen, the former President and Chief Executive Officer of the Company, and Mr. Strehle, Vice President for Finance and Treasurer of MIT and a Director of the Company, served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 1997. Mr. Rasmussen participated in the deliberations concerning compensation of all executive officers other than himself.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth as of August 31, 1997 certain information concerning beneficial owners of five percent or more of the Company's issued and outstanding Common Stock.

                                                      Percentage of
                                  Shares of            Outstanding
                                Common Stock          Common Stock
                                Beneficially          Beneficially
    Name and Address of          Owned as of           Owned as of
     Beneficial Owner          August 31, 1997     August 31, 1997 (1)
--------------------------     ---------------     -------------------

Mark R. Sweetland
5050 Woodlawn Beach
Hickory Corners, MI  49060         304,018                5.65%

-------------------
<F1>  There were 5,235,276 shares of Common Stock outstanding on August 31,
      1997.

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 31, 1997, for (i) each person named in the "Summary Compensation Table" below as an executive officer of the Company during the fiscal year ended May 31, 1997, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below. There were no beneficial owners of five percent or more of the Company's issued and outstanding Common Stock.


                                                                Percentage of
                                            Shares of            Outstanding
                                          Common Stock          Common Stock
                                          Beneficially          Beneficially
                                           Owned as of           Owned as of
      Name of Beneficial Owner           August 31, 1997     August 31, 1997 (1)
------------------------------------     ---------------     -------------------

Norman L. Rasmussen (3)                    119,358                  2.22%
Mark R. Sweetland                          304,018 (4)              5.65%
Timothy J. Weatherford                     228,535 (4)              4.24%
Joseph P. Mullaney                         121,427 (4)              2.25%
Timothy L. Tyler                                 0                    *
William Johnston                            85,000                  1.58%
Ronald Elenbaas                                  0                    *
Kenneth Ledeen                                   0                    *
All Directors and executive officers
 as a group (8 persons)                    858,326 (5)             15.94%

-------------------
<F*>  Less than one percent (1%).

<F1>  Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

<F2>  There were 5,235,276 shares outstanding on August 31, 1997. In addition,
      150,000 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 31,1997 for purposes of certain calculations in this table. See notes 4 and 5 below.

<F3>  Mr. Rasmussen retired as President and Chief Executive Officer in
      September 1996.

<F4>  Includes shares issuable under stock options as follows: Mr. Sweetland -
      43,000 shares; Mr. Mullaney - 105,000 shares; Mr. Weatherford - 2,000 shares.

<F5>  Includes 150,000 shares issuable upon exercise of stock options held by all Director and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

         None.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SofTech, Inc.

                                    By  /s/ JOSEPH P. MULLANEY
                                        -------------------------------------
                                        Joseph P. Mullaney, Vice President
                                         and Chief Financial Officer

                                    Date: September 29, 1997
                                          -----------------------------------