Form 10-Q
period 1997-08-31
SOFTECH INC
filed 1997-10-15
CIK 354260

Form 10-Q
                                                                      Page 1

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                            --------------------


      For the Quarter Ended               Commission File Number
         August 31, 1997                          0-10665

                                SOFTECH, INC.

      State of Incorporation              IRS Employer Identification
           Massachusetts                           04-2453033

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

                           Yes   X       No
                               -----         -----

The number of shares outstanding of registrant's common stock at August 31, 1997 was 5,235,276 shares.

                                                                   Form 10-Q
                                                                      Page 2

                                SOFTECH, INC.

                                    INDEX


PART I.  Financial Information                                      Page Number
                                                                    -----------



         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                   August 31, 1997 and May 31, 1997                      3

                  Consolidated Condensed Statements of Income -
                   Three Months Ended August  31, 1997 and
                   August 31, 1996                                       4

                  Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended August 31, 1997 and
                   August 31, 1996                                       5

                  Notes to Consolidated Condensed Financial Statements   6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7


PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                       8


                                                                   Form 10-Q
                                                                      Page 3


PART I.  FINANCIAL INFORMATION

                       SOFTECH, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                     (dollars in thousands)
                                                     August 31,    May 31,
                                                        1997         1997
                                                     ----------------------
ASSETS
------

Cash and cash equivalents                              $  340      $   580

Available-for-sale securities                               -          787

Accounts receivable                                     2,650        3,300

Unbilled costs and fees                                 1,756          491

Inventory                                                 142          378

Prepaid expenses and other assets                         939          527

Net assets (liabilities) of discontinued operations
 (Note D)                                                (115)           6
                                                       -------------------

Total current assets                                    5,712        6,069

Property and equipment, net (Note C)                    1,439        1,478

Goodwill, net                                           2,312        2,497

Notes receivable                                          463          114
                                                       -------------------

TOTAL ASSETS                                           $9,926      $10,158
                                                       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Note payable, line of credit (Note F)                  $    -      $     -

Accounts payable                                        1,482        1,664

Accrued expenses                                          987        1,024

Deferred maintenance revenue                              325          383

Current portion of capital lease obligations (Note G)      81           78
                                                       -------------------

Total current liabilities                               2,875        3,149
                                                       -------------------

Capital lease obligations (Note G)                        150          172
                                                       -------------------

Stockholders' equity (Note C)                           6,901        6,837
                                                       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $9,926      $10,158
                                                       ===================


See accompanying notes to consolidated condensed financial statements.

                                                                   Form 10-Q
                                                                      Page 4

                       SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                      (in thousands, except for per share data)
                                                                  Three Months Ended
                                                      -----------------------------------------
                                                              August 31,    August 31,
                                                                 1997          1996
                                                              ----------    ----------

Revenue

  Products                                                      $1,426        $2,793

  Services                                                       2,968           966
                                                                --------------------

Total revenue                                                    4,394         3,759

Cost of products sold                                              842         1,939

Cost of services provided                                        1,727           729
                                                                --------------------

Gross margin                                                     1,825         1,091

Selling, general and administrative                              1,620           918
                                                                --------------------

Income from continuing operations                                  205           173

Gain on available-for-sale securities                              253             -
                                                                --------------------

Income from continuing operations before income taxes              458           173

Provision for federal and state income taxes                        80             -
                                                                --------------------

Income from continuing operations                                  378           173

Discontinued operations (Notes B and D)
  Loss from operations                                               -          (750)
                                                                --------------------

Net income (loss)                                               $  378        $ (577)
                                                                ====================

Income from continuing operations
 per common share                                               $ 0.07        $ 0.04
                                                                ====================

Net income (loss) per common share                              $ 0.07        $(0.14)
                                                                ====================

Weighted average common shares outstanding                       5,405         4,095


See accompanying notes to consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 5

                       SOFTECH, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        (dollars in thousands)
                                                          Three Months Ended
                                                       ------------------------
                                                       August 31,    August 31,
                                                         1997          1996
                                                       ------------------------

Cash flows from operating activities:
  Net  income (loss)                                    $   378       $  (577)
                                                        ---------------------
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation and amortization                             319           184
  Gain on sale of available-for-sale securities            (253)            -
  Gain on disposal of equipment                               -           (47)
Change in current assets and liabilities:
  Accounts receivable                                       650          (292)
  Unbilled costs and fees                                (1,265)         (164)
  Inventory                                                 291           (85)
  Prepaid expenses and other assets                        (412)          (22)
  Accounts payable                                         (182)           61
  Accrued expenses                                         (122)           27
  Deferred maintenance revenue                              (58)          (89)
  Net assets of discontinued operations                     121          (390)
                                                        ---------------------

  Total adjustments                                        (911)         (817)
                                                        ---------------------

  Net cash used by operating activities                    (533)       (1,394)
                                                        ---------------------

Cash flows from investing activities:
  Capital expenditures                                     (150)          (42)
  Proceeds from sale of capital equipment                     -           106
  Proceeds from sale of available-for-sale securities       810             -
  Loans to officers                                        (349)            -
                                                        ---------------------

  Net cash provided by investing activities                 311            64
                                                        ---------------------

Cash flows from financing activities:
  Principal payments under capital lease obligations        (18)            -
                                                        ---------------------

  Net cash used by financing activities                     (18)            -
                                                        ---------------------

Net decrease in cash and cash equivalents                  (240)       (1,330)

Cash and cash equivalents, beginning of period              580         3,017
                                                        ---------------------

Cash and cash equivalents, end of period                $   340       $ 1,687
                                                        =====================

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

(C)    Details of certain balance sheet captions are as follows:

                                          August 31,   May 31,
                                             1997       1997
                                          --------------------

         Property and equipment            $ 2,434    $ 2,342
         Accumulated depreciation
          and amortization                     995        864
                                           ------------------
         Property and equipment, net       $ 1,439    $ 1,478
                                           ------------------


         Common stock, $.10 par value      $   568    $   568
         Capital in excess of par value      7,488      7,488
         Unrealized gain                         -        315
         Retained earnings (deficit)           327        (52)
         Less treasury stock                (1,482)    (1,482)
                                           ------------------
         Stockholders' equity              $ 6,901    $ 6,837
                                           ==================

(D) In September 1996, the Company sold its Network Systems Group to Data Systems Network Corporation ("DSN). The description of the transaction was described in the Company's Form 10-K filing dated August 29, 1997. Revenue from discontinued operations for the three months ended August 31, 1997 and 1996 was $0 and $7,490,000, respectively.

       At August 31, 1997 and May 31, 1997, the net assets (liabilities) of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                                            August 31,   May 31,
                                                              1997       1997
                                                            --------------------

       Accounts receivable, net                                $ 197       $ 355
       Deferred income taxes receivable                          321         334
                                                               -----------------
         Total assets                                            518         689
       Accounts payable                                           --         129
       Accrued expenses                                          633         554
                                                               -----------------
         Total liabilities                                       633         683
                                                               -----------------
       Net assets (liabilities) of discontinued operations     $(115)      $   6
                                                               =================

                                                                   Form 10-Q
                                                                      Page 7

                       SOFTECH, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue for the three months ended August 31, 1997 was $4.4 million, an increase of 17% from the $3.8 million generated in the first quarter of fiscal 1997. Service revenue was $3.0 million, or about 68% of revenue for the first quarter of fiscal 1998 as compared to $966,000, or about 26% of revenue for the first quarter of fiscal 1997. Product revenue was approximately $1.4 million for the current quarter as compared to $2.8 million for the same period in fiscal 1997, a decrease of approximately 50%. The decrease in product revenue is the result of the transition to the mid-range software offering during the second quarter of fiscal 1997 which has had a negative impact on both hardware and software revenue.

Product gross margin was 41.0% in Q1'98 as compared to 30.6% for the first quarter of fiscal 1997. The increase in product gross margin is due primarily to the increased margin on the mid-range software offering relative to the high-end software offering marketed by the company in the first quarter of fiscal 1997. Gross margin generated from service revenue increased to 41.8% in the first quarter of fiscal 1998 as compared to 24.5% for Q1'97. The increase in service gross margin is due to the service businesses acquired in the third quarter of fiscal 1997 and increased productivity of the engineering group.

Selling, general and administrative expense for the first quarter of fiscal 1998 was $1,620,000, an increase of 76% from the first quarter fiscal 1997 spending of $918,000. The increase is primarily attributable to the service businesses acquired in the third quarter of fiscal 1997 and the higher variable compensation from increased gross margin dollars.

Net income from continuing operations for the first quarter of fiscal 1998 was $378,000 or $.07 per share as compared to net income of $173,000 or $.04 per share for the same period in fiscal 1997. The first quarter of fiscal 1998 earnings included an investment gain of $253,000 and a tax provision of $80,000. The improved performance in fiscal 1998 relative to fiscal 1997 was the result of increased gross margin on products and services and the increase in service revenue from the fiscal 1997 acquisitions.

The company expects to be sheltered from most, if not all, federal tax in the current year due to the availability of net operating loss and tax credit carryforwards.

Capital Resources and Liquidity
-------------------------------

The Company ended the first quarter of fiscal 1998 with cash of about $340,000, a decrease of about $240,000 from fiscal year end 1997. Net income adjusted for non-cash expenses generated $698,000 for the first quarter of fiscal 1998. Net cash used by operations totaled about $533,000 as a result of accounts receivable growth, an increase in prepaid and other assets and the paydown of accounts payable and accrued expenses from fiscal year end 1997. Investing activities generated $311,000 for the quarter from the sale of securities offset by capital expenditures and loans to officers. The loans to officers related to tax payments due by them from the share issuance approved by shareholders in April 1997.

The Company believes that the cash on hand together with the cash flow from operations and the available credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

The statements made above with respect the SofTech's outlook for fiscal 1998 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business and economic conditions, maintaining key reseller agreements with technology providers (especially the reseller agreement with Parametric Technology Corporation which expired on September 30, 1997), ability to quickly transition to a competitive software offering in the event the PTC reseller agreement is not renewed, acceptance of the market of a mid-range software offering, and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

                                                                   Form 10-Q
                                                                      Page 8

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

                       SOFTECH, INC. AND SUBSIDIARIES
                       ------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       27(i)    Financial Data Schedule as required by Article 5 of
                Regulation S-X.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOFTECH, INC.

Date:   October 15, 1997                /s/ Joseph P. Mullaney
                                       ------------------------------
                                            Joseph P. Mullaney
                                            Vice President
                                            Chief Financial Officer

Date:   October 15, 1997                /s/ Jan E. Yansak
                                       ------------------------------
                                            Jan E. Yansak
                                            Controller