Form 10-Q
period 1997-11-30
SOFTECH INC
filed 1998-01-14
CIK 354260

Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


         For the Quarter Ended                   Commission File Number
           November 30, 1997                             0-10665


                                  SOFTECH, INC.


        State of Incorporation                 IRS Employer Identification
             Massachusetts                             04-2453033


            3260 EAGLE PARK DRIVE, N.E., GRAND RAPIDS, MICHIGAN 49525
                            Telephone (616) 957-2330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of registrant's common stock at November 30, 1997 was 5,907,542 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX




PART I.  Financial Information                                       Page Number
                                                                     -----------


   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
            November 30, 1997 and May 31, 1997                           3

         Consolidated Condensed Statements of Income -
            Three and Six Months Ended November 30, 1997 and
            November 30, 1996                                          4-5

         Consolidated Condensed Statements of Cash Flows -
            Six Months Ended November 30, 1997 and
            November 30, 1996                                            6

         Notes to Consolidated Condensed Financial Statements          7-9


   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10-11


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                            12

                                                                       Form 10-Q
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                        (dollars in thousands)
                                                         November 30,  May 31,
                                                            1997        1997
                                                         ---------   ---------
ASSETS
Cash and cash equivalents                                 $  --       $   580
Available-for-sale securities                                --           787
Accounts receivable, net                                    4,591       3,300
Unbilled costs and fees                                     1,859         491
Inventory                                                     188         378
Prepaid expenses and other assets                           1,219         527
Net assets of discontinued operations (Note D)                 29           6
                                                          -------     -------
Total current assets                                        7,886       6,069
Property and equipment, net (Note C)                        5,613       1,478
Goodwill, net                                               3,127       2,497
Notes receivable                                              472         114
                                                          -------     -------
TOTAL ASSETS                                              $17,098     $10,158
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable, line of credit                              $ 1,925     $  --
Accounts payable                                            2,793       1,664
Accrued expenses                                            2,388       1,024
Deferred maintenance revenue                                1,175         383
Current portion of capital lease obligations                   83          78
                                                          -------     -------
Total current liabilities                                   8,364       3,149
                                                          -------     -------
Capital lease obligations, net of current portion             323         172
                                                          -------     -------
Stockholders' equity (Note C)                               8,411       6,837
                                                          -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $17,098     $10,158
                                                          =======     =======


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           (in thousands, except for per share data)
                                                                                      Three Months Ended
                                                                           -----------------------------------------

                                                                            November 30,            November 30,
                                                                                1997                    1996
                                                                             ----------              ----------
Revenue
   Products                                                                  $    1,688              $    3,012
   Services                                                                       3,012                   1,093
                                                                             ----------              ----------
Total revenue                                                                     4,700                   4,105
Cost of products sold                                                               944                   2,022
Cost of services provided                                                         1,720                     743
                                                                             ----------              ----------
Gross margin                                                                      2,036                   1,340
Selling, general and administrative                                               1,693                   1,022
                                                                             ----------              ----------
Income from continuing operations before income taxes                               343                     318
Provision for federal and state income taxes                                         20                      15
                                                                             ----------              ----------
Net income                                                                   $      323              $      303
                                                                             ==========              ==========
Net income per common share                                                  $     0.06              $     0.07
                                                                             ==========              ==========
Weighted average common shares outstanding                                    5,591,639               4,127,896

See accompanying notes to consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           (in thousands, except for per share data)
                                                                                       Six Months Ended
                                                                           ------------------------------------------

                                                                              November 30,            November 30,
                                                                                1997                      1996
                                                                              -----------              -----------
Revenue
   Products                                                                   $     3,114              $     5,805
   Services                                                                         5,980                    2,058
                                                                              -----------              -----------
Total revenue                                                                       9,094                    7,863
Cost of products sold                                                               1,785                    3,960
Cost of services provided                                                           3,447                    1,472
                                                                              -----------              -----------
Gross margin                                                                        3,862                    2,431
Selling, general and administrative                                                 3,314                    1,940
                                                                              -----------              -----------
Income from continuing operations                                                     548                      491
Gain on available-for-sale securities                                                 253                     --
                                                                              -----------              -----------
Income from continuing operations before income taxes                                 801                      491
Provision for federal and state income taxes                                          100                       15
                                                                              -----------              -----------
Income from continuing operations                                                     701                      476
Discontinued operations (Notes B and D)
     Loss from operations                                                            --                       (750)
                                                                              -----------              -----------
Net income (loss)                                                             $       701              $      (274)
                                                                              ===========              ===========
Income from continuing operations per common share                            $      0.13              $      0.12
                                                                              ===========              ===========
Net income (loss) per common share                                            $      0.13              $     (0.07)
                                                                              ===========              ===========
Weighted average common shares outstanding                                      5,533,201                4,094,776

See accompanying notes to consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                       (dollars in thousands)
                                                                          Six Months Ended
                                                                -----------------------------------
                                                                 November 30,         November 30,
                                                                     1997                1996
                                                                -----------------   ---------------
Cash flows from operating activities:
   Net  income (loss)                                                $   701            $  (274)
                                                                     -------            -------
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
   Depreciation and amortization                                         682                366
   Gain on sale of available-for-sale securities                        (253)              --
   Unrealized gain on investment                                        --                2,025
Change in current assets and liabilities:
   Accounts receivable                                                (1,291)            (1,051)
   Unbilled costs and fees                                            (1,368)              (529)
   Inventory                                                             326                207
   Prepaid expenses and other assets                                    (233)               115
   Accounts payable                                                    1,129                183
   Accrued expenses                                                     (492)               659
   Deferred maintenance revenue                                         (171)              (198)
   Net assets of discontinued operations                                 (23)             4,728
                                                                     -------            -------

   Total adjustments                                                  (1,694)             6,505
                                                                     -------            -------

   Net cash provided (used) by operating activities                     (993)             6,231
                                                                     -------            -------

Cash flows from investing activities:
   Capital expenditures                                                 (270)              (259)
   Receipt of marketable securities in sale of NSG                                       (5,072)
   Purchase of net assets of AMT, including acquisition costs         (1,850)              --
   Proceeds from sale of available-for-sale securities                   810               --
   Loans to officers                                                    (358)              --
                                                                     -------            -------

   Net cash used by investing activities                              (1,668)            (5,331)
                                                                     -------            -------

Cash flows from financing activities:
   Net borrowings (repayments) under bank line of credit               1,925               --
   Net proceeds from capital lease financing                             156               --
                                                                     -------            -------

   Net cash provided by financing activities                           2,081               --
                                                                     -------            -------


Net increase (decrease) in cash and cash equivalents                    (580)               900

Cash and cash equivalents, beginning of period                           580              3,017
                                                                     -------            -------

Cash and cash equivalents, end of period                             $  --              $ 3,917
                                                                     =======            =======


   Supplemental Disclosure of Cash Flow Information:
     Non-Cash Investing Activities:
       Fair value of shares issued in connection with acquisition
       AMT                                                           $ 1,188            $  --
                                                                     =======            =======


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

(C)  Details of certain balance sheet captions are as follows:


                                               November 30,       May 31,
                                                   1997             1997
                                              ---------------    -----------

         Property and equipment            $           6,783   $      2,342
         Accumulated depreciation
           and amortization                            1,170            864
                                              ---------------    -----------
         Property and equipment, net       $           5,613  $       1,478
                                              ---------------    -----------


         Common stock, $.10 par value      $             635  $         568
         Capital in excess of par value                8,609          7,488
         Unrealized gain                                   -            315
         Retained earnings (deficit)                     649           (52)
         Less treasury stock                         (1,482)        (1,482)
                                              ---------------    -----------
         Stockholders' equity              $           8,411  $       6,837
                                              ---------------    -----------

(D) In September 1996, the Company sold its Network Systems Group to Data Systems Network Corporation ("DSN). The description of the transaction was described in the Company's Form 10-K filing dated August 29, 1997. Revenue from discontinued operations for the three and six months ended November 30, 1997 and 1996 was $0 and $7,490,000, respectively.

     At November 30, 1997 and May 31, 1997, the net assets of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                                  November 30,        May 31,
                                                     1997              1997
                                                 -------------      -----------

       Accounts receivable, net                  $         187              355
       Deferred income taxes receivable                    299              334
                                                 --------------     -----------
              Total assets                                 486              689
                                                 --------------     -----------
       Accounts payable                                     --              129
       Accrued expenses                                    457              554
                                                 --------------     -----------
              Total liabilities                            457              683
                                                 --------------     -----------

       Net assets of discontinued operations     $          29                6
                                                 --------------     -----------

                                                                       Form 10-Q
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(E) On November 10, 1997, the Company completed the acquisition of certain assets and assumed certain liabilities of the Advanced Manufacturing Technology ("AMT") division of CIMLINC, Incorporated ("CIMLINC"). CIMLINC is a privately held Delaware corporation with headquarters in Itasca, Illinois.

     AMT is a technology group that targets its application software products to the Mold and Die industry. AMT has been operated as a separate profit center of CIMLINC since 1992. At the transaction date, AMT employed 31 full time employees and is located in Troy, Michigan. AMT's software products have been primarily targeted to the tier two automotive component suppliers in the U.S. marketplace that create molds and dies from electronic models. AMT's software technology enhances the efficiency of the mold building process by reducing project development time and costs and increasing the quality of molds and tools.

     SofTech acquired all of the material assets of AMT except for accounts receivable with a net value of approximately $2.0 million as of the transaction date. In the acquisition, SofTech acquired assets with a net book value of approximately $338,000 (unaudited) and a defined list of liabilities with a net book value of approximately $2,325,000 (unaudited). The assets acquired included office furniture, computer equipment and off-the-shelf software currently marketed and supported by AMT known as PROSPECTOR(TM), EXPERTCAD(TM), EXPERTCAM(TM), TOOLDESIGNER(TM) and TOOLMAKER(TM). The Company intends to continue to utilize such physical assets acquired in the business.

     The purchase price for the acquired assets was $1,750,000 in cash, 200,000 shares of SofTech stock and the assumption of the above referenced liabilities. The source of the funds used in the acquisition came from existing working capital resources including the Company's credit facility with Deutsche Financial Services Corporation. SofTech provided CIMLINC with a guarantee that the shares received in the transaction would have a value of at least $1.0 million within two years or an additional payment would be due for the difference. The guarantee is cancelled if, during the two year period, the shares are sold or if the aggregate value of the shares equals or exceeds $1.4 million for a specified period. The additional payment, if due, can be made in cash or shares or any combination thereof at the discretion of SofTech; provided, however, that in no event will the total shares issued to complete this transaction exceed 19.9% of shares outstanding before the transaction. If the additional payment is to be made in shares the average closing price for the last thirty (30) trading days of the two year period shall be used to derive the per share value.

     In addition, SofTech will issue 157,143 shares of stock to a group of AMT employees to satisfy certain amounts due to those individuals upon the sale of AMT by CIMLINC. CIMLINC had entered into these arrangements with the key AMT employees in order to ensure their cooperation and continued employment in the event of a sale. SofTech has guaranteed the recipients of 65,714 of those 157,143 shares that the value of the shares will be at least $3.50 in two years or an additional payment will be made in cash for the difference.

     SofTech will also issue 357,981 shares of stock for the benefit of certain AMT employees. These individuals received a stock award that vests 50% at the first anniversary and 50% at the second anniversary of the transaction. In exchange for the share award these individuals agreed to take a salary reduction of either 10% or 20% from their current compensation plans. All of such salary reductions can be recovered by those individuals in the event that the revenue generated from the AMT business exceeds certain forecasted targets. If any of the recipients terminate their employment prior to vesting, their non-vested shares are forfeited and allocated to the recipients on a pro rata basis. If the employment of any of these individuals is terminated by the Company for any reason,

                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     other than fraud or illegal activity, during the two year vesting period the individuals are allowed to continue to purchase the non-vested shares. At the one year anniversary any participant can elect to withdraw from the program but will only receive 40% of the stock awarded to them.

     The acquisition was accounted for as a purchase and resulted in the recording of capitalized software of $4.0 million, fixed assets of $.2 million and goodwill of approximately $1.0 million.

(F) As previously reported in the Proxy Statement for the fiscal 1997 Annual Meeting, management has been reviewing its relationship with Coopers & Lybrand LLP due to the relocation of its corporate headquarters from Massachusetts to Michigan and has been evaluating alternative independent accountants in the process. Effective January 12, 1998, SofTech management, its Board of Directors and Coopers & Lybrand LLP, mutually agreed that due to the aforementioned relocation of corporate headquarters that it no longer made economic sense to provide audit services from the Boston office of Coopers & Lybrand LLP. SofTech management has recommended to the Board of Directors the appointment of Ernst & Young LLP to provide such audit services for fiscal year 1998. For this purpose, "audit services" include: examination of annual fiscal statements; review and consultation in connection with filings of annual reports and registration statements with the SEC; consultation on accounting matters; preparation of reports to management covering recommendations on accounting, internal control and similar matters; meetings with the Audit Committee; and audits of employee benefit plans. Ernst & Young LLP has also been asked to audit the financial statements of the Company's most recent acquisition for inclusion in an amended Form 8-K to be filed on Januay 26, 1998. The appointment of Ernst & Young LLP was approved by the company's Board of Directors.

     For the fiscal year 1996 and 1997 audits, Coopers & Lybrand LLP issued an unqualified opinion but modified its opinion with a "going concern" paragraph. This paragraph emphasized that given the company's minimal operating income and deteriorating relationship with a major supplier there existed "substantial doubt as to the Company's ability to continue as a going concern."

                                                                       Form 10-Q
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Total revenue for the three and six months ended November 30, 1997 was approximately $4.7 million and $9.1 million, respectively, as compared to approximately $4.1 million and $7.9 million for the same periods in the prior fiscal year. The current year revenues represent an increase of about 14% and 16%, respectively, for the three and six months ended November 30, 1997 over the comparable periods in the prior fiscal year. Service revenue for Q2 of fiscal 1998 was approximately $3.0 million, or 64% of revenue, as compared to approximately $1.1 million, or 27% of revenue, for the comparable period in fiscal 1997. Service revenue for the six months ended November 30, 1997 was approximately $6.0 million, or 66% of revenue, as compared to approximately $2.1 million, or 26% of revenue, for the comparable period in fiscal 1997. The increase in service revenue is the result of the acquisitions of the services-only businesses in the third quarter of fiscal year 1997. Product revenue was approximately $1.7 million for the current quarter as compared to $3.0 million for the same period in fiscal 1997, a decrease of 44%. Year-to-date product revenue was approximately $3.1 million as compared to $5.8 million, a decrease of 46%. The decrease in product revenue is the result of the transition to the mid-range software offering during the second quarter of fiscal 1997 which has had a negative impact on both hardware and software revenue as discussed under the section labeled "Product Transition" in the Company's Form 10-K filing for fiscal 1997.

Product gross margin was 44.1% and 42.7% for the three and six month periods ended November 30, 1997, respectively, as compared to 32.9% and 31.8% for the same periods in fiscal 1997. The increase in product gross margin is due primarily to the increased margin on the mid-range software offering relative to the high-end software offering marketed by the Company through September 30, 1996 as discussed in detail under the section labeled "Product Transition" in the Company's Form 10-K filing for fiscal 1997. Gross margin generated from service revenue increased to 42.9% and 42.4% for the three and six month periods ended November 30, 1997, respectively, from 32.0% and 28.5%, respectively, for the comparable periods in fiscal 1997. The increase in service gross margin is due to the service businesses acquired in the third quarter of fiscal 1997 and increased productivity of the engineering group.

Selling, general and administrative expense for the second quarter of fiscal 1998 was $1,694,000, an increase of 66% from the second quarter fiscal 1997 expenditures of $1,022,000. Year-to-date Selling, general and administrative expense for the six months ended November 30, 1997 was $3,315,000 as compared to $1,940,000, an increase of about 71%. The increase is primarily attributable to the service businesses acquired in the third quarter of fiscal 1997 and the higher variable compensation from increased gross margin dollars.

Net income from continuing operations for the second quarter of fiscal 1998 was $322,000 or $.06 per share as compared to net income of $318,000 or $.07 per share for the same period in fiscal 1997. For the six months ended November 30, 1997, net income from continuing operations was $700,000 or $.13 per share as compared to $476,000 or $.12 per share for the same period in fiscal 1997. The first quarter of fiscal 1998 earnings included a pretax investment gain of $253,000. The improved performance in fiscal 1998 relative to fiscal 1997 was the result of increased gross margin on products and services and the increase in service revenue from the fiscal 1997 acquisitions.

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

                                                                       Form 10-Q
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - continued

The Company, as of the date of this filing, has not yet resolved its differences with Parametric Technology Corporation ("PTC"). The Reseller Agreement expired on September 30, 1997. Since that time activity between the Company and PTC has been limited. It is uncertain at this time if the differences between the Company and PTC can be resolved amicably. Given the Company's recent acquisition of AMT, its growing service business, and the opportunities available to the Company to represent the software products of PTC's competitors, management believes the loss of the PTC reseller authorization will not be material to its operations.

Capital Resources and Liquidity

The Company ended the second quarter with borrowings under its line of credit of $1,925,000. The acquisition of the assets of CIMLINC's Advanced Manufacturing Technology group in November 1997 as detailed in Note E hereunder was the primary use of the cash during the second quarter and the reason for the borrowings under the credit facility.

Net cash used by operations totaled about $993,000 for the six months ended November 30, 1997. The significant components of this cash utilization was as follows: net income adjusted for non-cash expenses generated approximately $1,382,000 and growth in accounts payable and accrued liabilities generated an additional $443,000 which was offset by accounts receivable growth of about $2.7 million. The accounts receivable growth is primarily due to the concentration of revenue during the last month of Q2 FY98 as compared to the last month of Q4 FY97, a few large slow-paying accounts and several deferred payment arrangements on software maintenance.

Investing activities utilized approximately $1.7 million for the six months ended November 30, 1997. The cash utilized to acquire AMT totaled approximately $1.9 million. Capital expenditures and loans to officers used approximately $628,000 during the first half of fiscal 1998. The loans to officers related to tax payments due by them from the share issuance approved by shareholders in April 1997. Approximately $810,000 was generated from the sale of securities. Borrowings under the line of credit facility and certain borrowings for capital equipment acquisitions generated approximately $2.1 million.

The Company believes that the additional borrowings under the line of credit together with the cash flow from operations will be sufficient for meeting its liquidity and capital resource needs for the next year.

The statements made above with respect to SofTech's outlook for fiscal 1998 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business and economic conditions, maintaining key reseller agreements with technology providers and the efficient and effective integration of the AMT business unit into the Company, acceptance of the new software offering by potential users, and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

                                                                       Form 10-Q
                                                                         Page 12

                           PART II. OTHER INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     16      Consent of Accountants

     27(i)   Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on November 25, 1997 describing the purchase of substantially all of the net assets of the Advanced Manufacturing Technology division of CIMLINC, Incorporated on November 10, 1997. Pro forma financial information and related audited financial statements, required to be filed pursuant to Item 7 or Form 8-K reflecting the acquisition, will be filed on Form 8 on January 25, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOFTECH, INC.


Date:   January 14, 1998                       /s/ Joseph P. Mullaney
        -----------------                      ----------------------
                                               Joseph P. Mullaney
                                               Vice President
                                               Chief Financial Officer


Date:   January 14, 1998                       /s/ Jan E. Yansak
        -----------------                      ----------------------
                                               Jan E. Yansak
                                               Controller