Form 10-Q
period 1998-02-28
SOFTECH INC
filed 1998-04-14
CIK 354260

Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

 For the Quarter Ended                                 Commission File Number
   February 28, 1998                                          0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
    Massachusetts                                            04-2453033

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

                               Yes __X__ No _____

The number of shares outstanding of registrant's common stock at February 28, 1998 was 6,130,542 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX




PART I.  Financial Information                                       Page Number
                                                                     -----------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets
             February 28, 1998 and May 31, 1997                           3

           Consolidated Condensed Statements of Income --
             Three and Nine Months Ended February 28, 1998 and
             February 28, 1997                                           4-5

           Consolidated Condensed Statements of Cash Flows --
             Nine Months Ended February 28, 1998 and
             February 28, 1997                                            6

           Notes to Consolidated Condensed Financial Statements         7-10


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11-12


PART II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                             13

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                  (dollars in thousands)
                                                                 February 28,     May 31,
                                                                    1998           1997
                                                                  --------       --------
ASSETS

Cash and cash equivalents                                         $    106       $    580

Available-for-sale securities                                           --            787

Accounts receivable, net                                             4,910          3,300

Unbilled costs and fees                                              2,207            491

Inventory                                                               97            378

Prepaid expenses and other assets                                      834            527

Net assets (liabilities) of discontinued operations (Note D)          (200)             6
                                                                  --------       --------

Total current assets                                                 7,954          6,069

Property and equipment, net (Note C)                                 1,856          1,478

Goodwill, net                                                        3,893          2,497

Other assets (Note F)                                                4,778            114
                                                                  --------       --------

TOTAL ASSETS                                                      $ 18,481       $ 10,158
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable, line of credit                                      $  2,464       $     --

Accounts payable                                                     3,378          1,664

Accrued expenses                                                     1,702          1,024

Deferred maintenance revenue                                         1,071            383

Current portion of capital lease obligations                           145             78
                                                                  --------       --------
Total current liabilities                                            8,760          3,149
                                                                  --------       --------
Capital lease obligations, net of current portion                      217            172
                                                                  --------       --------
Stockholders' equity (Note C)                                        9,504          6,837
                                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 18,481       $ 10,158
                                                                  ========       ========

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             (in thousands, except for per share data)
                                                                        Three Months Ended
                                                             -----------------------------------------

                                                                   February 28,    February 28,
                                                                      1998            1997
                                                                   ----------      ----------
Revenue

   Products                                                        $    2,760      $    1,891

   Services                                                             2,437           1,619
                                                                   ----------      ----------

Total revenue                                                           5,197           3,510

Cost of products sold                                                   1,059           1,202

Cost of services provided                                               1,309             998
                                                                   ----------      ----------

Gross margin                                                            2,829           1,310

Selling, general and administrative                                     2,445           1,070
                                                                   ----------      ----------

Income from continuing operations before income taxes                     384             240

Provision for federal and state income taxes                               11              25
                                                                   ----------      ----------

Net income                                                         $      373      $      215
                                                                   ==========      ==========

Basic net income per common share (Note H)                         $     0.06      $     0.05
                                                                   ==========      ==========
Weighted average common shares outstanding                          5,935,486       4,432,543

Dilutive net income per common share (Note H)                      $     0.06      $     0.05
                                                                   ==========      ==========
Weighted average diluted common share equivalents outstanding       6,403,344       4,447,725

See accompanying notes to consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    (in thousands, except for per share data)
                                                                                Nine Months Ended
                                                                    -----------------------------------------
                                                                          February 28,     February 28,
                                                                              1998             1997
                                                                          -----------      -----------
Revenue

   Products                                                               $     5,874      $     7,696

   Services                                                                     8,417            3,677
                                                                          -----------      -----------

Total revenue                                                                  14,291           11,373

Cost of products sold                                                           2,844            5,163

Cost of services provided                                                       4,757            2,469
                                                                          -----------      -----------

Gross margin                                                                    6,690            3,741

Selling, general and administrative                                             5,759            3,010
                                                                          -----------      -----------

Income from continuing operations                                                 931              731

Gain on available-for-sale securities                                             253               --
                                                                          -----------      -----------

Income from continuing operations before income taxes                           1,184              731

Provision for federal and state income taxes                                      111               40
                                                                          -----------      -----------

Income from continuing operations                                               1,073              691

Discontinued operations (Notes B and D)
     Loss from operations                                                          --             (750)
                                                                          -----------      -----------

Net income (loss)                                                         $     1,073      $       (59)
                                                                          ===========      ===========

Basic income from continuing operations per common share (Note H)         $      0.19      $      0.16
                                                                          ===========      ===========
Basic net income (loss) per common share                                  $      0.19      $     (0.01)
                                                                          ===========      ===========
Weighted average common shares outstanding                                  5,515,055        4,206,128

Dilutive income from continuing operations per common share (Note H)      $      0.18      $      0.16
                                                                          ===========      ===========

Dilutive net income (loss) per common share                               $      0.18      $     (0.01)
                                                                          ===========      ===========
Weighted average diluted common share equivalents outstanding               5,806,630        4,206,128

See accompanying notes to consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               (dollars in thousands)
                                                                                 Nine Months Ended
                                                                            --------------------------
                                                                            February 28,  February 28,
                                                                               1998           1997
                                                                            ------------  ------------
Cash flows from operating activities:
   Net  income (loss)                                                         $ 1,073       $   (59)
                                                                              -------       -------
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Depreciation and amortization                                                1,066           572
   Gain on sale of available-for-sale securities                                 (253)           --
Change in current assets and liabilities:
   Accounts receivable                                                         (1,610)         (300)
   Unbilled costs and fees                                                     (2,066)         (493)
   Inventory                                                                      389           104
   Prepaid expenses and other assets                                               (1)           (6)
   Accounts payable                                                             1,714           261
   Accrued expenses                                                            (1,178)          369
   Deferred maintenance revenue                                                  (275)         (262)
   Net assets of discontinued operations                                          206         2,617
                                                                              -------       -------
   Total adjustments                                                           (2,008)        2,862
                                                                              -------       -------
   Net cash provided (used) by operating activities                              (935)        2,803
                                                                              -------       -------
Cash flows from investing activities:
   Capital expenditures                                                          (652)         (313)
   Acquisition of businesses, net of cash acquired                                 --          (270)
   Purchase of net assets of AMT, including acquisition costs                  (1,915)           --
   Proceeds from sale of available-for-sale securities                            810            --
   Loans to officers                                                             (368)           --
                                                                              -------       -------
   Net cash used by investing activities                                       (2,125)         (583)
                                                                              -------       -------
Cash flows from financing activities:
   Net borrowings under bank line of credit                                     2,464         1,224
   Proceeds from exercise of stock options                                         10           114
   Payment of dividends                                                            --        (6,256)
   Net proceeds from capital lease financing                                      112            --
                                                                              -------       -------
   Net cash provided (used) by financing activities                             2,586        (4,918)
                                                                              -------       -------
Net decrease in cash and cash equivalents                                        (474)       (2,698)

Cash and cash equivalents, beginning of period                                    580         3,017
                                                                              -------       -------
Cash and cash equivalents, end of period                                      $   106       $   319
                                                                              =======       =======
   Supplemental Disclosure of Cash Flow Information:
     Non-Cash Investing Activities:
       Fair value of shares issued in connection with acquisition
       AMT and CGC                                                            $ 1,897       $    --
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

(C)  Details of certain balance sheet captions are as follows:

                                              February 28,     May 31,
                                                 1998           1997
                                              ------------     -------
     Property and equipment                     $  3,742       $ 2,342
     Accumulated depreciation
       and amortization                           (1,886)         (864)
                                                --------       -------
     Property and equipment, net                $  1,856       $ 1,478
                                                --------       -------

     Common stock, $.10 par value               $    657       $   568
     Capital in excess of par value                9,308         7,488
     Unrealized gain                                  --           315
     Retained earnings (deficit)                   1,021           (52)
     Less treasury stock                          (1,482)       (1,482)
                                                --------       -------
     Stockholders' equity                       $  9,504       $ 6,837
                                                ========       =======

(D) In September 1996, the Company sold its Network Systems Group to Data Systems Network Corporation ("DSN"). The description of the transaction was described in the Company's Form 10-K filing dated August 29, 1997. Revenue from discontinued operations for the three and nine months ended February 28, 1998 and 1997 was $0 and $7,490,000, respectively.

     At February 28, 1998 and May 31, 1997, the net assets (liabilities) of discontinued operations, which are included in the Consolidated Condensed Balance Sheets, are as follows:

                                              February 28,     May 31,
                                                 1998           1997
                                              ------------     -------

     Accounts receivable, net                   $    110       $   355
     Deferred income taxes receivable                 --           334
                                                --------       -------
         Total assets                                110           689
                                                --------       -------
     Accounts payable                                 --           129
     Accrued expenses                                310           554
                                                --------       -------
         Total liabilities                           310           683
                                                --------       -------
     Net assets (liabilities) of
       discontinued operations                  $   (200)      $     6
                                                --------       -------

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

(F) The Company capitalizes certain costs incurred to internally develop software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred.

     Capitalized software costs of approximately $4,000,000 at February 28, 1998 are included in other long-term assets in the accompanying balance sheets. Such costs are amortized using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues. During fiscal 1998, the Company capitalized $4,000,000 of software development costs in the acquisition of AMT in November 1997 and amortized approximately $54,000 of such costs to cost of products sold since that acquisition.

(G) As previously reported in the Proxy Statement for the fiscal 1997 Annual Meeting, management has been reviewing its relationship with Coopers & Lybrand LLP due to the relocation of its corporate headquarters from Massachusetts to Michigan and has been evaluating alternative independent accountants in the process. Effective January 12, 1998, SofTech management, its Board of Directors and Coopers & Lybrand LLP, mutually agreed that due to the aforementioned relocation of corporate headquarters that it no longer made economic sense to provide audit services from the Boston office of Coopers & Lybrand LLP. SofTech management has recommended to the Board of Directors the appointment of Ernst & Young LLP to provide such audit services for fiscal year 1998. For this purpose, "audit services" include: examination of annual fiscal statements; review and consultation in connection with filings of annual reports and registration statements with the SEC; consultation on accounting matters; preparation of reports to management covering recommendations on accounting, internal control and similar matters; meetings with the Audit Committee; and audits of employee benefit plans. Ernst & Young LLP has also been asked to audit the financial statements of the Company's most recent acquisition for inclusion in an amended Form 8-K to be filed on January 26, 1998. The appointment of Ernst & Young LLP was approved by the company's Board of Directors.

     For the fiscal year 1996 and 1997 audits, Coopers & Lybrand LLP issued an unqualified opinion but modified its opinion with a "going concern" paragraph. This paragraph emphasized that given the company's minimal operating income and deteriorating relationship with a major supplier there existed "substantial doubt as to the Company's ability to continue as a going concern."

(H) In the quarter ended February 28, 1998, the Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) - Earnings per Share and all historical net income (loss) per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. Basic earnings per common share and dilutive earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, respectively. Dilutive common equivalent shares are calculated using the treasury stock method and consist of stock option grants. Options to purchase shares of the Company's common stock of 467,858 were included in the computation of diluted earnings per share for the three and nine months ended February 28, 1998. Options to purchase shares of the Company's common stock of 15,182 were included in the computation of diluted earnings per share for the three months ended February 28, 1997. These options were not included in the

                                                                       Form 10-Q
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     computation of diluted earnings per share for the nine months ended February 28, 1997 because they were antidilutive.

(I) On March 27, 1998, Parametric Technology Corporation ("PTC") filed a complaint in the Massachusetts Superior Court claiming the Company owed certain amounts for purchases of software technology and maintenance under its now terminated reseller arrangements. On April 6, 1998, the Company filed a counterclaim denying PTC's claim and alleging that PTC owed SofTech moneys in excess of its claim. Such amounts due SofTech were the result of services performed by SofTech under a subcontract arrangement with PTC, amounts due from PTC for sales to SofTech's former Pro/E customers during the period October 1, 1996 to December 31, 1996, and breach of contract under an arrangement that extended SofTech's right to market software maintenance through September 1998. On April 7, 1998, a preliminary hearing was conducted. No ruling has been made as of the date of this filing. It is unclear, at this time, how this matter will be resolved.

                                                                       Form 10-Q
                                                                         Page 11


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Total revenue for the three and nine months ended February 28, 1998 was approximately $5.2 million and $14.3 million, respectively, as compared to approximately $3.5 million and $11.4 million for the same periods in the prior fiscal year. The current year revenues represent an increase of about 48% and 26%, respectively, for the three and nine months ended February 28, 1998 over the comparable periods in the prior fiscal year. Service revenue for Q3 of fiscal 1998 was approximately $2.4 million, as compared to approximately $1.6 million for the third quarter of fiscal 1997, an increase of 50%. Service revenue for the nine months ended February 28, 1998 was approximately $8.4 million as compared to approximately $3.7 million for the comparable period in fiscal 1997, an increase of about 129%. The increase in service revenue is the result of the acquisitions of the services-only businesses in the third quarter of fiscal year 1997 and the maintenance revenue generated by the technology group acquired in November 1997. Product revenue was approximately $2.8 million for the current quarter as compared to $1.9 million for the same period in fiscal 1997, an increase of 46%. Year-to-date product revenue was approximately $5.9 million as compared to $7.7 million, a decrease of 24%. The decrease in product revenue is the result of the transition to the mid-range software offering during the second quarter of fiscal 1997 which has had a negative impact on both hardware and software revenue as discussed under the section labeled "Product Transition" in the Company's Form 10-K filing for fiscal 1997. This decrease has been partially offset by revenues generated by the technology group acquired in November 1997.

Product gross margin was 61.6% and 51.6% for the three and nine month periods ended February 28, 1998, respectively, as compared to 36.4% and 32.9% for the same periods in fiscal 1997. The increase in product gross margin in Q3 '98 as compared to Q3 '97 is due to the acquisition of AMT in November 1997 and the resulting sales of AMT software in the current quarter. The increase in year-to-date product gross margin is due to the Q3 '98 sales of SofTech's software and the increased margin on the mid-range software offering relative to the high-end software offering marketed by the Company through September 30, 1996 as discussed in detail under the section labeled "Product Transition" in the Company's Form 10-K filing for fiscal 1997. Gross margin generated from service revenue increased to 46.3% and 43.5% for the three and nine month periods ended February 28, 1998, respectively, from 38.4% and 32.9%, respectively, for the comparable periods in fiscal 1997. The increase in service gross margin is due to the service businesses acquired in the third quarter of fiscal 1997, increased productivity of the engineering group and the contribution of maintenance revenue from the technology group acquisition.

Selling, general and administrative expense for the third quarter of fiscal 1998 was $2,445,000, an increase of 129% from the third quarter fiscal 1997 expenditures of $1,070,000. Selling, general and administrative expense for the nine months ended February 28, 1998 was $5,759,000 as compared to $3,010,000, an increase of about 91%. The increase is primarily attributable to the technology group acquired in November 1997, the service businesses acquired in the third quarter of fiscal 1997 and the higher variable compensation from increased gross margin dollars.

Net income from continuing operations for the second quarter of fiscal 1998 was $373,000 or $.06 per share as compared to net income of $215,000 or $.05 per share for the same period in fiscal 1997. For the nine months ended February 28, 1998, net income from continuing operations was $1,073,000 or $.19 per share as compared to $691,000 or $.16 per share for the same period in fiscal 1997. The first quarter of fiscal 1998 earnings included a pretax investment gain of $253,000. The improved performance in fiscal 1998 relative to fiscal 1997 was the result of increased gross margin on products and services and the increase in service revenue from the fiscal 1998 and 1997 acquisitions.

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

                                                                       Form 10-Q
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - continued

The Company's reseller agreement with Parametric Technology Corporation (NASDAQ:PMTC) expired on September 30, 1997 and was not renewed. On March 19, 1998, the Company announced that it had signed an agreement with Structural Dynamics Research Corporation (NASDAQ:SDRC) to represent its products throughout all of its markets in the United States. During the third quarter of fiscal 1998 the revenue generated from the sale of third party software was negligible.

Capital Resources and Liquidity

The Company ended the third quarter with borrowings under its line of credit of $2,464,000. The acquisition of the assets of CIMLINC's Advanced Manufacturing Technology group in November 1997 as detailed in Note E herein and the funding of expanded operations has been the primary use of the cash during the second and third quarters of fiscal 1998 and the reason for the borrowings under the credit facility.

Net cash used by operations totaled about $935,000 for the nine months ended February 28, 1998. Net income adjusted for non-cash expenses generated approximately $1,886,000, the reduction of inventory generated $389,000 and growth in accrued liabilities generated an additional $261,000 which was offset by accounts receivable growth of about $3.7 million. The accounts receivable growth is primarily due to the concentration of revenue during the last month of Q3 FY98 as compared to the last month of Q4 FY97, a few large slow-paying accounts and several deferred payment arrangements on software maintenance.

Investing activities utilized approximately $2.1 million for the nine months ended February 28, 1998. The cash utilized to acquire AMT totaled approximately $1.9 million. Capital expenditures and loans to officers used approximately $1,020,000 during the first nine months of fiscal 1998. The loans to officers related to tax payments due by them from the share issuance approved by shareholders in April 1997. Approximately $810,000 was generated from the sale of securities. Borrowings under the line of credit facility and certain borrowings for capital equipment acquisitions generated approximately $2.5 million.

The Company believes that the additional borrowings under the line of credit together with the cash flow from operations will be sufficient for meeting its liquidity and capital resource needs for the next year.

The statements made above with respect to SofTech's outlook for fiscal 1998 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include general business and economic conditions, maintaining agreements with technology partners and the efficient and effective integration of the AMT business unit into the Company, and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K/A with the Securities and Exchange Commission on January 26, 1998 and an amended 8-K/A on January 28, 1998 with the pro forma financial information and the related audited financial statements, required to be filed pursuant to Item 7 of Form 8-K, reflecting the purchase of substantially all of the net assets of the Advanced Manufacturing Technology division of CIMLINC, Incorporated on November 10, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOFTECH, INC.


Date:  April 14, 1998                   /s/  Joseph P. Mullaney
                                        ---------------------------------------
                                             Joseph P. Mullaney
                                             Vice President
                                             Chief Financial Officer


Date:  April 14, 1998                   /s/  Jan E. Yansak
                                        ---------------------------------------
                                             Jan E. Yansak
                                             Controller