Form 10-K
period 1998-05-31
SOFTECH INC
filed 1998-08-31
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1998

                         Commission file number 0-10665

                                  SofTech, Inc.
             (Exact name of registrant as specified in its charter)

          Massachusetts                                      04-2453033
 (State or other jurisdiction of                            (IRS Employer
 Incorporation or organization)                        Identification Number)

           4695 44th Street S.E., Suite B-130, Grand Rapids, MI 49512
           (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (616) 957-2330

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $27,706,000 as of August 18, 1998. On August 18, 1998 the registrant had outstanding 6,822,842 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive proxy statement to be filed in connection with the registrant's 1998 annual meeting are incorporated by reference into Part III of this report, to the extent set forth in said Part III.

PART I

ITEM 1 - BUSINESS

THE COMPANY

     SofTech, Inc. was formed in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a secondary offering in December 1982.

     From inception until the disposition of the Government Systems Division in December 1993, the Company's primary business was that of custom software development for the U.S. Government, primarily the Department of Defense.

     Today, SofTech is a leading provider of Design through Manufacturing Technologies and Services. It offers its own proprietary software technology to the 2D CAD and CAM markets, partners with 3D and Product Data Management ("PDM") technology companies, and provides hardware and a full array of service offerings in order to bring complete solutions to its customers' mechanical engineering problems. The Company believes that this "one-stop-shopping" concept is important to many of its customers. The following is a brief synopsis of the Company's evolution over the last two fiscal years.

     In June 1996, the Company developed a strategy to focus all of its resources on the CAD/CAM and PDM marketplace. An important part of implementing that strategy was to dispose of all unrelated businesses. This process was completed with the sale of the Company's Network Systems Group ("NSG") in September 1996 and the distribution of the net proceeds from that sale in the form of dividends (return of capital) to shareholders in December 1996 and June 1997 totaling approximately $2.56 per share.

     As of June 1996 the Company's CAD/CAM and PDM business was that of marketing and supporting the sale of Parametric Technology Corporation's (NASDAQ:PMTC) Pro/ENGINEER(TM) family of software offerings. The Company had been one of the largest distributors of PMTC's products since the introduction of Pro/ENGINEER(TM) in 1988. The Company had been notified (as had all of PMTC's distributors) that as of September 30, 1996, it would no longer be allowed to market the Pro/ENGINEER(TM) software. All PMTC distributors would instead be focused on marketing a newly introduced mid-range software offering named PT/Modeler(TM). The capability and the pricing of this product is described in detail in the Company's 1997 Form 10-K in "ITEM 1 - BUSINESS" under the caption "PRODUCT TRANSITION". The Company signed a distribution agreement for PT/Modeler(TM) in July 1996 and marketed that product through September 30, 1997, at which time the distribution agreement terminated and was not renewed.

     The change from selling the Pro/ENGINEER(TM) software family of products caused a significant detrimental impact on the business model of the Company. Instead of marketing a $20,000 per unit Pro/ENGINEER(TM) software package that was sold primarily on a $20,000 UNIX workstation and brought with it a $10,000 services contract, the Company was marketing a $4,000 software package that operated only on an Intel based personal computer.

     It became clear that the Company needed to establish itself as an entity that was not dependent on a third party for its viability. In December 1996 and in February 1997 the Company completed two acquisitions of CAD/CAM services-only businesses as the initial step towards that independence. The Company also opened 5 new offices in 5 new states to broaden its geographic reach in the U.S. market. By the end of fiscal 1997 the Company had 11 offices in 10 states in the U.S.

     In November 1997 the Company acquired the Advanced Manufacturing Technology division ("AMT") of CIMLINC Incorporated. This division possessed 2D CAD technology, an installed base and a newly introduced CAM technology product called PROSPECTOR(TM). This technology acquisition was followed by the acquisition of Adra Systems in May 1998. ADRA also has a 2D CAD technology, an installed base of approximately 20,000 seats eand a recurring service business. In January 1998 the Company also signed a distribution agreement with Structural Dynamics Research Corporation (NASDAQ:SDRC) to market its 3D CAD products throughout North America. Lastly, during fiscal 1998 the Company acquired another CAD/CAM services-only business and an SDRC distributor. By the end of fiscal 1998 the Company had 25 offices in 16 states in the U.S., 4 offices in Western Europe and indirect distribution for its technology in Asia.

PRODUCT AND SERVICES

     As noted above, the Company has evolved over the last two years through acquisitions and internal expansion from a distributor of PMTC's products into an independent technology and services entity. This transition has made it difficult to draw comparisons from period to period. The following table is meant to help clarify this issue by detailing the components of product revenue by fiscal year. Product revenue was composed of the following (000's):

                                                 1998         1997         1996
                                               -------      -------      -------

SofTech software (AMT & ADRA)                  $ 3,023      $    --      $    --
Hardware                                         4,286        6,212        6,717
PMTC software                                      612        2,442        2,895
Other 3rd party software                           618          675          668
Other                                              113           --           14
                                               -------      -------      -------
Total product revenue                          $ 8,652      $ 9,329      $10,294
                                               =======      =======      =======

     The evolution of the business described above is clearly visible in the preceding table. In fiscal 1996 the Company's product revenue included derived primarily from the sale of PMTC software (Pro/ENGINEER(TM)) and hardware. The hardware sold was high-end workstations and was driven by the sale of the Pro/ENGINEER(TM) software. Sales of Pro/ENGINEER(TM) software and related high-end workstations carried into fiscal year 1997 (the distribution agreement for Pro/ENGINEER(TM) ended September 30, 1996). The shift in October 1996 to the mid-range software offering of PMTC selling on an Intel based machine resulted in a reduction in revenue derived from both software and hardware and is the reason for the 9% decrease overall in product revenue in 1997 as compared to 1996. In fiscal 1998 (September 1997) the PT/Modeler(TM) distribution agreement with PMTC terminated and the revenue from that product ceased. The full impact of the shift to PT/Modeler(TM) and Intel based machines can be seen in the 31% decline in hardware revenue in fiscal 1998 as compared to 1997. The acquisitions of AMT and ADRA by the Company during fiscal 1998 replaced lost revenue from PMTC software and hardware. For fiscal 1999 it is expected that the revenue derived from the sale of SofTech technology will be the primary product revenue source. The strategic relationships with 3D and PDM technology companies should more than replace the PMTC revenue generated in fiscal 1998.

The components of services revenue has also changed dramatically as a result of the changes detailed above. Service revenue was composed of the following (000's):

                                                       1998      1997      1996
                                                     -------   -------   -------
Consulting, discreet services and training           $ 6,231   $ 2,228   $   726
Maintenance of AMT and ADRA software                   2,142        --        --
Hardware and 3rd party software maintenance            2,928     3,139     2,638
Other                                                     26         8        --
                                                     -------   -------   -------
Total service revenue                                $11,327   $ 5,375   $ 3,364
                                                     =======   =======   =======

     The changes in the make-up of the business are also quite evident when the components of service revenue are detailed as in the above table over the last three years. In fiscal 1996, the service revenue was composed primarily of hardware and 3rd party software maintenance (primarily PMTC software maintenance). The discreet services revenue generated in fiscal 1996 were, for the most part, related to the sale of the Pro/ENGINEER(TM) software. With the acquisition of two services-only businesses in fiscal 1997, the consulting, discreet services and training revenue more than tripled from fiscal 1996 and is responsible for the 60% overall growth in service revenue. This consulting, discreet services and training revenue nearly triples again from fiscal 1997 to 1998 as the 1997 acquisitions contributed for the full 1998 fiscal year and is the primary reason for the service revenue growth of 111% from fiscal 1997 to 1998. The maintenance revenue generated from hardware and 3rd party software agreements declined slightly from fiscal 1997 to 1998 but is expected to decline by about 50% from fiscal 1998 to 1999 due to the termination of the PMTC distribution agreement.

COMPETITION

     The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2D software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk and MicroCADAM. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as PMTC, Dassault, Unigraphics and SolidWorks that all possess some level of 2D drafting capability. These companies all have resources far in excess of those of the Company.

     The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. While the large CAD companies such as PMTC, Dassault, SDRC and AutoDesk have modules that compete in this market, none focus exclusively and therefore the competition is more limited than in the 2D software technology market.

     The service offerings of the Company which include consulting, training, discreet engineering services and contract placement compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

     As of May 31, 1998, the Company employed 214 persons. This headcount distributed over functional lines is as follows: Sales = 47; Product Development = 32, Engineers = 102; General & Administrative = 33.

     The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

     Backlog as of May 31, 1998 and 1997 was approximately $243,000 and $944,000, respectively. Deferred maintenance revenue, which represents primarily software maintenance contracts at May 31, 1998 and hardware maintenance agreements at May 31, 1997 to be performed during the following year, totaled approximately $3,522,000 and $358,000 at May 31, 1998 and 1997, respectively. Given the short time period between receipt of order and delivery, on average 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

     With the acquisitions of the software technologies of AMT and ADRA, the Company now has approximately 32 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 1998 the Company incurred R&D expense of approximately $350,000 related to the continued development of the technology. The Company's ability to continue to maintain the ADRA software so it is compatible with the popular 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success. The Company expects to incur R&D expenditures of approximately $3 million in fiscal 1999.

CUSTOMERS

     No single customer accounted for more than 10% of the Company's revenue in fiscal 1998, 1997 or 1996. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

     The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

Name                       Age   Position
--------------------------------------------------------------------------------
Mark R. Sweetland          49    President and Chief Executive Officer, Director
Timothy J. Weatherford     33    Executive Vice President, Sales, Director
Joseph P. Mullaney         41    Vice President, Treasurer and Chief Financial
                                   Officer
Andrew C. Bristol          38    Vice President, Sales
Jeanne Naysmith            50    Vice President, Product Development

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

     Andrew C. Bristol was appointed Vice President of Sales of the Company upon his hire in April 1997. Prior to his employment with SofTech he was employed for seven years with Parametric Technology Corporation ("PMTC") in various sales and sales management positions within the Great Lakes Region.

     Jeanne Naysmith was appointed Vice President of Product Development of the Company upon his hire in November 1997. Prior to employment with SofTech he was employed for eighteen years with CIMLINC Incorporated in various sales and management positions, most recently as Vice President with responsibility for the AMT division.

ITEM 2 - PROPERTIES

     The Company leases office space in Grand Rapids and Troy, Michigan; Indianapolis, Indiana; Louisville, Kentucky; Charlotte, North Carolina; Milwaukee, Wisconsin; Cincinnati and Cleveland, Ohio; Yardley, Pennsylvania; Knoxville, Tennessee; Austin, Dallas and Houston, Texas; Maitland, Florida; Windsor, Ontario; Lenexa, Kansas; Mobile, Alabama; Mesa, Arizona; Calverton, Maryland; Nottingham, England, and Ismaning, Germany. The total space leased for these locations is approximately 57,000 square feet. The fiscal 1998 rent was approximately $550,000. In July 1998, the Company signed a five-year lease with an annual cost of approximately $330,000 for 19,500 square feet in Tewksbury, Massachusetts relating to the ADRA acquisition. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

     As part of an NSG acquisition in fiscal 1995, the Company purchased a 10,000 square foot, two-story office building in Raleigh, North Carolina. This property, while currently being marketed for sale, is being occupied by the Company's Southeast Services Group.

ITEM 3 - LEGAL PROCEEDINGS

     On March 26, 1998, plaintiff Parametric Technology Corporation ("PMTC") filed an action in the Superior Court, Middlesex County, alleging that the Company owes PMTC $905,942 in unpaid maintenance services and other disputed items. Upon filing the complaint, PMTC sought to attach, through a trustee process, that amount of the Company's funds. After a hearing on April 7, 1998, PMTC's motion for trustee process was denied. The Company filed a counterclaim against PMTC asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, and intentional interference with contractual and advantageous relations. The counterclaims allege damages in excess of those claimed by PMTC.

     On May 1, 1998, PMTC filed a second action in the United States District Court for the District of Massachusetts (PMTC v. SofTech, Inc., Civil Action No. 98CV10764-REK) seeking unspecified damages in connection with the Company's alleged infringement of PMTC's copyrights. More recently PMTC has sent a letter to the Company alleging possible claims under the Lanham Act. The Company intends to vigorously defend against these actions, and believes that it has meritorious defenses to these claims.

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

     At May 31, 1998, there were approximately 311 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents, that totaled approximately 4.7 million shares, or 74% of outstanding shares. The table below sets forth quarterly high and low bid prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                    1998                          1997
                           ----------------------         --------------------
                             High           Low             High         Low
                           ---------------------------------------------------
First Quarter                3 5/8         1 1/2           3 1/2        2 1/2
Second Quarter               2 1/2         1 7/16          3            2 1/2
Third Quarter                3 3/8         2 1/4           4 1/16       2 1/16
Fourth Quarter               7 7/8         3 1/8           3 1/2        2 1/4

     The Company distributed the net proceeds from the sale of its Network Systems Group in the form of two distributions. On December 30, 1996, the Company made the first installment in cash at a rate of $1.50 per share to its shareholders of record on

December 26, 1996. The second installment was in the form of a distribution of DSN shares at a rate of approximately 0.1031 for each share of SofTech owned on the record date of May 23, 1997. All fractional shares were paid in cash at the assumed market price of $10.00 per share. The distribution date of this second installment was June 6, 1997. It is anticipated that these distributions will qualify for treatment as a distribution in partial liquidation pursuant to
Section 302(b)(4) of the Internal Revenue Code of 1986, as amended. See note H to the Consolidated Financial Statements of the Company included herein. The Company has not paid any other cash dividends in the past and it does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

     The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                               Fiscal Year

(in thousands, except per share data)       1998        1997       1996        1995        1994
-------------------------------------------------------------------------------------------------
Revenue from continuing operations        $ 19,979    $ 14,704   $ 13,658    $ 10,403    $  6,662

Income (loss) from continuing operations     1,334       2,282       (456)        (18)        966

Diluted earnings per share:

  Income (loss) from continuing
  operations                                   .22         .50       (.11)        .00         .25

  Net income (loss)                            .22         .09      (1.44)       (.60)        .70

Basic earnings per share:

  Income (loss) from continuing
  operations                                   .23         .52       (.11)       (.00)        .26

  Net income (loss)                            .23         .10      (1.44)       (.60)        .73

Weighted average number of shares
outstanding - diluted                        6,114       4,530      4,076       3,848       3,810

Weighted average number of shares
outstanding - basic                          5,711       4,410      4,076       3,848       3,650

Working capital (deficit)                   (7,519)      2,920     12,191      17,929      20,441

Total assets                                36,060      10,152     17,037      23,505      22,063

Total liabilities                           24,878       3,315      2,080       2,811       1,221

Stockholders' equity                        11,182       6,837     14,957      20,694      20,842


     Note: The results for fiscal year 1998 include the effect of the acquisitions of the AMT division of CIMLINC Incorporated and the ADRA business of MatrixOne, Inc. in November and May of fiscal 1998, respectively. The results for fiscal years 1998 and 1997 include an investment gain on the disposal of DSN shares of approximately $253,000 and $2.1 million, respectively. The results for fiscal years 1998 and 1997 include the effect of the acquisitions of Computer Graphics Corporation and Ram Design and Graphics Corp. in December and February of fiscal 1997, respectively. See Note I to the Consolidated Financial Statements included herein for certain pro forma information related to these acquisitions.

     The financial information for fiscal 1996 and prior fiscal years have been restated to reflect the operating results of the Network Systems Group as a discontinued operation. Certain amounts for prior years have been reclassified to conform to the 1998 presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCOME STATEMENT ANALYSIS

     The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 1998. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 1998 is presented.

                                                                                 Percentage change
                                       Items as a percentage of revenue            year to year
                                        1998         1997         1996      1997 to 1998  1996 to 1997
                                      ----------------------------------------------------------------
Revenue
  Products                              43.3%        63.4%        75.4%         (7.3)%        (9.4)%
  Services                              56.7         36.6         24.6         110.7          59.8
                                       -----        -----        -----
Total revenue                          100.0        100.0        100.0          35.9           7.7

Cost of sales
  Products                              18.6         41.7         53.5         (39.6)        (16.0)
  Services                              32.6         25.5         18.5          73.9          48.3
                                       -----        -----        -----
Total cost of sales                     51.2         67.2         72.0           3.5            .5

Gross margin
  Products                              57.1         34.3         29.1          54.6          17.9
  Services                              43.0         30.3         24.9         201.9          21.7
Total gross margin                      49.1         32.8         28.0         104.1          17.1

R&D and S.G.& A                         41.8         31.8         31.2          79.4           9.5

Gain on investments                      1.3         14.5         --           (88.1)          N/A
Interest expense                         1.3         --           --           100.0           N/A
                                       -----        -----        -----
Income (loss) from continuing
operations before income taxes           7.3         15.5         (3.2)        (35.9)        622.7
Income tax provision                      .6         --             .1           N/A        (115.0)
                                       -----        -----        -----
Income (loss) from continuing
operations                               6.7         15.5         (3.3)        (41.5)        600.4
                                       =====        =====        =====

DESCRIPTION OF THE BUSINESS

     SofTech was formed in 1969 and its stock has been publicly listed on the NASDAQ Exchange since 1981 under the symbol "SOFT". For much of its past until the disposition of the Government Systems Division ("GSD") in December 1993, the Company's primary business was that of customized software development for the Department of Defense. In June 1996 the Company devised a strategy to focus all of its resources on the CAD/CAM and PDM marketplace and either discontinued or disposed of all of its operations that were not related to that market. In December 1996 and in June 1997 the Company returned approximately $2.56 per share of capital to its shareholders in the form of distributions that resulted from the sale of the non-core business units.

     In June 1996 the Company had 6 offices in 5 states marketing the Pro/ENGINEER(TM) software as its primary offering. As more fully detailed in the Company's 1997 Form 10-K filing in "Item 1 - BUSINESS" under the caption "PRODUCT TRANSITION", effective September 30, 1996 the Company was no longer allowed to resell Pro/ENGINEER(TM) but instead was licensed by PMTC to market a mid-range offering known as PT/Modeler(TM). The Company marketed this product through September 30, 1997 when the distribution agreement was terminated and was not renewed.

     As part of the decision to focus all of its resources on the CAD/CAM and PDM marketplace in June 1996, the Company developed a growth strategy to be pursued through internal growth and/or acquisitions aimed at reducing its dependence on technology providers such as PMTC. In fiscal 1997 the Company acquired two CAD/CAM services-only businesses. In fiscal 1998 the Company acquired two CAD/CAM technology companies, a CAD/CAM and PDM services business and a Structural Dynamics Research Corporation ("SDRC") reseller. As a result, the Company now has 25 offices in 16 states and 4 offices in Western Europe along with indirect distribution relationships in Asia. Most importantly, the Company now possesses technology of its own, more than 100 degreed mechanical engineers and a stable, recurring service business that can reduce the impact of fluctuations in the software order flow from quarter to quarter due to forces outside the Company's control.

RESULTS OF OPERATIONS

     Total revenue increased from $14.7 million in fiscal 1997 to approximately $20.0 million in fiscal 1998, an increase of 36%. The increase was primarily the result of the acquisitions of the two services businesses in the last half of fiscal 1997 that were included in fiscal 1998 results for the full year and the two technology companies acquired in fiscal 1998. The technologies the Company now owns through these acquisitions have essentially become the primary technology offerings although reseller agreements with third party technology companies is expected to be of continued importance. The dependence on the PMTC distribution agreement has been eliminated with these acquisitions. Total revenue increased from $13.7 million in fiscal 1996 to $14.7 million in fiscal 1997, an increase of 8%. This increase in revenue was primarily the result of the acquisitions of the services-only businesses during fiscal 1997 offset by a decrease in revenue from hardware and software sales resulting from the transition to the mid-range software offering as discussed in the 1997 Form 10-K filing in "Item 1 - BUSINESS" under the caption "PRODUCT TRANSITION".

     Product revenue, which includes revenue from the sale of hardware and software, decreased approximately 7% in fiscal 1998 from fiscal 1997. This decrease is the result of the termination of the PMTC distribution agreement in September 1997, the cessation of the Company's marketing of PMTC's PT/Modeler(TM) product and the shift to the sale of the Company's own technology acquired in the fiscal 1998 acquisitions of the Advanced Manufacturing Technology division of CIMLINC ("AMT") and the Adra Systems business of Matrix One, Incorporated ("ADRA"). The market for the PT/Modeler(TM) software is a mainstream 3-D market and the sale price for this software was approximately $4,000. The CAM technology acquired by the Company in the AMT acquisition has a much higher sale price, approximately $16,000 per unit, and is marketed primarily to the Plastic Injection Molding and the Tool and Die Industries. This specialized product offered to a niche market, sold on the basis of improved throughput, allows for a higher sales price per unit than the 3D design software previously marketed by the Company. Product revenue decreased approximately 9% in fiscal 1997 from fiscal 1996, also. This decrease resulted primarily from the Company's transition on October 1, 1996 from being a reseller of Pro/ENGINEER(TM) software sold primarily on UNIX hardware to the PT/Modeler(TM) family of software operating exclusively on Intel based machines.

     Service revenue increased approximately 111% from fiscal 1997 to fiscal 1998. This increase of approximately $6.0 million is the result of the two services-only businesses acquired in the second half of fiscal 1997 contributing for the entire year in fiscal 1998, the expansion of the Company's Consulting Services business and the services revenue generated from the acquisitions of the technology companies (AMT and ADRA) in fiscal 1998. Service revenue increased nearly 60% from fiscal 1996 to fiscal 1997, or about $2.0 million. This increase was primarily the result of the fiscal 1997 acquisitions of the services-only businesses discussed previously.

     Product gross margins improved to 57% for fiscal 1998 as compared to 34% in fiscal 1997. This improvement is the result of the termination of the PMTC distribution agreement in September 1997, the sale of the Company's own technology beginning in November 1997 which has a gross margin of about 90% and the reduced hardware revenue generated in fiscal 1998 as compared to fiscal 1997. The fiscal 1998 product gross margins increased from 41% and 44% in Q1 and Q2, respectively, to 62% and 67% in Q3 and Q4, respectively, with the technology acquisitions. It is anticipated that the product gross margins will continue to increase in fiscal 1999 as an increased percentage of product revenue is derived from the sale of the Company's own software technology. Product gross margin improved to 34% in fiscal 1997 from 29% in fiscal 1996. The increased margin was the result of the transition to the PT/Modeler(TM) family of products with a 75% margin and an indirect commission included in product revenue. This indirect commission was earned by the Company for PMTC direct sales of Pro/ENGINEER(TM) software into the Company's Pro/ENGINEER(TM) customer base for the period from October 1, 1996 to December 31, 1996. The Pro/ENGINEER(TM) software sold by the Company in fiscal 1996 had a margin of between 37% and 40%.

     Service gross margins improved to 43% in fiscal 1998 as compared to 30% in fiscal 1997. This improvement is partially the result of the Company's acquisition of AMT in November and the higher margins enjoyed by that business unit on service offerings as compared to the Company's fiscal 1997 experience. In addition, the increase in business generated from the Consulting Services group, which carries a higher bill rate, and the improved average billing rates experienced by the service group overall as a result of an increased demand for these type of services within the marketplace, have caused the service margin to increase in fiscal 1998 relative to 1997. Service gross margins improved to 30% in fiscal 1997 as compared to 25% in fiscal 1996. The improvement from fiscal 1996 to 1997 was due primarily to the additional higher margin services revenue generated from the fiscal 1997 acquisitions of the services-only businesses.

     Selling, general and administrative expenses increased approximately 72% in fiscal 1998 from 1997, an increase of approximately $3.3 million. Approximately 64% or $2.1 million of that increase was the result of increased headcount related to the acquisitions and internal expansion over the last two years. Infrastructure expenses related to facilities accounted for approximately $600,000 of the increase and non-cash expenses primarily related to amortization of goodwill and software accounted for approximately $500,000 of the increase. Selling, general and administrative expense for fiscal 1997 increased 9% from fiscal 1996. A one-time charge of $426,000 was included in fiscal 1996 selling, general and administrative expenses. Before this one-time charge the increase from 1996 to 1997 was approximately 21% which was the result of increased operating expenses associated with the acquisitions of the services-only businesses in fiscal 1997.

     In fiscal 1998 and fiscal 1997, the results from continuing operations included realized gains on available-for-sale securities of $253,000 and $2,126,000, respectively. These gains resulted from the distribution of shares received in the sale of the Company's NSG business in September 1996 as described in the Company's 1997 Form 10-K filing in "Item 1 - BUSINESS" under the caption `DISCONTINUED OPERATIONS" and in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under the caption "RESULTS OF OPERATIONS".

     The effective tax rate for fiscal 1998 was approximately 9%, which included a current federal tax provision of $164,000 partially offset by a deferred federal tax benefit of $125,000. The current federal tax provision was reduced by the use of net operating loss carryforward benefits. In addition, the effective tax rate includes foreign taxes of $25,000 and state and local taxes of $63,000. The effective tax rate for fiscal 1997 was zero as a result of a federal tax benefit of $74,000 offsetting a state tax provision of $71,000. The federal tax benefit was generated from a current federal tax provision of $105,000 which was offset by the recovery of $179,000 of taxes paid in fiscal 1995 through the utilization of net operating losses ("NOL") carried back. The effective tax rate in fiscal 1996 was 5% that related primarily to state and local taxes. As of May 31, 1998, the Company has research and development tax credits of approximately $646,000 available to offset future federal taxes that may be payable.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash position as of May 31, 1998 was $429,000. This represents a decrease of approximately $938,000 from the fiscal 1997 year-end balance of $1,367,000. In addition, as described below, the Company has substantially increased its debt level from fiscal year end 1997. These short and long term debt arrangements were entered into in order to acquire the ADRA business.

     At fiscal year end 1998 the Company had short-term borrowings of approximately $9.7 million. These borrowings included a $4.4 million short term note due on or before July 6, 1998 related to the ADRA acquisition, $2.6 million of borrowings under the Company's $4.0 million line of credit arrangement and a $2.5 million short term bridge loan extended by Greenleaf Capital to facilitate the ADRA acquisition. The President of Greenleaf Capital is also a member of the Board of Directors of the Company.

     In addition to the short-term borrowings, the Company also entered into a long term borrowing arrangement with Greenleaf Capital whereby the Company received $5.0 million repayable in approximately four years. These funds, together with the senior facility described below, were utilized to acquire the ADRA business.

     Subsequent to fiscal year end, the Company entered into a $9.0 million senior loan facility. The proceeds from this senior facility were utilized to pay off the $4.4 million short-term note and to pay off the borrowings under the $4.0 million line of credit. This $4.0 million line of credit has been terminated. Approximately $1.0 million of the bridge loan was also paid down with the proceeds from the senior facility.

     The short and long term debt of approximately $15.5 million (including the $9.0 million senior facility entered into subsequent to fiscal year end) going into fiscal 1999 adds an element of financial risk that the Company has not experienced in the past. The terms of the senior facility require certain levels of profitability on a quarterly basis in order to remain in compliance with the loan covenants. In addition, the Company is completely dependent on cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly interest expense is approximately $130,000 on these borrowings. In addition, the term loan portion of the senior facility requires principal repayments of $375,000 on a quarterly basis beginning August 31, 1998.

     As noted previously, the loan covenants on the senior facility require that the Company maintain certain minimum financial ratios in order to remain in compliance with the loan terms. The key financial ratios are summarized as follows:

     o Operating Cash Flow expressed as a ratio to Debt Service (principal and interest expense) must be in excess of 1.25;

     o Total Funded Debt expressed as a ratio to EBITDA (earnings before interest, taxes, depreciation and amortization) may not exceed 2.5:1;

     o EBITDA expressed as a ratio to Interest Expense may not be less than 1.75:1; and

     o EBIT must be in excess of $1,250,000 for the fiscal quarter ended February 28, 1999 and $1,500,000 for each fiscal quarter thereafter.

     While the debt load and the loan covenants summarized above add a significant level of financial risk to the Company, the financial model which assumes approximately 5% growth from the ADRA business, approximately 15% growth for the AMT business and 20% growth for the services business generates sufficient cash flow and profitability to meet the debt service requirements, provide working capital and increase the cash balance throughout the year.

     However, future operating results are dependent on a number of factors, many of which are outside the control of the Company. These factors include, but are not limited to, market acceptance of the Company's PROSPECTOR(TM) technology, continued revenue generated from the CADRA(TM) product family, the ability to assimilate the acquisitions into the Company, the ability of senior management to manage the expected growth and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations. Approximately 25% of the CADRA(TM) revenue has previously been generated from the Asian market and part of the future growth of the PROSPECTOR(TM) technology revenue is anticipated from that market. It is anticipated that the growth projected from the Asian market can be replaced with better than forecasted growth from North America and Western Europe in the near term, however, prolonged instability in the Asian market could have a detrimental impact on growth in fiscal years beyond 1999.

YEAR 2000

     In general, the "Year 2000 Issue" is a looming problem for many companies in that many computer programs have been written using two rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     With the Company's acquisitions in fiscal 1998 it became a software developer and owner of technology for the first time. As part of those acquisitions, Sellers represented through discussions and Company management attempted to verify through due diligence procedures that the technology acquired in each acquisition was Year 2000 compliant. Management has continued to verify such compliance since the acquisitions. It is management's assessment that the Company's technology, to the extent that it is time-sensitive, allows for date recognition using four digits thereby reducing or eliminating the risk associated with the Year 2000 issue for its own technology. However, the Company has not determined the impact of third party technologies which interface and communicate with its technology at its customers' sites.

     During fiscal 1999, the Company will replace its financial computer software including all underlying subledger modules which will be Year 2000 compliant. The third party package chosen is in the process of being implemented. The expected out-of-pocket cost of purchasing this package is estimated to be approximately $150,000. The expected cost of implementing this package, which will be performed by the Company's internal resources, is not expected to be material.

     The Company has been working with its significant suppliers and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to correct their Year 2000 problems. There can be no assurance that the technology of other companies on which the Company's systems and technologies rely will be timely converted and will not have an adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included herein and are indexed under item 14(a)(1)-(2).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed in connection with the Company's 1998 annual meeting is incorporated by reference herein. The current executive officers of the Company are set forth under the caption "Executive Officers" in ITEM 1 of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     The information under "Nomination and Election of Directors" will be included in the Company's definitive proxy statement, to be filed in conjunction with the Company's 1998 annual meeting, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under "Security Ownership of Management and Principal Stockholders" in the Company's definitive proxy statement, to be filed in connection with the Company's 1998 annual meeting, is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "Nomination and Election of Directors" in the Company's definitive proxy statement, to be filed in connection with the Company's 1998 annual meeting, is incorporated by reference herein.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following items are filed as part of this report:

(1)  Consolidated Financial Statements:

     Report of Ernst & Young L.L.P., Independent Auditors                  13
     Report of Coopers & Lybrand LLP, Independent Accountants              14
     Consolidated Statements of Operations and Retained Earnings
        (Deficit) - Years ended May 31, 1998, 1997 and 1996                15
     Consolidated Balance Sheets - May 31, 1998 and 1997                   16
     Consolidated Statements of Cash Flows -
        Years ended May 31, 1998, 1997 and 1996                            17
     Notes to Consolidated Financial Statements                            18-27

(2)  Consolidated Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                       28

     The reports of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appear on pages 13 and 14 of this report.

     All other financial statements and schedules not listed have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or footnotes.

(3)  Exhibits:

     (2)(i) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated herein by reference.

     (2)(ii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated herein by reference.

     (2)(iii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as
Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated herein by reference.

     (2)(iv) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., CIMLINC Incorporated and CIMLINC GmbH, filed as Exhibit 2.1 to Form 8-K, dated November 10, 1997, is incorporated herein by reference.

     (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Adra Systems, Inc., Adra Systems, GmbH, and MatrixOne, Inc., filed as Exhibit 2.1 for Form 8-K, dated May 7, 1998, is incorporated herein by reference.

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

     (10)(ii) Imperial Bank Credit Agreement dated July 1, 1998, filed herewith.

     (10)(iii) Imperial Bank Warrant Agreement dated July 1, 1998, filed herewith.

     (21) Subsidiaries of the Registrant, filed herewith.

     (23.1) Consent of Ernst & Young LLP, filed herewith.

     (23.2) Consent of PricewaterhouseCoopers LLP, filed herewith.

     (27) Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on May 22, 1998 pursuant to Item 7 of Form 8-K, reporting the purchase of substantially all of the net assets of the Adra Systems business of MatrixOne, Incorporated on May 7, 1998. In addition, the Company filed a Form 8-K/A with the Securities and Exchange Commission on July 21, 1998 providing the required audited financial statements of the Adra Systems business.

(c)  The Company hereby files, as part of this Form 10-K, the exhibits listed in
     Item 14(a)(3) above that are not incorporated by reference.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedule listed in Item 14(a)(2) above.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SofTech, Inc.

     We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 1998 and the related consolidated statements of operations and retained earnings (deficit) and cash flows for the year then ended. Our audit also included the information for the year ended May 31, 1998, included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP


Grand Rapids, Michigan
August 10, 1998

           REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
SofTech, Inc.

     We have audited the accompanying consolidated balance sheet of SofTech, Inc. as of May 31, 1997, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for the two years in the period ended May 31, 1997 and the financial statement schedule for the years ended May 31, 1997 and 1996 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. as of May 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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


                                        /s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
August 7, 1997

                                  SOFTECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                           For the Years Ended May 31,

                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                              (in thousands, except per share data)
Revenue:
  Products                                                      $  8,652    $  9,329    $ 10,294
  Services                                                        11,327       5,375       3,364
                                                                --------    --------    --------
Total Revenue                                                     19,979      14,704      13,658

Cost of sales:
  Cost of products sold                                            3,708       6,133       7,303
  Cost of services provided                                        6,454       3,761       2,526
                                                                --------    --------    --------
Total Cost of sales                                               10,162       9,894       9,829

Gross margin                                                       9,817       4,810       3,829
Research and development expenses                                    354        --          --
Selling, general and administrative                                8,001       4,657       4,265
                                                                --------    --------    --------
Income (loss) from operations                                      1,462         153        (436)

Gain on available-for-sale securities                                253       2,126        --
Interest expense                                                     254        --          --
                                                                --------    --------    --------
Income (loss) from continuing operations
  before income taxes                                              1,461       2,279        (436)
Provision (benefit) for income taxes (Note B)                        127          (3)         20
                                                                --------    --------    --------
Income (loss) from continuing operations                           1,334       2,282        (456)
Discontinued operations (Note H):
  Loss from discontinued operations (less
    applicable provision (benefit) for income taxes of $(294)
    in 1997 and $132 in 1996)                                       --        (1,587)     (4,701)

  Loss from disposal (net of applicable benefit for income
    taxes of $50 in 1997 and $0 in 1996)                            --          (269)       (700)
                                                                --------    --------    --------
Net income (loss)                                                  1,334         426      (5,857)

Retained earnings (deficit), beginning of year                       (52)       (478)      5,379
                                                                --------    --------    --------
Retained earnings (deficit), end of year                        $  1,282    $    (52)   $   (478)
                                                                --------    --------    --------
Per Share Data (Note A):
  Per Common Share - Diluted:
  Income (loss) from continuing operations                      $   0.22    $   0.50    $  (0.11)
                                                                ========    ========    ========
  Net income (loss)                                             $   0.22    $   0.09    $  (1.44)
                                                                ========    ========    ========
  Per Common Share - Basic:
  Income (loss) from continuing operations                      $   0.23    $   0.52    $  (0.11)
                                                                ========    ========    ========
  Net income (loss)                                             $   0.23    $   0.10    $  (1.44)
                                                                ========    ========    ========

See accompanying notes to consolidated financial statements.

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF MAY 31,

                                                                    1998          1997
                                                                  --------      --------
                                                             (in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents                                         $    429      $    580
Available-for-sale securities (Note A)                                  --           787
Accounts receivable (less allowance of $649 and $305
  in 1998 and 1997, respectively)                                    9,290         3,300
Unbilled costs and fees                                              1,153           491
Inventory                                                              338           378
Other receivables                                                      232           263
Current portion of notes receivable from officers                      421            --
Prepaid expenses and other assets                                      233           264
Deferred income taxes (Note B)                                         125            --
                                                                  --------      --------
Total current assets                                                12,221         6,063
                                                                  --------      --------
Property and equipment, at cost:
Data processing equipment                                            2,849         1,646
Office furniture                                                       216           120
Leasehold improvements                                                  89            62
Land and building                                                      583           514
                                                                  --------      --------
Total property and equipment                                         3,737         2,342
Less accumulated depreciation and amortization                       1,457           864
                                                                  --------      --------
                                                                     2,280         1,478
Other assets:
Capitalized software costs, less amortization of
  $184 (Note A)                                                     13,816            --
Goodwill, net (Note A)                                               7,252         2,497
Notes receivable from officers, less current portion                   368            --
Other assets                                                           123           114
                                                                  --------      --------
                                                                  $ 36,060      $ 10,152
                                                                  ========      ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                                  $  2,386      $  1,664
Accrued expenses                                                     3,470         1,024
Deferred maintenance revenue                                         3,522           383
Accrued income taxes                                                   335            --
Net liabilities (assets) of discontinued operations (Note H)           338            (6)
Current portion of capital lease obligations (Note G)                  180            78
Current portion of long term debt (Note F)                           9,509            --
                                                                  --------      --------
Total current liabilities                                           19,740         3,143
                                                                  --------      --------
Long-term liabilities:
Capital lease obligations, less current portion (Note G)               238            --
Long-term debt, less current portion (Note F)                        4,900           172
                                                                  --------      --------
Total long term liabilities                                          5,138           172
                                                                  --------      --------
Commitments and contingencies (Notes G and J)

Stockholders' equity (Notes D and E):
  Common stock, $.10 par value; authorized 10,000,000 shares;
    issued 6,793,699 and 5,678,433 shares in 1998 and 1997,
    respectively                                                       679           568
  Capital in excess of par value                                    10,703         7,488
  Retained earnings (deficit)                                        1,282           (52)
  Unrealized gain on available-for-sale securities                      --           315
  Treasury stock, 443,157 shares, at cost (deduct)                  (1,482)       (1,482)
                                                                  --------      --------
Total stockholders' equity                                          11,182         6,837
                                                                  --------      --------
                                                                  $ 36,060      $ 10,152
                                                                  ========      ========

See accompanying notes to consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended May 31,

                                                                    1998          1997          1996
                                                                  --------      --------      --------
                                                                             (in thousands)
Cash flows from operating activities:
Net income (loss)                                                 $  1,334      $    426      $ (5,857)

Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
  Depreciation and amortization                                      1,455           907           708
  Loss on sale of NSG                                                   --           269           700
  Gain on sale of available-for-sale securities                       (253)       (2,126)           --
  Gain on disposal of equipment                                         --            --           (60)
  Provision (benefit) for deferred income taxes                       (125)           --           593
Change in operating assets and liabilities, net of effects of businesses acquired:
  Accounts receivable and unbilled costs and fees                   (3,398)          (68)          412
  Inventory                                                            160           155           (51)
  Other receivables                                                     95            82           537
  Prepaid expenses and other assets                                    264          (187)           56
  Accounts payable and accrued expenses                               (571)          452          (731)
  Deferred maintenance revenue                                         (75)         (286)           --
  Net assets/liabilities of discontinued operations                    344         4,650         4,379
                                                                  --------      --------      --------
Total adjustments                                                   (2,104)        3,848         6,543
                                                                  --------      --------      --------
Net cash provided (used) by operating activities                      (770)        4,274           686
                                                                  --------      --------      --------
Cash flows from investing activities:
  Capital expenditures                                                (770)         (571)         (419)
  Proceeds from sale of capital equipment                               --            --           248
  Proceeds from sale of available-for-sale securities                  810            26            --
  Payments for business acquisitions                               (13,315)         (151)          (28)
  Loans to officers                                                   (789)           --            --
  Other investing activities                                           (10)           --            45
                                                                  --------      --------      --------
Net cash used by investing activities                              (14,074)         (696)         (154)
                                                                  --------      --------      --------
Cash flows from financing activities:
  Borrowings under subordinated debt agreements                      7,500            --            --
  Proceeds from bank line of credit                                  2,778            --            --
  Note payable                                                       4,400            --            --
  Proceeds from exercise of stock options                               16           114           112
  Proceeds from capital lease financing                                300           145            --
  Principal payments on capital lease obligations                     (132)          (18)           --
  Payments on bank line of credit                                     (169)           --            --
  Payment of cash distribution to shareholders                          --        (6,256)           --
                                                                  --------      --------      --------
Net cash provided (used) by financing activities                    14,693        (6,015)          112
                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents                  (151)       (2,437)          644
Cash and cash equivalents, beginning of year                           580         3,017         2,373
                                                                  --------      --------      --------
Cash and cash equivalents, end of year                            $    429      $    580      $  3,017
                                                                  ========      ========      ========
Supplemental disclosures of cash flow information:
Non cash investing activities:
  Fair value of shares issued in connection with
    acquisitions                                                  $  3,211      $  1,193      $      8

Income taxes paid                                                 $     70      $     51      $     33

Interest paid                                                     $    140      $     --      $     --

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc.
(IDI), Softech Technologies Ltd., Adra Systems, GmbH, Ram Design and Graphics Corp (RAM), System Constructs, Inc. (SCI), SofTech Investments, Inc. ("SII"), Compass, Inc. (Compass) and AMG Associates, Inc. (AMG). SCI, SII, Compass and AMG are all inactive subsidiaries. The Network Systems Group (NSG) of IDI and SCI were operations sold in September 1996 and are therefore presented as discontinued operations (See Note H). All significant intercompany transactions have been eliminated upon consolidation.

     BUSINESS TRANSITION:

     At May 31, 1997, the Company faced two significant risks associated with its operations. First, the relationship with Parametric Technology Corporation (NASDAQ:PMTC), the technology provider of the Company's core software offering, was uncertain. Second, there was uncertainty whether the Company had sufficient financial resources given the Company's history, minimal operating income and dependence on the PMTC relationship.

     During 1998, the Company elected not to renew and terminated its reseller agreement with PMTC and acquired four businesses including two CAD/CAM technology companies, a CAD/CAM and Product Data Management ("PDM") services business and a Structural Dynamics Research Corporation ("SDRC") reseller. As a result, the Company has eliminated its dependence upon technology providers and now possesses technology of its own, more than 100 degreed mechanical engineers, and a stable, recurring service business that can reduce the impact of fluctuations in the software order flow from quarter to quarter due to forces outside the Company's control. The Company now has 25 offices in 16 states and 4 offices in Western Europe along with indirect distribution relationships in Asia. In addition, subsequent to year end, the Company entered into a senior credit facility to refinance short-term debt obligations outstanding at May 31, 1998.

     INDUSTRY SEGMENT AND CONCENTRATION OF RISKS:

     The Company operates in one industry segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. As the Company has expanded and evolved into more of a service provider, its operations are no longer as dependent on one or a small group of vendors. In addition, the Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results. No customer exceeds ten percent of net sales. Foreign operations acquired in 1998 represent approximately 4% of consolidated revenues and assets.

     AVAILABLE-FOR-SALE SECURITIES:

     The Company classified its holdings of DSN stock as available-for-sale as of May 31, 1997. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. Such holdings were sold in fiscal 1998.

     INVENTORY:

     Inventory consists of equipment purchased for resale and service parts and is stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

     Data processing equipment          3-5 years

     Office furniture                   5-10 years

     Leasehold improvements             Lesser of useful life or life of lease

     Depreciation expense, including amortization of assets under capital lease, was approximately $602,000, $328,000, and $217,000 for fiscal 1998, 1997 and
1996, respectively.

     Maintenance and repairs are charged to expense as incurred; betterments are capitalized. At the time property and equipment are retired, sold, or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss on disposal is credited or charged to income.

     INCOME TAXES:

     The provision for income taxes is based on the earnings reported in the consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     REVENUE RECOGNITION:

     Revenue from software license and service revenue is accounted for in accordance with The AICPA's Statement of Position (SOP) 91-1. Software license revenue is recognized upon delivery, provided that there are no significant obligations remaining and collectibility of the revenue is probable. Service revenue from customer maintenance fees for post-contract support is recognized ratably over the maintenance term, which is typically 12 months. Other service revenue from engineering services, training, installation and consulting is recognized as the related service is performed. Revenue from third party software and computer system sales is recognized upon shipment, or installation and acceptance, if significant performance obligations are required. Deferred revenue represents payments received by the Company in advance of product delivery or service performance. Effective in fiscal 1999, the Company is required to adopt SOP 97-2, "Software Revenue Recognition." The effect of adoption is not expected to have a significant effect on the Company's revenue recognition policies.

     CAPITALIZED SOFTWARE COSTS:

     The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amoritization on a regular basis.

     During fiscal 1998, the Company capitalized $14 million of software development costs in connection with the acquisitions of AMT and ADRA (see Note
I). Such costs are amortized over estimated useful lives ranging from eight to fifteen years using both the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues and straight line methods. During fiscal 1998, the Company amortized approximately $184,000 of such costs to cost of product sold.

     GOODWILL:

     Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging from five to fifteen years. Accumulated amortization of goodwill was $2,093,000 and $1,260,000 at May 31, 1998 and 1997, respectively.

     Included in the loss on disposal of NSG in the year ended May 31, 1996 is a write down of approximately $1.6 million of goodwill acquired through business combinations.

     The carrying value of all intangible assets is periodically reviewed by the Company, and if necessary, impairments of values are recognized. If there is a permanent impairment in the carrying value, the amount of such impairment is computed by comparing the anticipated discounted future operating cash flows of the acquired business to the carrying value of the assets. In performing this analysis, the Company considers current results and trends, future prospects and other economic factors.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     FINANCIAL INSTRUMENTS:

     The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", consist of cash, accounts receivable, notes receivable, accounts payable, and short- and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 1998 and 1997. The fair value of the long-term debt was determined using discounted cash flow analyses and current interest rates for similar instruments.

     FOREIGN CURRENCY TRANSLATION:

     The functional currency of the Company's foreign operations (England, France and Germany), which were all acquired during fiscal 1998, is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Foreign currency gains and losses arising from transactions were included in operations in fiscal 1998, but were not significant. Translation gains and losses were not significant in fiscal 1998.

     NET INCOME (LOSS) PER COMMON SHARE:

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to fully diluted earnings per share pursuant to APB Opinion No. 15, "Earnings per Share", which is superseded by SFAS 128. All earnings per share amounts for all periods have been restated to conform to SFAS 128 requirements.

     The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share:

                                              1998          1997          1996
                                           ---------     ---------     ---------

Basic-weighted average shares
  outstanding during the year              5,710,917     4,410,099     4,075,943
Effect of employee stock options             402,924       119,777            --
                                           ---------     ---------     ---------
Diluted                                    6,113,841     4,529,876     4,075,943
                                           =========     =========     =========

     Options to purchase shares of common stock totaling 1,027,509, 575,323, and 637,600, in 1998, 1997 and 1996, respectively, and common stock warrants have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market prices for the period and, therefore, were antidilutive.

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

     RECLASSIFICATIONS:

     Certain amounts in 1997 and 1996 have been reclassified to conform with the presentation used in 1998.

     NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and does not expect comprehensive income to differ significantly from previously reported net income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt the standard in fiscal 1999 and does not expect the new standard to have a significant effect on previously reported information.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which provides a consistent standard for recognition and measurement of derivatives and hedging activities. The Company is required to adopt the standard in fiscal 2001 and is in the process of evaluating SFAS 133 and its impact.

B.   INCOME TAXES:

     The provision for income taxes includes the following:

For the Years ended May 31, (in thousands)          1998       1997      1996
--------------------------------------------------------------------------------
Federal                                            $ 164      $ (74)     $--
Foreign                                               25         --        --
State and Local                                       63         71        20
                                                   -----      -----      ----
                                                     252         (3)       20
Deferred                                            (125)        --        --
                                                   -----      -----      ----
                                                   $ 127      $  (3)     $ 20
                                                   =====      =====      ====

     The provision (benefit) for federal income taxes was reduced due to the use of approximately $2.6 million and $1.0 million in net operating loss benefits in 1998 and 1997, respectively.

     At May 31, 1998, the Company had tax credit carryforwards generated from research and development activities of $646,000 that are available to offset against income taxes and expire from 2002 to 2006. In addition, an alternative minimum tax credit of $155,000 that has no expiration date was also available.

     The Company's effective tax rates can be reconciled to the federal statutory tax rates as follows:

For the Years ended May 31,                  1998          1997          1996
--------------------------------------------------------------------------------
Statutory rate                                 34%           34%          (34)%
State and local taxes                           3             2             3
Benefit of previously unrecognized net
  operating loss and credit carryforwards     (27)          (33)           --
Expenses not deductible for tax purposes        8            --            --
Valuation reserve                              (9)           --            35
Other                                          --            (3)            1
                                             ----          ----          ----
Effective tax rates                             9%            0%            5%
                                             ====          ====          ====

     Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                             1998           1997
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
  Depreciation                                           $    (8)       $   (13)
  Net operating loss carryovers                               --            877
  Tax credits                                                780            981
  Receivables                                                175            394
  Gain on sale of stock                                       --           (917)
  Vacation accrual                                            56             66
  Differences in book and tax bases of
    assets of acquired businesses                            514            299
  Reserve for loss on disposal                                --             95
  Other                                                       --              6
                                                         -------        -------

Deferred tax assets                                        1,517          1,788
Less: valuation allowance                                 (1,392)        (1,788)
                                                         -------        -------
Net deferred tax assets                                  $   125        $     0
                                                         =======        =======

     Due to the uncertainty surrounding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against a portion of the otherwise recognizable deferred tax assets.

C.   EMPLOYEE RETIREMENT PLANS:

     The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which consists of an employer match of a portion of employee voluntary contributions, for fiscal 1998, 1997 and 1996 was $59,000, $49,000 and $33,000, respectively.

     Four former key employees participate in a defined supplemental retirement plan that was established to supplement retirement benefits from other sources such as social security and the Company's defined contribution retirement plan. During fiscal year 1996 the four beneficiaries agreed to a change in benefit. The Company has purchased irrevocable, non-participating annuity contracts to fund the future benefits due these four individuals. The net gain realized from this settlement was $286,000 and was included in the 1996 results from discontinued operations.

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

     There were options for 144,167 shares available for future grants under the 1994 Plan at May 31, 1998. The following are the shares exercisable at the corresponding weighted average exercise price at May 31, 1998, 1997 and 1996, respectively: 316,304 at $1.98; 212,880 at $2.19; and 220,530 at $5.75.

     Information for the years 1996 through 1998 with respect to this plan is as follows:

                                                                     Weighted
                                                  Number of           Average
Stock Options                                      Shares           Option Price
--------------------------------------------------------------------------------
Outstanding at May 31, 1995                        599,800             $5.89
  Options granted                                  165,000              4.54
  Options terminated                              (167,700)             5.40
  Options exercised                                (35,500)             2.95
                                                  --------
Outstanding at May 31, 1996                        561,600              5.82
  Options granted                                  549,000              1.32
  Options terminated                              (415,500)             5.48
                                                  --------
Outstanding at May 31, 1997                        695,100              1.60
  Options granted                                  449,000              2.59
  Options terminated                              (153,167)             1.61
  Options exercised                                (18,000)             0.89
                                                  --------
Outstanding at May 31, 1998                        972,933             $2.07
                                                  ========

The following table summarizes information about stock options outstanding at May 31, 1998 under the 1994 Plan:

                                             Options Outstanding                 Options Exercisable
                                       --------------------------------     ------------------------------
                                         Weighted
                         Options          Average           Weighted          Options          Weighted
Exercise              Outstanding at    Contractual         Average        Exercisable at      Average
Price Range            May 31, 1998    Remaining Life    Exercise Price     May 31, 1998    Exercise Price
----------------------------------------------------------------------------------------------------------
$0.010 to $0.440          43,000         1.22 years          $0.37             43,000           $0.37
$1.065 to $1.75          460,833         4.75 years           1.24            124.604            1.07
$1.878 to $2.375         294,000         7.12 years           2.07             68,200            1.91
$3.940 to $5.063         175,100         3.22 years           4.70             80,500            4.32
                         -------                                              -------
Total                    972,933                                              316,304
                         =======                                              =======

     In addition, there were 460,000 options granted outside of the plan during fiscal 1998 to employees of AMT and ADRA; companies acquired during the year. At May 31, 1998, 457,500 of these options were outstanding, of which 91,500 were exercisable, at a weighted average exercise price of $3.64.

     The 1994 Plan calls for the adjustment of option exercise prices to reflect equity transactions such as stock issuances, dividend distributions and stock splits. The outstanding options at May 31, 1998 reflect the downward price adjustments made following the cash distribution in December 1996 and the DSN stock distribution in June 1997 of $1.50 and $1.06, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its plans. Because the number of shares is known and the exercise price of options granted have been equal to fair value at date of grant, no compensation expense has been recognized in the statement of operations. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share at May 31 would have approximated the pro forma amounts indicated below:

(000's omitted)                                   1998        1997        1996
--------------------------------------------------------------------------------
Net income (loss) - as reported                  $1,334       $426      $(5,857)
Net income (loss) - pro forma                    $1,141       $343      $(5,865)
Earnings (loss) per share - diluted -
   as reported                                    $0.22      $0.09       $(1.44)
Earnings (loss) per share -
   diluted - pro forma                            $0.19      $0.08       $(1.44)

     The weighted-average fair value of each option granted in 1998, 1997 and 1996 is estimated as $2.04, $0.81 and $1.17, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life                                          4 to 5 years
Assumed annual dividend growth rate                    0%
Expected volatility                                    .65 to .85
Risk free interest rate
  (the month-end yields on 4 year
   treasury strips equivalent zero coupon)             5.6% - 6.36%

     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

     In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. It is expected that this plan will be implemented during the second quarter of fiscal 1999. As of May 31, 1998, 150,000 shares of SofTech common stock were available for sale to employees under the plan.

E.   COMMON STOCK:

     Common stock changes during the three years ended May 31, 1998, 1997, and 1996 were as follows:

                                                                        Par Value      Capital in
                                                         Shares         of Shares       Excess of
($ in thousands)                                      Outstanding        Issued         Par Value
--------------------------------------------------------------------------------------------------
Balance, May 31, 1995                                  4,052,547       $      450       $   16,347
Shares issued for stock options exercised                 40,500                4              108
Shares issued in connection with acquisitions              1,729               --                8
                                                      ----------       ----------       ----------

Balance, May 31, 1996                                  4,094,776              454           16,463
Shares issued for stock options exercised                 76,000                8              106
Shares issued in connection with acquisitions            655,000               65            1,141
Shares issued in lieu of compensation                    409,500               41              708
Distributions of cash and DSN stock (Notes A
and H)                                                        --               --          (10,930)
                                                      ----------       ----------       ----------

Balance, May 31, 1997                                  5,235,276              568            7,488

Shares issued for stock options exercised                 18,000                2               14
Shares issued in connection with acquisitions          1,097,266              109            3,101
Warrants issued in connection with subordinated
  note                                                        --               --              100
                                                      ----------       ----------       ----------
Balance, May 31, 1998                                  6,350,542       $      679       $   10,703
                                                      ==========       ==========       ==========

F.   DEBT OBLIGATIONS:

     Debt obligations of the Company consist of the following obligations at May 31, 1998 (in thousands):

Revolving credit facility, maturing in June 1998, with interest payable monthly at the prime rate (8.5% at May 31, 1998) plus 0.5% $ 2,609 Note payable to MatrixOne, payable by July 6, 1998 with interest
  at 7%                                                                   4,400
$5,000,000 subordinated note, maturing in December 2002, with interest payable monthly at 10.5%, net of unamortized debt
  discount of $100 at an imputed interest rate of 11%                     4,900

Bridge loan, maturing upon finalization of senior loan facility,
  with interest payable monthly at 12%                                    2,500
                                                                        -------
                                                                         14,409
Less current maturities                                                  (9,509)
                                                                        -------
                                                                        $ 4,900
                                                                        =======

     At May 31, 1998, the Company had a credit facility with a commercial lending institution that provided for borrowings of up to $4.0 million, limited to 85% of domestic accounts receivable outstanding less than 90 days from invoice date. Availability was subject to compliance with several covenants, including a minimum tangible net worth. Annual commitment fees under this agreement were $10,000. That line of credit agreement expired on June 28, 1998 and was repaid in full on July 1, 1998 as part of the closing of a new senior loan facility (see discussion below).

     The Company had a short term note payable to MatrixOne, an unaffiliated company, in the amount of $4.4 million relating to the acquisition of ADRA that was payable within 60 days of the acquisition. This note was also repaid in full on July 1, 1998 upon the closing of the new senior loan facility.

     The Company has a subordinated note to Greenleaf Capital ("Greenleaf") in the amount of $5 million. The note is due in December 2002 and carries a 1% commitment fee. In addition, the note provides Greenleaf with warrants to purchase up 300,000 shares of SofTech stock at an exercise price of $8.00 per share through December 31, 2002. The estimated fair value of the warrants is $100,000 and the related debt discount is being amortized through December 2002 using the interest method. The number of warrants earned by Greenleaf is a function of the amount owed under the subordinated debt facility at various dates in the future. The following table outlines those dates and amounts:

                                                                 Cumulative
           Date                       Borrowing                # of Warrants
           ----                       ---------                -------------
     December 31, 2000              $2.0 million                  120,000
     December 31, 2000               3.0 million                  180,000
     December 31, 2001               4.0 million                  240,000
     December 31, 2002               5.0 million                  300,000

     The Company has a short-term bridge note payable to Greenleaf in the amount of $2.5 million that was used to fund the acquisition of ADRA. Interest is payable monthly at 12%. The bridge note includes a 1% commitment fee and is payable upon the completion of the senior loan facility.

     William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf. Management sought and received non-binding commitments from several sources for the subordinated debt facility and the bridge loan that were ultimately provided by Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved the transaction with Greenleaf.

     Subsequent to May 31, 1998, the Company entered into a $9.0 million senior loan facility, consisting of a $6 million term loan and a $3 million revolving credit facility, with interest payable monthly at prime plus 2.25%. The proceeds from this senior facility were utilized to pay off the $4.4 million note to MatrixOne and the borrowings under the revolving credit facility which has been terminated. Approximately $1.0 million of the bridge loan was also paid down with the proceeds from the senior facility.

     The Company's aggregate short and long term borrowings of approximately $15.5 million (including the $9.0 million senior facility entered into subsequent to fiscal year end) going into fiscal 1999 adds an element of financial risk that the Company has not experienced in the past. The terms of the senior facility require certain levels of profitability on a quarterly basis in order to remain in compliance with the loan covenants. In addition, the Company is completely dependent on cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly interest expense is approximately $130,000 on these borrowings. In addition, the term loan portion of the senior facility requires principal repayments of $375,000 on a quarterly basis beginning August 31, 1998.

     Annual maturities of debt obligations subsequent to May 31, 1998, adjusted for the senior facility, are as follows: 1999 - $3 million; 2000 - $4.5 million; 2001 - $1.5 million; 2002 - $1.5 million; 2003 - $5.0 million.

     The loan covenants on the senior facility require that the Company maintain certain minimum financial ratios related to cash flows, funded debt and earnings in order to remain in compliance with the loan terms.

G.   LEASE COMMITMENTS:

     OPERATING LEASES

     The Company conducts its operations in facilities leased through 2003. Rental expense for fiscal years 1998, 1997, and 1996 was approximately $550,000, $270,000 and $203,000, respectively.

     At May 31, 1998, minimum annual rental commitments under noncancellable leases were as follows:

          Fiscal Year
          --------------------------------------
          1999                         $562,000
          2000                          408,000
          2001                          287,000
          2002                          236,000
          2003                          226,000

     CAPITAL LEASES

     The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by computer equipment acquired in one of the services-only acquisitions. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $295,000 (included in data processing equipment in the accompanying balance sheet at May 31, 1998) have been recorded. The approximate minimum annual lease payments under all capitalized leases as of May 31, 1998 are as follows: 1999, $221,000; 2000, $191,000; and 2001, $64,000. The present value of the minimum lease payments is $418,000, including current maturities of $180,000.

H.   DISCONTINUED OPERATIONS:

     On September 12, 1996, the Company completed the sale of its Network Systems Group ("NSG") to Data Systems Network Corporation ("DSN"). DSN purchased certain assets and assumed certain liabilities of NSG with a net book value on July 31, 1996 of approximately $200,000 in exchange for $890,000 in cash and 540,000 shares of DSN common stock, which were registered with the Securities and Exchange Commission in May 1997. The tangible assets acquired by DSN from SofTech totaled approximately $1.7 million and were primarily composed of fixed assets and service inventory for maintaining the NSG installed base of hardware and software. Liabilities assumed by DSN from SofTech included deferred revenue associated with maintenance contracts and other accrued expenses with a total book value of about $1.5 million. The sale agreement provides for dollar for dollar adjustments based on the net book value of the assets as of the transaction date. This transaction resulted in an after tax loss of approximately $970,000, of which an estimate of $700,000 was provided for in the 1996 results.

     The Company distributed the net proceeds from the sale of its Network Systems Group in the form of two distributions. On December 30, 1996, the Company made the first installment in cash at a rate of $1.50 per share to its shareholders of record on December 26, 1996, totaling $6,256,164. The second installment was in the form of a distribution of 455,988 DSN shares at a rate of approximately 0.1031 for each share of SofTech owned on the record date of May 23, 1997. All fractional shares were paid in cash at the assumed market price of $10.00 per share. The distribution date of this second installment was June 6, 1997.

     Revenue from discontinued operations for the years ended May 31, 1997 and 1996 was approximately $7,490,000 and $30,397,000, respectively.

     The net assets (liabilities) of discontinued operations, which are included in the Consolidated Balance Sheets as of May 31, are as follows:

(in thousands)                                             1998            1997
--------------------------------------------------------------------------------
Accounts receivable (net)                                  $  --           $ 355
Deferred income taxes receivable                              --             334
                                                           -----           -----
     Total assets                                             --             689
                                                           -----           -----
Accounts payable                                              --             129
Accrued expenses                                             338             554
                                                           -----           -----
     Total liabilities                                       338             554
                                                           -----           -----
Net assets (liabilities) of discontinued
  operations                                               $(338)          $   6
                                                           =====           =====

I.   ACQUISITIONS:

     On November 10, 1997, the Company completed the acquisition of certain assets and assumed certain liabilities of the Advanced Manufacturing Technology ("AMT") division of CIMLINC, Incorporated ("CIMLINC"). AMT is a technology group that targets its application software products to the mold and die industry. AMT employed 31 full time employees and was located in Troy, Michigan. AMT's software products have been primarily targeted to the tier two automotive component suppliers in the U.S. marketplace that create molds and dies from electronic models. AMT's' software technology enhances the efficiency of the mold building process by reducing project development time and costs and increasing the quality of molds and tools. The assets acquired included office furniture, computer equipment and off-the-shelf software currently marketed and supported by AMT as PROSPECTOR(TM), EXPERTCAD(TM), EXPERTCAM(TM), TOOLDESIGNER(TM) AND TOOLMAKER(TM).

     The purchase price for the acquired AMT assets was $1,750,000 in cash, 200,000 shares of the Company's common stock and the assumption of certain liabilities. The source of the funds used in the acquisition came from existing working capital resources including the Company's prior credit facility. SofTech provided CIMLINC with a guarantee that the shares received in the transaction would have a value of at least $1.0 million within two years or an additional payment would be due for the difference. It is the Company's understanding that all 200,000 shares issued to CIMLINC have been sold thereby negating the guarantee.

     In addition, the Company issued a total of 507,266 shares of common stock to certain AMT employees to satisfy certain amounts due and as a replacement for stock options and stock ownership in CIMLINC.

     The acquisition was accounted for as a purchase and, accordingly, AMT's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The purchase resulted in the recording of capitalized software of $4.0 million, fixed assets of $.2 million and goodwill of approximately $1.7 million, which is being amortized on a straight-line basis over fifteen years.

     On May 7, 1998, the Company completed the acquisition of certain assets and assumed certain liabilities of the Adra Systems, Inc. ("ADRA"), a technology company with products primarily related to the two-dimensional computer aided design ("2D CAD") marketplace. SofTech acquired all of the material assets of the ADRA operation including accounts receivable and fixed assets including office furniture and computer equipment. The Company also acquired all intellectual property rights, as defined in the Asset Purchase Agreement, used in the ADRA operations. Goodwill of $2.0 million recorded in connection with the acquisition is being amortized on a straight-line basis over fifteen years.

     The purchase price for the acquired assets was $11.4 million of which $7.0 million was paid at the closing and $4.4 million was paid on July 1, 1998. In addition, contingent cash payments of up to $2.2 million could be due if certain license revenue goals are attained over the twelve month period immediately following the transaction. Payment of these amounts will be accounted for as additional purchase price. The source of the funds for the initial cash payment of $7.0 million came from a $5.0 million subordinated debt facility with Greenleaf Capital, Inc. ("Greenleaf") and $2.0 million of a $2.5 million bridge loan also provided by Greenleaf. This acquisition has been accounted for as a purchase and, accordingly, ADRA's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition.

     Effective April 1, 1998, the Company acquired certain assets of Design Tech Consulting, Inc., an engineering services company, in exchange for 80,000 shares of the Company's common stock valued at $340,000. The transaction has been accounted for as a purchase and, accordingly, Design Tech's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $365,000 and is being amortized on a straight-line basis over ten years.

     The purchase of Design Tech in April 1998 provides for certain additional contingent payments if specified revenue goals are attained during each of the twelve-month periods ending March 31, 1999, 2000 and 2001. The former shareholders of Design Tech will earn an additional award of 50,000 SofTech shares if service revenue generated in the Chicago Region equals or exceeds specified levels for the three years following the purchase. Payment of these amounts, if required, will be accounted for as additional purchase price.

     Effective May 1, 1998, the Company acquired certain assets of CompuCore LLC in exchange for 100,000 shares of the Company's common stock valued at $462,500. CompuCore is a value-added reseller of Structural Dynamics Research Corporation's ("SDRC") software products. The transaction has been accounted for as a purchase and, accordingly, CompuCore's assets, liabilities and results of operations have been consolidated with those of the Company since the date of the acquisition. The excess of cost over the fair value of the net assets acquired was approximately $474,000 and is being amortized on a straight-line basis over ten years.

     Effective January 1, 1997, the Company acquired all of the outstanding common stock of Computer Graphics Corp. (CGC) in exchange for 405,000 shares of the Company's common stock with a value of $628,000. The transaction has been accounted for as a purchase and, accordingly, CGC's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $635,000 and is being amortized on a straight-line basis over five years.

     The purchase of CGC also provided for additional consideration of up to 210,000 additional shares of the Company's common stock if certain revenue and operating profit goals were achieved during the twelve months ended December 31, 1997. The maximum additional consideration was earned in fiscal 1998 and resulted in additional goodwill of $709,000.

     Effective February 27, 1997, the Company acquired the stock of Ram Design and Graphics Corp. ("RAM") in exchange for 250,000 shares of the Company's common stock valued at $578,000 plus 50,000 stock options that vest equally over five years. The transaction has been accounted for as a purchase and, accordingly, RAM's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $600,000 and is being amortized on a straight-line basis over five years.

     Effective January 5, 1995, the Company acquired the net assets of Micro Control, Inc. for approximately $1.0 million in cash and 281,497 shares of the Company's common stock valued at $1.7 million. The transaction has been accounted for as a purchase and, accordingly, RAM's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $2,420,000 and is being amortized on a straight-line basis over five years. On September 20, 1995, the purchase agreement with the seller was modified to eliminate contingent payments dependent upon future operating results in exchange for an additional cash payment to the seller of $426,000. The entire payment of $426,000 was expensed and included in selling, general and administrative expense in fiscal 1996.

     The unaudited pro forma revenue, net income from continuing operations and net income from continuing operations per share - diluted of the Company, assuming AMT, ADRA, Design Tech, CompuCore, CGC and RAM had been acquired as of the beginning of fiscal 1997, would have been $39,250,000, $2,200,000 and $.33 and $41,895,000, $3,125,000, $.53, for fiscal 1998 and 1997, respectively.

J.   LITIGATION:

     On March 26, 1998, plaintiff Parametric Technology Corporation ("PMTC") filed an action in the Superior Court, Middlesex County, alleging that the Company owes PMTC $905,942.10 in unpaid maintenance services and other disputed items. Upon filing the complaint, PMTC sought to attach, through trustee process, that amount of the Company's funds. After a hearing on April 7, 1998, PMTC's motion for trustee process was denied. The Company filed a counterclaim against PMTC asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, and intentional interference with contractual and advantageous relations. The counterclaims allege damages in excess of those claimed by PMTC.

     On May 1, 1998, PMTC filed a second action in the United States District Court for the District of Massachusetts (PMTC v. SofTech, Inc., Civil Action No. 98CV10764-REK) seeking unspecified damages in connection with the Company's alleged infringement of PMTC's copyrights. More recently PMTC has sent a letter to the Company alleging possible claims under the Lanham Act. The Company intends to vigorously defend against all of these cases, and believes that it has meritorious defenses to these claims.

                                  SOFTECH, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     For the three years ended May 31, 1998

Col. A                                      Col. B      Col. C         Col. D           Col. E         Col. F
------                                    ---------    ---------     ----------         ------         --------
                                           Balance,     Charged                                        Balance,
                                          beginning    costs and                                        end of
Description                               of period    expenses      Deductions         Other           period
---------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
accounts receivable (in thousands):

Year ended May 31, 1998                     $ 305         $  --          $201(1)       $ 545(2)         $ 649

Year ended May 31, 1997                       200           125            20             --              305

Year ended May 31, 1996                        --           200            --             --              200

(1)  Represents uncollectible accounts written off, net of recoveries.

(2)  Relates to amounts acquired in the acquisitions of AMT and ADRA.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SofTech, Inc.

                                        By   /s/  Mark R. Sweetland
                                             ------------------------------
                                                  Mark R. Sweetland, President

                                        Date: August 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                     Date
--------------------------------------------------------------------------------

/S/  Mark R. Sweetland          President and Chief Executive Officer    8/31/98
----------------------------    (Principal executive officer) and
     Mark R. Sweetland          Director

/S/  Joseph P. Mullaney         Vice President, Treasurer,               8/31/98
----------------------------    Chief Financial Officer (Principal
     Joseph P. Mullaney         financial and accounting officer)

/S/  Timothy J. Weatherford     Executive Vice President, Sales and      8/31/98
----------------------------    Director
     Timothy J. Weatherford

/S/  Ronald A. Elenbaas         Director                                 8/31/98
----------------------------
     Ronald A. Elenbaas

/S/  William Johnston           Director                                 8/31/98
----------------------------
     William Johnston

/S/  Kenneth Ledeen             Director                                 8/31/98
----------------------------
     Kenneth Ledeen

/S/  Timothy Tyler              Director                                 8/31/98
----------------------------
     Timothy Tyler