Form 10-K/A
period 1998-05-31
SOFTECH INC
filed 1998-09-30
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended May 31, 1998
                         Commission file number 0-10665

                                  SofTech, Inc.
             (Exact name of registrant as specified in its charter)

               Massachusetts                             04-2453033
      (State or other jurisdiction of                  (IRS Employer
      Incorporation or organization)               Identification Number)

      4695 44th Street SE, Suite B-130, Grand Rapids, MI       49512
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $27,706,000 as of August 18, 1998. On August 18, 1998 the registrant had outstanding 6,822,842 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

Part III, Items 10, 11, 12, and 13 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 15, 1998, based on information furnished by them to the Company.

DIRECTORS

     Mark R. Sweetland, 49, term expires in 1999; Mr. Sweetland was appointed President and Chief Executive Officer of the Company in September 1996. Mr. Sweetland served as Vice President of the Company from March 1994 until such appointment. Since March 1992, Mr. Sweetland has served the Company as President of Information Decisions, Inc. ("IDI"), a wholly owned subsidiary of the Company. Mr. Sweetland has been employed by IDI since 1980 in various account representative and management roles. Mr. Sweetland was appointed a Director of the Company in September 1996.

     Timothy L. Tyler, 45, term expires in 1999; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

     Ronald Elenbaas, 45, term expires in 2000; Mr. Elenbaas is President of Stryker Surgical Group, a division of Stryker Corporation. He has been employed by Stryker Corporation in various positions since 1975 and was promoted to his present position in 1986. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

     Kenneth Ledeen, 52, term expires in 2000; Mr. Ledeen is Chairman and CEO of Nevo Technologies, Inc., a Massachusetts based computer software consulting and services firm. From 1993 to 1997, Mr. Ledeen was a consultant with Covington Associates, a Massachusetts based investment advisor. From 1986 to 1993, Mr. Ledeen was President of Sigma Design, a company that developed CAD/CAM software products, and from 1980 to 1986 he served as Vice President at Computervision Corporation. Mr. Ledeen was appointed a Director of the Company in September 1996.

     William Johnston, 51, terms expires in 1998; Mr. Johnston has served since 1991 as President of Green Leaf Asset Management, a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

     Timothy J. Weatherford, 34, term expires in 1998; Mr. Weatherford has served as Vice President of the Company since September 1996. Mr. Weatherford served as Branch Manager of the Indiana office of the Company's Computer Aided Design ("CAD") Division from his hiring in April 1990 until such appointment. Prior to joining the Company, Mr. Weatherford was employed by CAD/CAM Engineering from 1987 to 1990 in various capacities and by General Motors from 1982 to 1987 in various capacities. Mr. Weatherford was appointed a Director of the Company in September 1996.

     Each member of the Board of Directors also serves on the Audit Committee of the Board of Directors. The Audit Committee recommends the engagement of the Company's independent accountants. In addition, the Audit Committee reviews comments made by the independent accountants with respect to internal controls and considers any corrective action to be taken by management; reviews internal accounting procedures and controls within the Company's financial and accounting staff; and reviews the need for any non-audit services to be provided by the independent accountants.

     Each member of the Board of Directors also serves on the Compensation Committee of the Board of Directors. The Compensation Committee recommends salaries and bonuses for officers and general managers and establishes general policies and procedures for salary and performance reviews and the granting of bonuses to other employees. It also administers the Company's 1994 Stock Option Plan (the "Plan") and the SofTech Employee Stock Purchase Plan.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 1998, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     For the 1998 fiscal year, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

        Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 1998, there were 12,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's three other most highly compensated executive officers (the "Named Executives") during or with respect to the 1996, 1997 and 1998 fiscal years for services in all capacities to the Company.

                                                        Annual Compensation                      Long Term Compensation Awards
                                                        -------------------                      -----------------------------
                                                                                  Other Annual     Securities       All Other
Name and                               Fiscal         Salary ($)     Bonus        Compensation     Underlying    Compensation ($)(2)
Principal Position                      Year            (1)           ($)              ($)         Options (#)
------------------------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland(3)                     1998         80,000           --             --                --            1,600
    President and                        1997        156,000         25,000           --                --          379,993(4)
    Chief Executive Officer              1996        156,000           --             --                --            3,120

Joseph P. Mullaney                       1998         80,000           --             --                --            1,600
    Vice President and                   1997        125,000        233,125           --             150,000          4,582
    Chief Financial Officer              1996        125,000           --             --                --            1,667

Timothy J. Weatherford(5)                1998         80,000           --             --                --            1,600
      Executive Vice                     1997         81,667         37,500         83,329(6)           --          378,531(4)
      President, Sales                   1996         30,000           --          261,998(6)           --            3,000

(1) Includes amounts deferred by Messrs. Sweetland, Mullaney, Weatherford and Naysmith under the Company's 401(k) plan.

(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

(3) Mr. Sweetland was appointed as Director, President and Chief Executive Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company.

(4) Represents 204,750 shares, fully vested, of the Company's Common Stock awarded on April 17, 1997.

(5) Mr. Weatherford was appointed as Director, Executive Vice President, Sales, in September 1996. Prior to September 1996, Mr. Weatherford served as Branch Manager of the Company's Indianapolis sales office.

(6) Represents sales commissions paid under Branch Manager Sales Compensation Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

     No stock options or stock appreciation rights ("SARs") were granted to Named Executives of the Company during fiscal year 1998.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 1998.

     The following table sets forth the shares acquired and the value realized upon exercise of stock options during the 1998 fiscal year by the President and Chief Executive Officer and each Named Executive and certain information concerning the number and value of unexercised options.

                                                                                                       Value of Unexercised
                                 Number of                                Number of Unexercised         In-the-Money Option
                               Shares Acquired       Value Realized       Options at May 31, 1998        At May 31, 1998 ($)
Name                            on  Exercise            ($)(1)           Exercisable/Unexercisable    Exercisable/Unexercisable(2)
----------------------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland                      --                   --                43,000 / ---                244,939 / ---
Timothy J. Weatherford                 --                   --                 2,500 / ---                 4,058 / ---
Joseph P. Mullaney                  180,000              758,402                --- / ---                   --- / ---

(1)  Market value on exercise date less the exercise price.

(2) Market value of underlying securities at May 31, 1998 based on a per share value of $6.063 less the aggregate exercise price.


EMPLOYMENT CONTRACTS

     The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 1998. Messrs. Sweetland and Weatherford, officers of the Company, participated in the deliberations concerning compensation of all executive officers other than themselves.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     Information concerning beneficial ownership of the Company's Common Stock, as of August 15, 1998, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 1998, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below. There were no beneficial owners of five percent or more of the Company's issued and outstanding Common Stock.

                                                                       Percentage of
                                                                     Outstanding Common
                                        Shares of Common Stock      Stock Beneficially
                                        Beneficially Owned as of        Owned as of
Name of Beneficial Owner                   August 15, 1998 (1)       August 15, 1998 (2)
-----------------------------------------------------------------------------------------
Mark R. Sweetland                              304,486(3)                  4.31%
Timothy J. Weatherford                         229,141(3)                  3.25%
Joseph P. Mullaney                             197,464                     2.80%
Jeanne Naysmith                                141,429(3)                  2.00
Andy Bristol                                    50,000                       *
William Johnston                               209,600(3)(4)               2.97%
Timothy L. Tyler                                 6,600(3)                    *
Ronald Elenbaas                                  4,600(3)                    *
Kenneth Ledeen                                   4,600(3)                    *
All Directors and executive                  1,147,920(5)                 16.26%
officers as a group (9 persons)

----------
*    Less than one percent (1%).

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2) There were 6,822,842 shares outstanding on August 15, 1998. In addition, 115,900 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 15, 1998 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.

(3) Includes shares issuable under stock options as follows: Mr. Sweetland - 43,000 shares; Mr. Weatherford - 2,500 shares; Mr. Naysmith - 50,000; Mr. Tyler - 6,600; Mr. Johnston - 4,600; Mr. Elenbaas - 4,600; Mr. Ledeen - 4,600.

(4) Includes warrants for 120,000 shares issuable in exchange for $8.00 per share.

(5) Includes 115,900 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

     As disclosed in Footnote F to the Company's 1998 Form 10-K, the Company has a subordinated note to Greenleaf Capital ("Greenleaf") in the amount of $5 million and a short-term bridge note payable to Greenleaf in the amount of $1.5 million that was used to fund the acquisition of ADRA. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf. Management.

     During fiscal 1998 Mr. Sweetland earned quarterly bonuses of $62,500. However, the Company failed to meet its minimum annual EPS goal of $.20 per share from continuing operations before taxes and the investment gain but including all bonuses. As a result, subsequent to fiscal year end Mr. Sweetland repaid the Company for $62,500 in quarterly bonuses received during the year. In addition, Mr. Sweetland executed a one year note, payable to the Company, to repay advances during fiscal year 1998 that were not earned based on annual EPS attainment below the minimum required to earn such advances.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SofTech, Inc.

                    By /S/ Joseph P. Mullaney
                Joseph P. Mullaney, Vice President
                    and Chief Financial Officer

                    Date:   September 30, 1998