Form 10-Q
period 1998-08-31
SOFTECH INC
filed 1998-10-15
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the Quarter Ended                                     Commission File Number
August 31, 1998                                                  0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
   Massachusetts                                              04-2453033

            4695 44th Street SE, Suite B-130, Grand Rapids, MI 49512
                            Telephone (616) 957-2330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_   No _____

The number of shares outstanding of registrant's common stock at August 31, 1998 was 6,829,542 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
            August 31, 1998 and May 31, 1998                               3

         Consolidated Condensed Statements of Income -
            Three Months Ended August 31, 1998 and
            August 31, 1997                                                4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended August 31, 1998 and
            August 31, 1997                                                5

         Notes to Consolidated Condensed Financial Statements              6


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-9


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                              10

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                          (dollars in thousands)
                                                            August 31,   May 31,
                                                               1998       1998
                                                             -------     -------
ASSETS

Cash and cash equivalents                                    $   538     $   429
Accounts receivable, net                                       8,945       9,290
Unbilled costs and fees                                        1,879       1,153
Inventory                                                        223         338
Prepaid expenses and other assets                              1,376         886
Deferred income taxes                                            125         125
                                                             -------     -------
Total current assets                                          13,086      12,221
                                                             -------     -------
Property and equipment, net (Note B)                           2,255       2,280
Capitalized software costs, net                               13,718      13,816
Goodwill, net                                                  6,949       7,252
Other assets                                                     499         491
                                                             -------     -------
TOTAL ASSETS                                                 $36,507     $36,060
                                                             =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable, line of credit                                 $ 3,000     $ 2,609
Accounts payable                                               3,092       2,386
Accrued expenses                                               1,854       3,805
Deferred maintenance revenue                                   2,559       3,522
Net liabilities of discontinued operations                       233         338
Current portion of capital lease obligations                     185         180
Current portion of long term debt                              3,032       6,900
                                                             -------     -------
Total current liabilities                                     13,955      19,740
                                                             -------     -------
Capital lease obligations, net of current portion                190         238
Long-term debt, net of current portion                         9,351       4,900
                                                             -------     -------
Total long-term debt                                           9,541       5,138
                                                             -------     -------
Stockholders' equity (Note B)                                 13,011      11,182
                                                             -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $36,507     $36,060
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

                                                                       Form 10-Q
                                                                          Page 4

                 SOFTECH, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                                          (in thousands, except for per share data)
                                                                    Three Months Ended
                                                          -----------------------------------------
                                                                  August 31,  August 31,
                                                                     1998        1997
                                                                  ----------  ----------
Revenue
  Products                                                         $4,389      $1,426
  Services                                                          4,649       2,968
                                                                   ------      ------
Total revenue                                                       9,038       4,394
Cost of products sold                                               1,317         842
Cost of services provided                                           2,232       1,727
                                                                   ------      ------
Gross margin                                                        5,489       1,825
Research and development expenses                                     548        --
Selling, general and administrative                                 3,668       1,620
                                                                   ------      ------
Income from operations                                              1,273         205
Interest expense                                                      413        --
Gain on available-for-sale securities                                --           253
                                                                   ------      ------
Income from operations before income taxes                            860         458
Provision for federal and state income taxes                          173          80
Net income                                                         $  687      $  378
                                                                   ======      ======
Basic net income per common share                                  $ 0.10      $ 0.07
Weighted average common shares outstanding                          6,618       5,237
Dilutive net income per common share                               $ 0.10      $ 0.07
Weighted average diluted common share equivalents outstanding       7,121       5,483


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5
              SOFTECH, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             (dollars in thousands)
                                                               Three Months Ended
                                                             August 31,   August 31,
                                                               1998         1997
                                                             ----------   ----------
Cash flows from operating activities:
  Net income                                                 $   687       $   378
                                                             -------       -------
Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                                744           319
    Gain on sale of available-for-sale securities                 --          (253)
Change in current assets and liabilities:
    Accounts receivable                                          345           650
    Unbilled costs and fees                                     (726)       (1,265)
    Inventory                                                    115           291
    Prepaid expenses and other assets                           (537)         (412)
    Accounts payable and accrued expenses                     (1,245)         (304)
    Deferred maintenance revenue                                (963)          (58)
    Net liabilities of discontinued operations                  (105)          121
                                                             -------       -------
Total adjustments                                             (2,372)         (911)
                                                             -------       -------
Net cash used by operating activities                         (1,685)         (533)
                                                             -------       -------
Cash flows from investing activities:
    Capital expenditures                                        (216)         (150)
    Proceeds from sale of available-for-sale securities         --             810
    Loans to officers                                           --            (349)
                                                             -------       -------
Net cash provided by (used) investing activities                (216)          311
                                                             -------       -------
Cash flows from financing activities:
    Proceeds from exercise of stock options                    1,062          --
    Principal payments under capital lease obligations          --             (18)
    Proceeds from senior debt financing                        9,000          --
    Repayment of subordinated debt                            (5,400)         --
    Repayment of line of credit                               (2,609)         --
                                                             -------       -------
Net cash provided by (used) by financing activities            2,053           (18)
                                                             -------       -------
Increase (decrease) in cash and cash equivalents                 152          (240)
Cash and cash equivalents, beginning of period                   429           580
                                                             -------       -------
Cash and cash equivalents, end of period                     $   581       $   340
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

(B)  Details of certain balance sheet captions are as follows:

                                                     August 31,         May 31,
                                                        1998             1998
                                                     ----------        --------

Property and equipment                                $  3,953         $  3,737
Accumulated depreciation
  and amortization                                      (1,698)          (1,457)
                                                      --------         --------
Property and equipment, net                           $  2,255         $  2,280
                                                      --------         --------


Common stock, $.10 par value                          $    727         $    679
Capital in excess of par value                          11,797           10,703
Retained earnings                                        1,969            1,282
Less treasury stock                                     (1,482)          (1,482)
                                                      --------         --------
Stockholders' equity                                  $ 13,011         $ 11,182
                                                      --------         --------

                                                                       Form 10-Q
                                                                          Page 7

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Business

As detailed in Management's Discussion and Analysis under the section "Description of the Business" in the 1998 Annual Report on Form 10-K, the Company completed two acquisitions of technology companies during the second half of fiscal 1998 that significantly changed its business model. These two technology company acquisitions were the Advanced Manufacturing Technology group ("AMT") in November 1997 and Adra Systems, Inc. ("ADRA") in May 1998. Note I to the 1998 Annual Report on Form 10-K describes these acquisitions in detail.

During the first quarter of fiscal 1998, the Company's revenue was generated primarily through the sale of Parametric Technology Corporation's ("PTC") products. The Company had disclosed in its 1997 Annual Report on Form 10-K that the loss of the PTC distribution agreement could have a material adverse impact on the business. The distribution agreement expired on September 30, 1997 and was not renewed. The acquisitions noted above provided the Company with technology of its own to market in conjunction with its services offerings and provided it with insulation from the risk noted in the 1997 Form 10-K.

The comparisons below of Q1 1999 results to Q1 1998 reflect the significant transformation of the business from the reseller business of Q1 1998 to the technology and service provider business in Q1 1999.

Results of Operations

Total revenue for the three months ended August 31, 1998 was approximately $9.0 million as compared to approximately $4.4 million for the same period in the prior fiscal year, an increase of 105.7%. Product revenue was approximately $4.4 million in the current fiscal year first quarter as compared to $1.4 million for the same period in fiscal 1998, an increase of 207.8%. Service revenue was approximately $4.6 million for the current fiscal year first quarter as compared to approximately $3.0 million for the same period in fiscal 1998, an increase of 56.6%. The increase in product and service revenue is the result of the acquisitions of AMT and ADRA. As described above, the acquisitions of these technology companies during the second half of fiscal 1998 transformed SofTech from a reseller of other companies' products to a technology and service provider. Approximately 60% of the first quarter fiscal 1999 revenue was generated from the sale of products and services related to these technology company acquisitions.

Product gross margin for the first quarter of fiscal 1999 was $3,072,000, or 70.0% of product revenue as compared to $584,000, or 41.0% of product revenue for the first quarter of fiscal 1998. The improved product gross margin in Q1 1999 was the result of the revenue generated from the sale of the Company's own software technologies which carry a gross margin of approximately 95%. This was offset somewhat by revenue generated from the sale of hardware and other companies' software technology which generally carry a gross margin of between 20% and 40% of revenue. In the first quarter of fiscal 1998 the Company's product revenue was entirely composed of sales of other companies' technology and hardware. The third party software product represented at that time carried a gross margin of about 75%, however, that relationship ended in September 1997 and was not renewed.

Service gross margin for the first quarter of fiscal 1999 was $2,417,000, or 52.0% of service revenue for the first quarter of fiscal 1999 as compared to $1,241,000, or 41.8% of service revenue for the first quarter of fiscal 1998. The improved service gross margin in the current quarter was primarily the result of the additional software maintenance revenue and services revenue generated from the acquisitions noted above. Higher margin service revenue generated from the Consulting Group which was formed in the

                                                                       Form 10-Q
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second half of fiscal 1998 to provide customers with consultative, process-oriented services also partially contributed to the improved performance.

During the first quarter of fiscal 1999, the Company expended approximately $548,000, or 6.1% of total revenue, on research and development efforts primarily related to the enhancement of its existing software technologies. These type of expenditures are related to the acquisitions of the software technology companies in the second half of fiscal 1998 as noted above. In that the Company did not own technology of its own in the first quarter of fiscal 1998 no research and development expenditures were incurred in that period.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 1999 was approximately $3,668,000, an increase of 126.4% from the first quarter fiscal 1998 expenditures of $1,620,000. SG&A amounted to 40.6% of total revenue in Q1 1999 as compared to 36.9% in the same quarter in fiscal 1998. As noted previously, with the acquisitions in the second half of fiscal 1998, the business was transformed from a reseller to a technology and service provider. The increase in SG&A in terms of both the expenditure increase and the increase as a percentage of total revenue is primarily attributable to three factors: 1) the acquisitions in the second half of fiscal 1998 which added infrastructure to the Company's existing operations; 2) increased variable compensation associated with the 200.7% increase in gross margin dollars; and 3) expansion of the Company's direct salesforce and sales support group through the opening of seven new offices, other than those offices added through the technology company acquisitions.

Income from operations for the first quarter of fiscal 1999 was $1,273,000 as compared to $205,000 for the same period in fiscal 1998, an increase of 521.0%. Net income from operations before income taxes for Q1 1999 was $860,000 as compared to $458,000 for Q1 1998, an increase of 87.8%. The Company incurred interest expense of $413,000 in the first quarter of fiscal 1999 on the debt used to finance the fiscal 1998 acquisitions noted above. The interest rate on borrowings for the first quarter 1999 averaged approximately 11.1%. The Company utilized short term, unsecured borrowing arrangements during a portion of Q1 1999 while completing its $9.0 million Senior Debt Facility in order to complete the Adra acquisition in an expedient fashion. These short-term, unsecured borrowing arrangements were more expensive than the facilities in place as of the end of Q1 1999. The Company had no debt related to continuing operations in fiscal 1998's first quarter and therefore had no interest expense. The Company recorded a gain on the sale of securities in the first quarter of fiscal 1998 of $253,000. These securities were acquired by the Company in the sale of its Network Systems Group in September 1996.

Net income for the first quarter of fiscal 1999 was $687,000 as compared to net income of $378,000 for the same period in fiscal 1998, an increase of 81.7%. Earnings per share was $.10 for the first quarter of fiscal 1999 as compared to $.07 for the same period in fiscal 1998. The Company recorded a tax provision of $173,000 in the first quarter of fiscal 1999, an effective rate of 20%. This effective rate was lower than the statutory rate due to the use of tax credits that reduce the federal taxes due. The Company believes that it will utilize all of its remaining tax credits which totaled approximately $800,000 at May 31, 1998 during fiscal 1999. The tax provision in the first quarter of fiscal 1998 was $80,000, an effective rate of 17.5%. This rate was lower than the statutory rate due to the use of net operating losses that reduce federal taxes due.

Capital Resources and Liquidity

The Company ended the first quarter of fiscal 1999 with cash of approximately $538,000, an increase of $109,000 from the May 31, 1998 cash balance of $429,000. The borrowings under the Company's senior and subordinated debt facilities described in Note F to the 1998 Annual Report on Form 10-K

                                                                       Form 10-Q
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

totaled $15,383,000 as of August 31, 1998. This represents an increase of $974,000 from the May 31, 1998 debt balance of $14,409,000. As described in Note F of the above referenced Form 10-K, during the first quarter of fiscal 1999 the Company successfully completed its $9.0 million Senior Debt Facility that replaced short term, unsecured credit agreements utilized to complete the Adra acquisition in an expedient fashion.

Net cash used by operations totaled about $1,685,000 for the quarter ended August 31, 1998. Net income adjusted for non-cash expenses generated approximately $1,431,000. Accounts receivable growth utilized approximately $381,000, an increase in prepaid expenses and other assets utilized $422,000 and decreases in various liability accounts utilized approximately $2.3 million. The increase in prepaid expenses and other assets is related to payments made in the first quarter of the fiscal year that are amortized over the full fiscal year and certain deposits required for new facilities related to the Adra acquisition. A significant portion of the decrease in liabilities was related to certain liabilities assumed or incurred in the Adra acquisition that were paid down in Q1 1999.

Investing activities utilized approximately $216,000 during the first quarter of fiscal 1999. Most of this expenditure was related to the purchase and implementation of internal financial systems that are year 2000 compliant and will improve the Company's ability to manage its diverse operations.

Financing activities generated approximately $2.0 million during the first quarter of fiscal 1999. As noted previously, the Company completed its $9.0 million Senior Debt Facility during the first quarter and utilized the proceeds to payoff its line of credit which had a balance of $2.6 million at fiscal year end 1998, the $4.4 million deferred payment related to the Adra acquisition, and $1.0 million of temporary financing from Greenleaf Capital. In addition, exercises of stock options by employees generated an additional $1,062,000 during the first quarter of fiscal 1999.

The Company is currently negotiating the conversion of the remainder of the bridge loan balance of $1.5 million and an additional capital infusion of a similar amount with Greenleaf Capital. The Company believes that this action together with the cash flow from operations will be sufficient for meeting its liquidity and capital resource needs through the end of the fiscal year.

The statements made above with respect to SofTech's outlook for fiscal 1999 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Future operating results are dependent on a number of factors, many of which are outside the control of the Company. These factors include, but are not limited to, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence to the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationship with lenders, remaining in compliance with debt covenants and the ability of the Company to attract and retain qualified personnel both in its existing markets and in new office locations. It is also dependent on market acceptance of the Company's PROSPECTORTM technology and continued revenue generated from the CADRATM product family at or near the historical rate. Approximately 25% of the CADRATM revenue has previously been generated from the Asian market and part of the future growth of the PROSPECTORTM technology revenue is anticipated from that market. It is anticipated that the growth projected from the Asian market can be replaced with better than forecasted growth from North America and Western Europe in the near term, however, prolonged instability in the Asian market could have a detrimental impact on growth in fiscal years beyond 1999.

                                                                       Form 10-Q
                                                                         Page 10

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

                                  SOFTECH, INC.


Date:   October 15, 1998                         /s/ Joseph P. Mullaney
                                                 ----------------------
                                                 Joseph P. Mullaney
                                                 Vice President
                                                 Chief Financial Officer


Date:   October 15, 1998                        /s/ Jan E. Yansak
                                                ------------------------
                                                Jan E. Yansak
                                                Controller