Form 10-Q
period 1998-11-30
SOFTECH INC
filed 1999-01-14
CIK 354260

Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the Quarter Ended                                     Commission File Number
November 30, 1998                                                        0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
   Massachusetts                                              04-2453033

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

                                 Yes _X_ No ___

The number of shares outstanding of registrant's common stock at November 30, 1998 was 7,998,623 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX


PART I.  Financial Information                                       Page Number
                                                                     -----------
     Item 1. Financial Statements

         Consolidated Condensed Balance Sheets
            November 30, 1998 and May 31, 1998                            3

         Consolidated Condensed Statements of Income -
            Three and Six Months Ended November 30, 1998 and
            November 30, 1997                                           4-5

         Consolidated Condensed Statements of Cash Flows -
            Six Months Ended November 30, 1998 and
            November 30, 1997                                             6

         Notes to Consolidated Condensed Financial Statements           7-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9-11


PART II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                           12

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        (dollars in thousands)
                                                      November 30,     May 31,
                                                          1998          1998
                                                      (unaudited)     (audited)
                                                      -----------    -----------

ASSETS

Cash and cash equivalents                               $    637       $    429

Accounts receivable, net                                   9,197          9,290

Unbilled costs and fees                                    1,270          1,153

Inventory                                                    419            338

Prepaid expenses and other assets                            963            886

Deferred income taxes                                        125            125
                                                        --------       --------

Total current assets                                      12,611         12,221
                                                        --------       --------

Property and equipment, net (Note B)                       2,470          2,280

Capitalized software costs, net                           13,324         13,816

Goodwill, net                                              6,666          7,252

Other assets                                                 506            491
                                                        --------       --------

TOTAL ASSETS                                            $ 35,577       $ 36,060
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable, line of credit                            $  3,000       $  2,609

Accounts payable                                           3,726          2,386

Accrued expenses                                           2,382          3,805

Deferred maintenance revenue                               2,064          3,522

Net liabilities of discontinued operations                   260            338

Current portion of capital lease obligations                 228            180

Current portion of long term debt                          1,449          6,900
                                                        --------       --------

Total current liabilities                                 13,109         19,740
                                                        --------       --------

Capital lease obligations, net of current portion            301            238

Long-term debt, net of current portion                     9,033          4,900
                                                        --------       --------

Total long-term debt                                       9,334          5,138
                                                        --------       --------

Stockholders' equity (Note B)                             13,134         11,182
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 35,577       $ 36,060
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

                                                                       Form 10-Q
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               (in thousands, except for per share data)
                                                                           Three Months Ended
                                                               -----------------------------------------

                                                                     November 30,      November 30,
                                                                        1998              1997
                                                                    -------------      ------------

Revenue

  Products                                                             $ 3,138            $ 1,688

  Services                                                               4,368              3,012
                                                                       -------            -------

Total revenue                                                            7,506              4,700

Cost of products sold                                                    1,445                944

Cost of services provided                                                2,489              1,720
                                                                       -------            -------

Gross margin                                                             3,572              2,036

Research and development expenses                                          784                 --

Selling, general and administrative                                      5,231              1,693
                                                                       -------            -------

Income (loss) from operations                                           (2,443)               343

Interest expense                                                           405                 --
                                                                       -------            -------

Income (loss) from operations before income taxes                       (2,848)               343

Provision for income taxes                                                  --                 20
                                                                       -------            -------

Net income (loss)                                                      $(2,848)           $   323
                                                                       =======            =======

Basic net income (loss) per common share                               $ (0.39)           $  0.06
Weighted average common shares outstanding                               7,297              5,389

Dilutive net income (loss) per common share                            $ (0.39)           $  0.06
Weighted average diluted common share equivalents outstanding            7,297              5,598


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          (in thousands, except for per share data)
                                                                                      Six Months Ended
                                                                          ----------------------------------------

                                                                              November 30,         November 30,
                                                                                  1998                1997
                                                                             -------------         ------------

Revenue

  Products                                                                     $  7,527              $  3,114

  Services                                                                        9,017                 5,980
                                                                               --------              --------

Total revenue                                                                    16,544                 9,094

Cost of products sold                                                             2,762                 1,785

Cost of services provided                                                         4,721                 3,447
                                                                               --------              --------

Gross margin                                                                      9,061                 3,862

Research and development expenses                                                 1,332                    --

Selling, general and administrative                                               8,899                 3,314
                                                                               --------              --------

Income (loss) from operations                                                    (1,170)                  548

Interest expense                                                                    818                    --

Gain on available-for-sale securities                                                --                   253
                                                                               --------              --------

Income (loss) from operations before income taxes                                (1,988)                  801

Provision for income taxes                                                          173                   100
                                                                               --------              --------

Net income (loss)                                                              $ (2,161)             $    701
                                                                               ========              ========

Basic net income per common share                                              $  (0.31)             $   0.13
Weighted average common shares outstanding                                        6,956                 5,312

Dilutive net income per common share                                           $  (0.31)             $   0.13
Weighted average diluted common share equivalents outstanding                     6,956                 5,540


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                         (dollars in thousands)
                                                                            Six Months Ended
                                                                    --------------------------------
                                                                    November 30,        November 30,
                                                                        1998                1997
                                                                    ------------        ------------

Cash flows from operating activities:
  Net income (loss)                                                    $(2,161)           $   701
                                                                       -------            -------

Adjustments to reconcile net income to
 net cash used by operating activities:
    Depreciation and amortization                                        1,732                682
    Gain on sale of available-for-sale securities                           --               (253)
Change in current assets and liabilities:
    Accounts receivable                                                     93             (1,291)
    Unbilled costs and fees                                               (117)            (1,368)
    Inventory                                                              (81)               326
    Prepaid expenses and other assets                                     (124)              (233)
    Accounts payable and accrued expenses                                  (83)               637
    Deferred maintenance revenue                                        (1,458)              (171)
    Net liabilities of discontinued operations                             (78)               (23)
                                                                       -------            -------

Total adjustments                                                         (116)            (1,694)
                                                                       -------            -------

Net cash used by operating activities                                   (2,277)              (993)
                                                                       -------            -------

Cash flows from investing activities:
    Capital expenditures                                                  (687)              (270)
    Purchase of AMT, net of cash received                                   --             (1,850)
    Purchase of Adra, net of cash received                                (144)                --
    Proceeds from sale of available-for-sale securities                     --                810
    Loans to officers                                                       --               (358)
                                                                       -------            -------

Net cash used by investing activities                                     (831)            (1,668)
                                                                       -------            -------

Cash flows from financing activities:
    Proceeds from exercise of stock options                              1,089                 --
    Proceeds of capital lease obligations                                  205
    Principal payments under capital lease obligations                     (94)               156
    Proceeds from senior debt financing                                  9,000                 --
    Repayment of senior debt                                              (375)                --
    Repayment of subordinated debt                                      (6,900)                --
    Equity financing proceeds                                            3,000                 --
    Repayment of line of credit                                         (2,609)             1,925
                                                                       -------            -------

Net cash provided by financing activities                                3,316              2,081
                                                                       -------            -------

Increase (decrease) in cash and cash equivalents                           208               (580)

Cash and cash equivalents, beginning of period                             429                580
                                                                       -------            -------

Cash and cash equivalents, end of period                               $   637            $    --
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

(B)  Details of certain balance sheet captions are as follows:

                                                November 30,      May 31,
                                                   1998            1998
                                                -----------      --------

Property and equipment                           $  4,438        $  3,737
Accumulated depreciation
  And amortization                                 (1,968)         (1,457)
                                                 --------        --------
Property and equipment, net                      $  2,470        $  2,280
                                                 --------        --------


Common stock, $.10 par value                     $    839        $    679
Capital in excess of par value                     14,647          10,703
Accumulated translation adjustment                      8              --
Retained earnings                                    (878)          1,282
Less treasury stock                                (1,482)         (1,482)
                                                 --------        --------
Stockholders' equity                             $ 13,134        $ 11,182
                                                 --------        --------


(C)  EARNINGS PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive income
     (loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent common shares outstanding. Employee stock options and stock warrants are the Company's only common stock equivalents and are included in the calculation only if dilutive.

(D)  COMPREHENSIVE INCOME

     At the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires any revenue, expenses, gains or losses that, prior to adoption, were reported separately in stockholders' equity and excluded from net earnings, to be included in other comprehensive income.

     Total comprehensive income (loss) totaled $(2,840) and $(2,153) for the second quarter and year-to-date of 1999, respectively. Comprehensive income was equal to net income for the second quarter and year-to-date of 1999. In addition to net earnings, comprehensive income (loss) included foreign currency translation gains of $8 for the second quarter and year-to-date of 1999.

                                                                       Form 10-Q
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(E)  NEW ACCOUNTING STANDARDS

     Effective June 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". The Statement requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to functionality of the delivered elements. The Statement replaces the previous method of software revenue recognition, under which a distinction was made between significant and insignificant post-shipment obligations for revenue recognition purposes. Adoption of this new accounting standard did not significantly affect the Company's results of operations for the six months ended November 30, 1998, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by the new pronouncement.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", defining which computer software costs are to be capitalized and expensed. This statement is effective fiscal year 2000 for the Company and will be implemented effective June 1, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", requiring companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. This statement is effective fiscal year 2001 for the Company. The Company does not anticipate implementation of either of these newly issued accounting pronouncements to have a material impact on its consolidated operating results or financial position.

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

     The comparisons below of the first six months of 1999 as compared to the first six months of 1998 reflect the significant transformation of the business from the reseller business of Q1 1998 to the technology and service provider business in 1999.

     Results of Operations

     Total revenue for the second quarter and year-to-date of 1999 was approximately $7.5 million and $16.5 million, respectively, as compared to $4.7 million and $9.1 million for the same periods in the prior fiscal year. This represents an increase of 59.7% and 81.9% for the three and six -month periods ended November 30, 1998 as compared to the same periods in fiscal 1998. Product revenue was $3.1 million and $7.5 million for the three and six-month periods ended November 30, 1998, respectively, as compared to $1.7 million and $3.1 million for the same periods in fiscal 1998, an increase of 85.9% and 141.7%. Service revenue was $4.4 million and $9.0 million for the three and six-month periods ended November 30, 1998, respectively, as compared to $3.0 million and $6.0 million for the same periods in fiscal 1998, an increase of 45.0% and 50.8%. The increases in product and service revenue in fiscal 1999 as compared to fiscal 1998 are due primarily to the acquisitions in November 1997 and May 1998 of AMT and ADRA as described in the Company's Form 10-K filing (Item 1 "Product and Services) for the year ended May 31, 1998. As detailed in that filing, these acquisitions contributed greatly to the evolution of the business from that of a reseller to an independent technology and service provider.

     Product gross margin was 54.0% and 63.3 % for the second quarter and year-to-date of 1999, respectively, as compared to 44.1% and 42.7% for the same periods in fiscal 1998. The improved gross margins in fiscal 1999 as compared to fiscal 1998 are due to the increase in product revenue generated from the sale of the Company's technology as a result of the acquisitions noted above. Service gross margin was 43.0% and 47.6% for the three and six-month periods ended November 30, 1998, respectively, as compared to 42.9% and 42.4% for the same periods in fiscal 1998.

     Research and development expenditures totaled approximately $784,000 and $1.3 million for the second quarter and year-to-date of 1999. There were no material research and development expenditures in the comparable periods of the prior fiscal year in that the acquisitions of the technology companies occurred in November 1997 and May 1998.

                                                                       Form 10-Q
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Selling, general and administrative expense ("SG&A) was approximately $5.2 million and $8.9 million for the second quarter and year-to-date of 1999, respectively, as compared to $1.7 million and $3.3 million for the same periods in fiscal 1998. This represents an increase of approximately 209% or the three month period ended November 30, 1998 as compared to the same period in fiscal 1998 and 169% for the six month period ended November 30, 1998 as compared to the same period in fiscal 1998. The increased SG&A expenditures in fiscal 1999 relative to fiscal 1998 were due primarily to the increased costs associated with the acquisitions of the two technology companies in the second half of fiscal 1998 noted above. The business model anticipated revenue and gross margin increases to support this increased SG&A spending. In December 1998 the Company reduced its headcount by approximately 25% in North America in order to bring the SG&A expenditures more in line with the revenue anticipated for the remainder of the fiscal year.

     Provision for income taxes were $0 and $173 for the three and six-month periods ended November 30, 1998, respectively. No benefit was recognized related to losses reported in the second quarter because the realization of these tax benefits is dependent upon the Company's ability to generate future taxable income. Provision for income taxes was $20 and $100 for the three and six month periods ended November 30, 1997, respectively, which include the benefit related to the utilization of previously unrecognized net operating loss and other credit carryforwards.

     The net loss for the second quarter and year-to-date of 1999 was approximately $2.8 million and $2.2 million, respectively, or $.39 and $.31 per share. The net income for the same periods in fiscal 1998 was approximately $323,000 and $701,000, respectively, or $.06 and $.13 per share.

     Capital Resources and Liquidity

     The Company ended the second quarter with approximately $637,000 in cash, an increase of approximately $208,000. This net increase in cash was the result of $3.3 million in cash provided from financing activities, $2.3 million used by operating activities and $831,000 used by investing activities during the six month period ended November 30, 1998.

     The significant components of the cash utilized by operating activities for the six month period ended November 30, 1998 was as follows: the net loss adjusted for non-cash expenses (depreciation and amortization) totaled $429,000, increases in current assets utilized $229,000 and decreases in current liabilities utilized approximately $1.6 million.

     The net cash utilized by investing activities was primarily related to capital expenditures for equipment.

     The net cash provided by financing activities was composed primarily of stock option exercises by employees totaling approximately $1.1 million, senior debt financing of $9.0 million in July 1998 as detailed in Note F to the Form 10-K for fiscal 1998, and $3.0 million in equity financing as detailed in the Form 8-K filed on November 4, 1998 with the Securities and Exchange Commission. These sources of funds were offset by repayments of existing debt totaling approximately $9.5 million.

     As of this filing, the Company is in compliance with its debt covenants and is current on all principal and interest payments. The total outstanding indebtedness under its senior and subordinated debt facilities and its capital lease obligations is approximately $14.0 million as of November 30, 1998 as compared to $14.8 million as of May 31, 1998. The Company has fully utilized its borrowing capacity under its $3.0 million line of credit. For the third quarter ended February 28, 1998 the Company must earn a minimum of $1,250,000 before interest and taxes to remain in compliance with its financial debt covenants under the senior debt facility. While it is the Company's expectation that, based on end of quarter backlog, sales forecasts and reduced expenditures resulting from the December staff reduction

                                                                       Form 10-Q
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     noted above, it will attain this profitability requirement, failure to do so could result in default under the senior debt facility.

     The statements made above with respect to SofTech's outlook for fiscal 1999 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence to the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationship with lenders, remaining in compliance with debt covenants and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission dated October 26, 1998 providing information regarding the issuance of shares in a private placement to Greenleaf Asset Management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   January 14, 1999                          /s/ Joseph P. Mullaney
                                                  ------------------------------
                                                      Joseph P. Mullaney
                                                      Vice President
                                                      Chief Financial Officer


Date:   January 14, 1999                          /s/ Jan E. Yansak
                                                  ------------------------------
                                                      Jan E. Yansak
                                                      Controller