Form 10-Q
period 1999-02-28
SOFTECH INC
filed 1999-04-14
CIK 354260

Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

   For the Quarter Ended                                  Commission File Number
   February 28, 1999                                                     0-10665

                                  SOFTECH, INC.

   State of Incorporation                            IRS Employer Identification
      Massachusetts                                          04-2453033

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

                                 Yes _X_  No ____

The number of shares outstanding of registrant's common stock at March 31, 1999 was 8,000,289 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
            February 28, 1999 and May 31, 1998                             3

         Consolidated Condensed Statements of Income -
            Three and Nine Months Ended February 28, 1999 and
            February 28, 1998                                            4-5

         Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended February 28, 1999 and
             February 28, 1998                                             6

         Notes to Consolidated Condensed Financial Statements            7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-11


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                              12

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        (dollars in thousands)
                                                       February 28,    May 31,
                                                          1999          1998
                                                      (unaudited)     (audited)
                                                      -----------     ---------
ASSETS

Cash and cash equivalents                               $ 1,393      $   429

Accounts receivable, net                                  9,912        9,290

Unbilled costs and fees                                   1,834        1,153

Inventory                                                   310          338

Prepaid expenses and other assets                         1,120          886

Deferred income taxes                                       125          125
                                                        -------      -------

Total current assets                                     14,694       12,221
                                                        -------      -------

Property and equipment, net (Note B)                      1,844        2,280

Capitalized software costs, net                          13,043       13,816

Goodwill, net                                             6,392        7,252

Other assets                                                514          491
                                                        -------      -------

TOTAL ASSETS                                            $36,487      $36,060
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable, line of credit                            $ 3,000      $ 2,609

Accounts payable                                          4,050        2,386

Accrued expenses                                          1,701        3,805

Deferred maintenance revenue                              3,247        3,522

Net liabilities of discontinued operations                  234          338

Current portion of capital lease obligations                220          180

Current portion of long term debt                         1,451        6,900
                                                        -------      -------

Total current liabilities                                13,903       19,740
                                                        -------      -------

Capital lease obligations, net of current portion           254          238

Long-term debt, net of current portion                    8,670        4,900
                                                        -------      -------

Total long-term debt                                      8,924        5,138
                                                        -------      -------

Stockholders' equity (Note B)                            13,660       11,182
                                                        -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $36,487      $36,060
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

                                                                       Form 10-Q
                                                                          Page 4

                 SOFTECH, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                                        (in thousands, except for per share data)
                                                                   Three Months Ended
                                                         ----------------------------------------
                                                               February 28,  February 28,
                                                                   1999          1998
                                                               ------------  ------------
Revenue

  Products                                                         $4,339      $2,760

  Services                                                          4,515       2,437
                                                                   ------      ------

Total revenue                                                       8,854       5,197

Cost of products sold                                               1,244       1,059

Cost of services provided                                           1,412       1,309
                                                                   ------      ------

Gross margin                                                        6,198       2,829

Research and development expenses                                   1,414        --

Selling, general and administrative                                 3,866       2,445
                                                                   ------      ------

Income from operations                                                918         384

Interest expense                                                      368        --
                                                                   ------      ------

Income from operations before income taxes                            550         384

Provision for income taxes                                           --            11
                                                                   ------      ------

Net income                                                         $  550      $  373
                                                                   ======      ======

Basic net income per common share                                  $ 0.07      $ 0.06
Weighted average common shares outstanding                          7,999       5,935

Diluted net income per common share                                $ 0.07      $ 0.06
Weighted average diluted common share equivalents outstanding       8,220       6,403


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        (in thousands, except for per share data)
                                                                   Nine Months Ended
                                                         ----------------------------------------
                                                                 February 28,  February 28,
                                                                     1999          1998
                                                                 ------------  ------------
Revenue
  Products                                                         $ 11,866       $  5,874

  Services                                                           13,532          8,417
                                                                   --------       --------

Total revenue                                                        25,398         14,291

Cost of products sold                                                 4,005          2,844

Cost of services provided                                             6,133          4,757
                                                                   --------       --------

Gross margin                                                         15,260          6,690

Research and development expenses                                     2,628           --

Selling, general and administrative                                  12,884          5,759
                                                                   --------       --------

Income (loss) from operations                                          (252)           931

Interest expense                                                      1,186           --

Gain on available-for-sale securities                                  --              253
                                                                   --------       --------

Income (loss) from operations before income taxes                    (1,438)         1,184

Provision for income taxes                                              173            111
                                                                   --------       --------

Net income (loss)                                                  $ (1,611)      $  1,073
                                                                   ========       ========

Basic net income (loss) per common share                           $  (0.23)      $   0.19
Weighted average common shares outstanding                            6,956          5,515

Diluted net income (loss) per common share                         $  (0.23)      $   0.18
Weighted average diluted common share equivalents outstanding         6,956          5,807


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            (dollars in thousands)
                                                               Nine Months Ended
                                                           --------------------------
                                                           February 28,  February 28,
                                                               1999          1998
                                                           ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                          $(1,611)      $ 1,073
                                                             -------       -------

Adjustments  to  reconcile  net  income  (loss)
  to net cash  used by  operating  activities:
    Depreciation and amortization                              2,689         1,066
    Gain on sale of available-for-sale securities               --            (253)
Change in current assets and liabilities:
    Accounts receivable                                         (622)       (1,610)
    Unbilled costs and fees                                     (681)       (2,066)
    Inventory                                                     28           389
    Prepaid expenses and other assets                           (315)           (1)
    Accounts payable and accrued expenses                       (544)          536
    Deferred maintenance revenue                                (275)         (275)
    Net liabilities of discontinued operations                  --             206
                                                             -------       -------

Total adjustments                                                280        (2,008)
                                                             -------       -------

Net cash used by operating activities                         (1,331)         (935)
                                                             -------       -------

Cash flows from investing activities:
    Capital expenditures                                        (925)         (652)
    Purchase of AMT, net of cash received                       --          (1,915)
    Purchase of Adra, net of cash received                      (112)         --
    Proceeds from sale of available-for-sale securities         --             810
    Proceeds from sale of building                               438          --
    Loans to officers                                           --            (368)
                                                             -------       -------

Net cash used by investing activities                           (599)       (2,125)
                                                             -------       -------

Cash flows from financing activities:
    Proceeds from exercise of stock options                    1,097            10
    Proceeds of capital lease obligations                        205          --
    Principal payments under capital lease obligations          (149)          112
    Proceeds from senior debt financing                        9,000          --
    Repayment of senior debt                                    (750)         --
    Repayment of subordinated debt                            (6,900)         --
    Equity financing proceeds                                  3,000          --
    Net borrowings (repayment) of line of credit              (2,609)        2,464
                                                             -------       -------

Net cash provided by financing activities                      2,894         2,586
                                                             -------       -------

Increase (decrease) in cash and cash equivalents                 964          (474)

Cash and cash equivalents, beginning of period                   429           580
                                                             -------       -------

Cash and cash equivalents, end of period                     $ 1,393       $   106
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

(B)  Details of certain balance sheet captions are as follows:

                                                   February 28,    May 31,
                                                      1999          1998
                                                    --------      --------

     Property and equipment                         $  4,687      $  3,737
     Accumulated depreciation
       And amortization                               (2,843)       (1,457)
                                                    --------      --------
     Property and equipment, net                    $  1,844      $  2,280
                                                    --------      --------


     Common stock, $.10 par value                   $    839      $    679
     Capital in excess of par value                   14,650        10,703
     Accumulated translation adjustment                  (18)         --
     Retained earnings                                  (329)        1,282
     Less treasury stock                              (1,482)       (1,482)
                                                    --------      --------
     Stockholders' equity                           $ 13,660      $ 11,182
                                                    --------      --------

     At the Company's Annual Meeting on December 11, 1998, the Company's Articles of Incorporation were amended to increase the authorized common shares from 10 million to 20 million.

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

     Total comprehensive income (loss) totaled $576 and $(1,593) for the third quarter and year-to-date of 1999, respectively. Comprehensive income was equal to net income for the third quarter and year-to-date of 1998. In addition to net earnings, comprehensive income (loss) included foreign currency translation gains of $(26) and $(18) for the third quarter and year-to-date of 1999, respectively.

                                                                       Form 10-Q
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(E)  NEW ACCOUNTING STANDARDS

     Effective June 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". The Statement requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to functionality of the delivered elements. The Statement replaces the previous method of software revenue recognition, under which a distinction was made between significant and insignificant post-shipment obligations for revenue recognition purposes. Adoption of this new accounting standard did not significantly affect the Company's results of operations for the six months ended February 28, 1999, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by the new pronouncement.

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

The comparisons below of the first nine months of 1999 as compared to the first nine months of 1998 reflect the significant transformation of the business from the reseller business of Q1 1998 to the technology and service provider business in 1999.

Results of Operations

Total revenue for the third quarter and year-to-date of 1999 was approximately $8.9 million and $25.4 million, respectively, as compared to $5.2 million and $14.3 million for the same periods in the prior fiscal year. This represents an increase of 70.4% and 77.7% for the three and nine-month periods ended February 28, 1999 as compared to the same periods in fiscal 1998. Product revenue was $4.3 million and $11.9 million for the three and nine-month periods ended February 28, 1999, respectively, as compared to $2.8 million and $5.9 million for the same periods in fiscal 1998, an increase of 57.2% and 102.0%. Service revenue was $4.5 million and $13.5 million for the three and nine-month periods ended February 28, 1999, respectively, as compared to $2.4 million and $8.4 million for the same periods in fiscal 1998, an increase of 85.3% and 60.8%. The increases in product and service revenue in fiscal 1999 as compared to fiscal 1998 are due primarily to the acquisitions in November 1997 and May 1998 of AMT and ADRA as described in the Company's Form 10-K filing (Item 1 "Product and Services) for the year ended May 31, 1998. As detailed in that filing, these acquisitions contributed greatly to the evolution of the business from that of a reseller to an independent technology and service provider.

Product gross margin was 71.3% and 66.2 % for the third quarter and year-to-date of 1999, respectively, as compared to 61.6% and 51.6% for the same periods in fiscal 1998. The improved gross margins in fiscal 1999 as compared to fiscal 1998 are due to the increase in product revenue generated from the sale of the Company's technology as a result of the acquisitions noted above. Service gross margin was 68.7% and 54.7% for the three and nine-month periods ended February 28, 1999, respectively, as compared to 46.3% and 43.5% for the same periods in fiscal 1998. The improved service gross margins are due primarily to the amortization of software maintenance revenue in fiscal 1999 related to the two technology acquisitions completed in the second half of fiscal 1998 as noted previously.

Research and development expenditures totaled approximately $1.4 million and $2.6 million for the third quarter and year-to-date of 1999. There were no material research and development expenditures in the comparable periods of the prior fiscal year in that the acquisitions of the technology companies occurred in November 1997 and May 1998. Form 10-Q Page 10

                                                                       Form 10-Q
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expense ("SG&A) was approximately $3.9 million and $12.9 million for the third quarter and year-to-date of 1999, respectively, as compared to $2.4 million and $5.8 million for the same periods in fiscal 1998. This represents an increase of approximately 58.1% for the three month period ended February 28, 1999 as compared to the same period in fiscal 1998 and 123.7% for the nine-month period ended February 28, 1999 as compared to the same period in fiscal 1998. The increased SG&A expenditures in fiscal 1999 relative to fiscal 1998 were due primarily to the increased costs associated with the acquisitions of the two technology companies in the second half of fiscal 1998 noted above. SG&A as a percent of revenue was 43.7% and 50.7% for the three and nine-month periods ended February 28, 1999, respectively, as compared to 47.0% and 40.3% for the three and nine-month periods ended February 28, 1998, respectively. As previously announced the Company reduced headcount in North America in December 1998 to bring SG&A expense more in line with actual revenue.

Interest expense was $368,000 and $1.2 million for the three and nine-month periods ended February 28, 1999. The interest expense relates primarily to monies borrowed to complete the acquisition of Adra Systems in May 1998 as noted above. There was no interest expense incurred in fiscal 1998 related to the continuing operations.

Provision for income taxes were $0 and $173,000 for the three and nine-month periods ended February 28, 1999, respectively. No benefit was recognized related to the current year loss because the realization of these tax benefits is dependent upon the Company's ability to generate future taxable income. Provision for income taxes was $11,000 and $111,000 for the three and nine-month periods ended February 28, 1998, respectively, which include the benefit related to the utilization of previously unrecognized net operating loss and other credit carryforwards.

The net income (loss) for the third quarter and year-to-date of 1999 was approximately $550,000 and $(1.6) million, respectively, or $.07 and $(.23) per share. The net income for the same periods in fiscal 1998 was approximately $373,000 and $1.1 million, respectively, or $.06 and $.18 per share.

Capital Resources and Liquidity

The Company ended the third quarter of fiscal 1999 with approximately $1.4 million in cash, an increase of approximately $1.0 million from year-end 1998. This net increase in cash was the result of $2.9 million in cash provided by financing activities, $1.3 million used by operating activities and $599,000 used by investing activities during the nine-month period ended February 28, 1999.

The significant components of the cash utilized by operating activities for the nine month period ended February 28, 1999 were as follows: the net loss adjusted for non-cash expenses (depreciation and amortization) totaled $1,079,000, increases in current assets utilized $1,590,000 and decreases in current liabilities utilized approximately $820,000.

The net cash utilized by investing activities was primarily related to capital expenditures for equipment that were partially offset by the proceeds from the sale of a building that was no longer in use by the Company.

The net cash provided by financing activities was composed primarily of stock option exercises by employees totaling approximately $1.1 million, senior debt financing of $9.0 million in July 1998 as detailed in Note F to the Form 10-K for fiscal 1998, and $3.0 million in equity financing as detailed in the Form 8-K filed on November 4, 1998 with the Securities and Exchange Commission. These sources of funds were offset by repayments of existing debt totaling approximately $10.3 million.

                                                                       Form 10-Q
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The total outstanding indebtedness under its senior and subordinated debt facilities and its capital lease obligations is approximately $13.6 million as of February 28, 1999 as compared to $14.8 million as of May 31, 1998. The Company has fully utilized its borrowing capacity under its $3.0 million line of credit. As of this filing the Company is current on all principal and interest payments due under its senior and subordinated credit agreements including the $375,000 principal payment made subsequent to the quarter ended February 28, 1999.

As previously disclosed in the 1998 Annual Report filed on Form 10-K and in the Form 10-Q filed for the quarter ended November 30, 1998, the Company's Senior Debt Facility required a minimum EBIT (earnings before interest and taxes) for the third quarter of $1,250,000. The Company reported EBIT of $918,000 for the third quarter of FY99 and is therefore in default of the Senior Debt Facility. The Company is in discussions with the Senior Lender to enter into a forbearance agreement to allow sufficient time to refinance the debt with an alternative lender. In that regard the Company entered into a preliminary agreement with an alternative lender and is reasonably optimistic that it can refinance the Senior Lender's Debt on or before May 31, 1999.

The statements made above with respect to SofTech's outlook for fiscal 1999 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence to the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationship with lenders while completing the refinancing of the senior lender and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three-month period ended February 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date:    April 14, 1999                           /s/ Joseph P. Mullaney
                                                  ------------------------------
                                                  Joseph P. Mullaney
                                                  Vice President
                                                  Chief Financial Officer


Date:   April 14, 1999                            /s/ Jan E. Yansak
                                                  ------------------------------
                                                  Jan E. Yansak
                                                  Controller