Form 10-K
period 1999-05-31
SOFTECH INC
filed 1999-08-30
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                         Commission file number 0-10665

                                  SofTech, Inc.
             (Exact name of registrant as specified in its charter)

                Massachusetts                            04-2453033
                -------------                            ----------
       (State or other jurisdiction of                 (IRS Employer
        Incorporation or organization)             Identification Number)

           4695 44th Street S.E., Suite B-130, Grand Rapids, MI 49512
           ----------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (616) 957-2330

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $12,549,000 as of August 20, 1999. On August 20, 1999 the registrant had outstanding 8,150,289 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive proxy statement to be filed in connection with the registrant's 1999 annual meeting are incorporated by reference into Part III of this report, to the extent set forth in said Part III.

PART I

ITEM 1 - BUSINESS

THE COMPANY

      SofTech, Inc. was formed in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a subsequent offering in December 1982.

      From inception until the disposition of the Government Systems Division in December 1993, the Company's primary business was that of custom software development for the U.S. Government, primarily the Department of Defense.

      Today, SofTech is a leading provider of Design through Manufacturing Technologies and Services. It offers software technology of its own to the 2D Computer Aided Design ("CAD") and the Computer Aided Manufacturing ("CAM") markets, partners with 3D and Product Data Management ("PDM") technology companies, provides hardware and a full array of services offerings in order to bring complete solutions to its customers' mechanical engineering problems. The Company believes that this "one-stop-shopping" concept is important to many of its customers. The following is a brief synopsis of how the Company evolved over the last three fiscal years from a reseller to a technology and services solution provider.

      In June 1996 the Company developed a strategy to focus all of its resources on the CAD/CAM and PDM marketplace. An important part of implementing that strategy was to dispose of all unrelated businesses through sale or otherwise. This focus was completed with the sale of the Company's Network Systems Group ("NSG") in September 1996 and the distribution of the net proceeds from that sale in the form of dividends (return of capital) to shareholders in December 1996 and June 1997 totaling approximately $2.56 per share.

      As of June 1996 the Company's CAD/CAM and PDM business was that of marketing and supporting the sale of Parametric Technology Corporation's (NASDAQ:PMTC) Pro/ENGINEER family of software offerings. The Company had been one of the largest distributors of PMTC's products since the introduction of Pro/ENGINEER in 1988. The Company had been notified (as had all of PMTC's distributors) that as of September 30, 1996 it would no longer be allowed to market the Pro/ENGINEER software. All PMTC distributors would instead be focused on marketing a newly introduced mid-range software offering named PT/Modeler. The capability and the pricing of this product was described in detail in the Company's 1997 Form 10-K filing in "ITEM 1 - BUSINESS" under the caption "PRODUCT TRANSITION". The Company signed a distribution agreement for PT/Modeler in July 1996 and marketed that product through September 30, 1997, at which time the distribution agreement terminated and was not renewed.

      PMTC's decision in 1996 to terminate its distributors' right to sell the Pro/ENGINEER family of products caused a significant detrimental impact on the business model of the Company. Instead of marketing a $20,000 per unit Pro/ENGINEER software package that was sold primarily on a $20,000 UNIX workstation and brought with it a $10,000 services contract, the Company was marketing a $4,000 software package that operated only on an Intel based personal computer.

      In December 1996 and in February 1997 the Company completed two acquisitions of CAD/CAM services-only businesses. The Company also opened 5 new offices in 5 new states to broaden its geographic reach in the U.S. market. By the end of fiscal 1997 the Company had 11 offices in 10 states in the U.S.

      In November 1997 the Company acquired the Advanced Manufacturing Technology group ("AMT") from CIMLINC Incorporated. This group possessed 2D CAD technology, an installed base and a newly introduced CAM technology product called PROSPECTOR(TM). This technology acquisition was followed by the acquisition of Adra Systems, Inc. in May 1998. Adra also had a 2D CAD technology, an installed base of approximately 20,000 seats and a recurring service business. In January 1998 the Company also signed a distribution agreement with Structural Dynamics Research Corporation (NASDAQ:SDRC) to market its 3D CAD products throughout North America. Lastly, during fiscal 1998 the Company acquired another CAD/CAM services-only business and an SDRC distributor. By the end of fiscal 1998 the Company had 25 offices in 16 states in the U.S., 4 offices in Western Europe and indirect distribution for its technology in Asia.

      In March 1999, the Company signed a distribution agreement with think3, Inc., a privately held start up company. think3's product is a mid-range solid modeling solution targeted to a fast growing segment of the mechanical CAD marketplace. Its solid modeling solution is NT based and is sold on a subscription basis rather than a licensing arrangement. SofTech has developed an interface between its 2D technology and the think3 solid modeling solution. It is expected that the think3 solution will complement SofTech's own technology but it is not expected that this arrangement will have a significant impact on SofTech's revenue or profitability in the next year.

      Today, the mechanical CAD market place is composed of approximately 1 million 2D users and 400,000 high-end 3D users. AutoCAD is the dominant 2D system in use. Primarily four technology providers, PTC, SDRC, Unigraphics and Dassault, share the 3D user base. In 1996, Solidworks Corporation introduced a 3D solid modeling product that was developed for the NT operating platform and was priced substantially below the popular high-end 3D systems available at that time. Since its introduction, Solidworks has shipped approximately 35,000 units. That success has resulted in the introduction of several other midrange products and has forced the high-end modelers to reduce unit price and unbundle their technology.

      It is anticipated that over the next several years many of the 1 million 2D users will begin to add 3D capability given the ease of use and affordability available in today's technologies. The think3 agreement provides the Company a mid-range solid modeling solution to offer its 2D users that wish to add that capability.

PRODUCTS AND SERVICES

      As noted above, the Company has evolved over the last three years through seven acquisitions and internal expansion from a distributor of PMTC's products into an independent technology and services entity. This transition has made it difficult to draw comparisons from period to period.

      The following table is meant to help clarify this transition by detailing the components of product revenue by fiscal year. Product revenue was composed of the following (000's):

                                            1999      1998      1997      1996
                                            ----      ----      ----      ----

SofTech software (AMT & Adra)             $ 8,815    $3,023    $   --    $    --
Hardware                                    3,141     4,286     6,212      6,717
PMTC software                                  --       612     2,442      2,895
Other 3rd party software                    2,324       731       675        682
                                          -------    ------    ------    -------

Total product revenue                     $14,280    $8,652    $9,329    $10,294
                                          =======    ======    ======    =======

      In fiscal 1996 and 1997 the Company's product revenue was derived almost exclusively from the sale of PMTC software (Pro/ENGINEER) and hardware. The hardware sold in those periods was high-end workstations with gross margins in excess of 30% driven primarily by the sale of the Pro/ENGINEER software. Sales of Pro/ENGINEER software and related high-end workstation carried into fiscal year 1997 (the distribution agreement for Pro/ENGINEER ended September 30, 1996). The shift in October 1996 to sales of the mid-range software offering of PMTC which runs on an Intel based hardware platform caused a reduction in revenue derived from both software and hardware and was the reason for the 9% decrease overall in product revenue from fiscal 1996 to 1997. In fiscal 1998, the PT/Modeler distribution agreement with PMTC terminated in September 1997 and the revenue from that product ceased. The full impact of the shift to PT/Modeler and Intel based hardware can be seen in the 31% decline in hardware revenue in fiscal 1998 as compared to 1997. The acquisitions of AMT and ADRA by the Company during fiscal 1998 replaced the lost revenue from PMTC software and hardware from fiscal 1996 and 1997.

      For fiscal 1999, revenue derived from the sale of SofTech owned technology was 62% of product revenue, up from 35% in fiscal 1998. Hardware revenue declined 27% from fiscal 1998 to 1999 as that component of revenue has become less important to the Company's business model. Other third party software increased nearly three times from fiscal 1998 levels to equal the amount of software revenue generated from the sale of PMTC software in fiscal 1997.

      The components of service revenue have also changed dramatically as a result of the changes detailed above. Service revenue was composed of the following (000's):

                                                  1999     1998    1997    1996
                                                  ----     ----    ----    ----
Consulting, discreet services and training      $ 6,448  $ 6,231  $2,228  $  726
Maintenance of AMT and ADRA software              8,580    2,142      --      --
Hardware and 3rd party software maintenance       1,249    2,954   3,147   2,638
                                                -------  -------  ------  ------

Total service revenue                           $16,277  $11,327  $5,375  $3,364
                                                =======  =======  ======  ======

      The changes in the make-up of the business are also quite evident when the components of service revenue are detailed as in the above table over the last four years. In fiscal 1996, the service revenue was composed primarily of hardware and 3rd party software maintenance (PMTC software maintenance primarily). The discreet service revenue generated in fiscal 1996 was, for the most part, related to the sale of the Pro/ENGINEER software. With the acquisition of the two services-only businesses in fiscal 1997, the consulting, discreet services and training revenue more than tripled from fiscal 1996 and is responsible for the 60% overall growth in service revenue. This consulting, discreet services and training revenue nearly tripled again from fiscal 1997 to 1998 as the 1997 acquisitions contributed for the full year 1998 and was the primary reason for the service revenue growth of 111% from fiscal 1997 to 1998. This component of revenue increased only about 3% from fiscal 1998 to 1999 as the businesses were integrated into the Company and greater focus was brought to bear on performing higher margin consulting services rather than lower margin design services. Maintenance of SofTech owned technology generated about 53% of fiscal 1999 service revenue as the full year maintenance revenue was included in fiscal 1999 as compared to fiscal 1998's partial year for each product line from the acquisition dates forward. The maintenance revenue generated from hardware and 3rd party software agreements declined slightly from fiscal 1997 to 1998 and by about 58% from fiscal 1998 to 1999 due to the termination of the PMTC distribution agreement.

COMPETITION

      The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2 D-software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk and MicroCADAM. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as PMTC, Dassault, Unigraphics and SolidWorks that all possess some level of 2D drafting capability. These companies all have financial resources far in excess of those of the Company.

      The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. While the large CAD companies such as PMTC, Dassault, SDRC and AutoDesk have modules that compete in this market, none focus exclusively on CAM technology.

      The service offerings of the Company which include consulting, training, discreet engineering services and contract placement compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

      As of May 31, 1999, the Company employed 170 persons. These employees were distributed over functional lines as follows: Sales = 34; Product Development = 40; Engineers = 63; General and Administrative = 33.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

      Backlog as of May 31, 1999 and 1998 was approximately $1,316,000 and $243,000, respectively. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $4,725,000 and $3,522,000 at May 31, 1999 and 1998, respectively. Given the short time period between receipt of order and delivery, on average less than 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

      With the acquisitions of the software technologies of AMT and ADRA, the Company now has approximately 40 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 1999 and 1998 the Company incurred research and development expense of approximately $5,520,000 and $350,000, respectively, related to the continued development of technology. The Company's ability to continue to maintain the ADRA software so it is compatible with the other 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success. The Company expects to incur research and development expenditures of approximately $6 million in fiscal 2000.

CUSTOMERS

      No single customer accounted for more than 10% of the Company's revenue in fiscal 1999, 1998, or 1997. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

      Name                    Age   Position
      --------------------------------------------------------------------------
      Mark R. Sweetland        50   President and Chief Executive Officer,
                                      Director
      Timothy J. Weatherford   34   Executive Vice President, Sales, Director
      Joseph P. Mullaney       42   Vice President, Treasurer and Chief
                                      Financial Officer

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

      Following is biographical information with respect to the Executive Officer not identified in the Proxy Statement:

      Joseph P. Mullaney was appointed Vice President, Treasurer, and Chief Financial Officer of the Company in November 1993. He started with the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand LLP (now PriceWaterhouseCoopers LLP) as an auditor in various staff and management positions.

ITEM 2 - PROPERTIES

      The Company leases office space in Grand Rapids and Bloomfield Hills, Michigan; Tewksbury, Massachusetts; Indianapolis, Indiana; Milwaukee, Wisconsin; Cincinnati and Cleveland, Ohio; Yardley, Pennsylvania; Austin and Houston, Texas; Maitland, Florida; Windsor, Ontario; Lenexa, Kansas; Nottingham, England, Ismaning, Germany and Milan, Italy. The total space leased for these locations is approximately 95,000 square feet. The fiscal 1999 rent was approximately $1,042,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

      In July 1999, the Company settled its litigation brought against it by PMTC in March 1998. This litigation was described in the Company's 1998 Annual Report on Form 10-K under Item 3 - Litigation. Under the terms of the settlement agreement, the Company agreed to, among other things, limit its training activities with respect to PMTC products and both companies agreed not to pursue their respective claims against each other.

      On June 25, 1997, the Company served notice to Data Systems Network Corporation ("DSNC") in accordance with the Asset Purchase Agreement that the Company had incurred losses as a result of DSNC's breach of the provisions of the Asset Purchase Agreement and the Registration Rights Agreement.

      On June 16, 1998, plaintiff Data Systems Network Corporation ("DSNC") filed suit in the Circuit Court in the County of Oakland, Michigan alleging that the Company wrongfully retained amounts of money due DSNC pursuant to the Asset Purchase Agreement, that the Company owes DSNC outstanding rent under a sublease agreement, has failed to pay invoices for work completed by DSNC and that certain financial software sold by the Company to DSNC in the transaction was not working properly. The Complaint alleges breach of contract, conversion, unjust enrichment and fraud. The Company has filed a Demand for Arbitration pursuant to the Asset Purchase Agreement, and discovery in the arbitration matter is proceeding. The Company intends to pursue its claims through the arbitration process against DSNC and to vigorously defend itself against the counterclaims for which it believes it has meritorious defenses.

      On January 29, 1999 claimant CIMLINC Incorporated ("CIMLINC") sought a demand for arbitration pursuant to the Asset Purchase Agreement between CIMLINC, Inc., CIMLINC, Ltd., CIMLINC GmbH and the Company. In its demand, CIMLINC claims entitlement based on an alleged failure of SofTech to register stock received in the acquisition transaction, receivables allegedly due to CIMLINC, royalty payments and an alleged failure to assume and pay certain liabilities of CIMLINC, and other relief, including costs and fees. Discovery in the case has begun and the arbitration hearing is scheduled for September 29, 1999.

      Management believes that amounts accrued at May 31, 1999 for matters discussed above are sufficient to cover resulting settlements and costs and does not anticipate a material impact on the financial position or results of operations of the Company beyond such amounts accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the Stockholders of SofTech.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

      The Company's common stock trades on the NASDAQ Stock Market under the symbol "SOFT". At May 31, 1999, there were approximately 296 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents, that totaled approximately 5.2 million shares, or 63% of outstanding shares. The table below sets forth quarterly high and low bid prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                  1999                          1998
                                  ----                          ----
                           High            Low           High           Low
                      ----------------------------------------------------------
First Quarter             8              2 7/8           3 5/8         1 1/2
Second Quarter            4 1/4          2 7/8           2 1/2         1 7/16
Third Quarter             4 1/4          1 15/16         3 3/8         2 1/4
Fourth Quarter            2 11/16        1 15/16         7 7/8         3 1/8

      The Company distributed the net proceeds from the sale of its Network Systems Group in the form of two distributions. On December 30, 1996, the Company made a distribution of cash at a rate of $1.50 per share to its shareholders of record on December 26, 1996. On June 6, 1997, the second installment was in the form of DSN shares at a rate of approximately 0.1031 for each share of SofTech owned on the record date of May 23, 1997. All fractional shares were paid in cash at the assumed market price of $10.00 per share. It is anticipated that these distributions will qualify for treatment as a distribution in partial liquidation pursuant to Section 302(b)(4) of the Internal Revenue Code of 1986, as amended. See note H to the Consolidated Financial Statements of the Company included herein. The Company has not paid any other cash dividends in the past and it does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

      The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                               Fiscal Year
(in thousands, except per share data)       1999       1998       1997       1996      1995
----------------------------------------------------------------------------------------------
Revenue from continuing operations        $30,557    $19,979    $14,704    $13,658    $10,403

Income (loss) from continuing operations   (5,750)     1,334      2,282       (456)       (18)

Diluted earnings per share:

    Income (loss) from continuing
    operations                               (.77)       .22        .50       (.11)       .00
    Net income (loss)                        (.77)       .22        .09      (1.44)      (.60)

Basic earnings per share:

    Income (loss) from continuing
    operations                               (.77)       .23        .52       (.11)      (.00)
    Net income (loss)                        (.77)       .23        .10      (1.44)      (.60)

Weighted average number of shares
outstanding - diluted                       7,485      6,114      4,530      4,076      3,848
Weighted average number of shares
Outstanding - basic                         7,485      5,711      4,410      4,076      3,848

Working capital (deficit)                   1,491     (7,519)     2,920     12,191     17,929

Total assets                               32,669     36,060     10,152     17,037     23,505

Total liabilities                          22,988     24,878      3,315      2,080      2,811

Stockholders' equity                        9,681     11,182      6,837     14,957     20,694

      Note: The results for fiscal year 1999 and 1998 include the effect of the acquisitions of the AMT division of CIMLINC Incorporated and the ADRA business of MatrixOne, Inc. in November and May of fiscal 1998, respectively. The results for fiscal years 1998 and 1997 include an investment gain on the disposal of DSN shares of approximately $253,000 and $2.1 million, respectively. The results for fiscal years 1998 and 1997 include the effect of the acquisitions of Computer Graphics Corporation and Ram Design and Graphics Corp. in December and February of fiscal 1997, respectively. See Note I to the Consolidated Financial Statements included herein for certain pro forma information related to these acquisitions.

      The financial information for fiscal 1996 and prior fiscal years have been restated to reflect the operating results of the Network Systems Group as a discontinued operation. Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-K contains forward-looking statements. The words "believe", "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These statements include statements regarding the Company's intent, belief or current expectations. You are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, market acceptance of the Company's PROSPECTOR(TM) technology, continued revenue generated from the CADRA(TM) product family, the ability to continue to assimilate the acquisitions into the Company, the ability of senior management to manage the expected growth and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations. Approximately 25% of the CADRA(TM) revenue has previously been generated from the Asian market and part of the future growth of the PROSPECTOR(TM) technology revenue is anticipated from that market.

INCOME STATEMENT ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 1999. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 1999 is presented.

                                                                           Percentage change
                                    Items as a percentage of revenue         year to year
                                        1999       1998      1997    1998 to 1999   1997 to 1998
                                 -----------------------------------------------------------------
Revenue
        Products                        46.7%      43.3%     63.4%       65.0%          (7.3)%
        Services                        53.3       56.7      36.6        43.7          110.7
                                       -----      -----     -----
Total revenue                          100.0      100.0     100.0        52.9           35.9

Cost of sales
        Products                        15.2       18.6      41.7        25.0          (39.6)
        Services                        25.2       32.6      25.5        19.5           73.9
                                       -----      -----     -----
Total cost of sales                     40.4       51.2      67.2        21.5            3.5

Gross margin
        Products                        67.5       57.1      34.3        95.1           54.6
        Services                        52.6       43.0      30.3        75.7          201.9
Total gross margin                      59.6       49.1      32.8        85.5          104.1

S.G.& A., including R&D                 73.0       41.8      31.8       167.0           79.4

Gain on investments                       --        1.3      14.5      (100.0)         (88.1)
Interest expense                         5.1        1.3        --       518.5          100.0
                                                  -----     -----
Income (loss) from continuing
operations before income tax           (18.5)       7.3      15.5      (488.0)         (35.9)
Income tax provision                      .3         .6        --       (37.8)          N/A
                                       -----      -----     -----
Income (loss) from continuing
operations                             (18.8)       6.7      15.5      (531.0)         (41.5)
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

      In June 1996 the Company had 6 offices in 5 states marketing the Pro/ENGINEER software as its primary offering. As more fully detailed in the Company's 1997 Form 10-K filing in "Item 1 - BUSINESS" under the caption "PRODUCT TRANSITION", effective September 30, 1996 the Company was no longer allowed to resell Pro/ENGINEER but instead was licensed by PMTC to market a mid-range offering known as PT/Modeler. The Company marketed this product through September 30, 1997 when the distribution agreement was terminated and was not renewed.

      As part of the decision to focus all of its resources on the CAD/CAM and PDM marketplace in June 1996, the Company developed an acquisition and internal growth strategy aimed at reducing its dependence on technology providers such as PMTC. In fiscal 1997 the Company acquired two CAD/CAM services-only businesses. In fiscal 1998 the Company acquired two CAD/CAM technology companies, a CAD/CAM and PDM services business and a Structural Dynamics Research Corporation ("SDRC") reseller. As a result, the Company now has 25 offices in 16 states and 4 offices in Western Europe along with strong indirect distribution relationships in Asia. Most importantly, the Company now possesses technology of its own and approximately 100 degreed mechanical engineers. The Company believes that its access to a stable, recurring service business can reduce the impact of fluctuations in the software order flow from quarter to quarter.

RESULTS OF OPERATIONS

      Total revenue increased from $20.0 million in fiscal 1998 to $30.6 million in fiscal 1999, an increase of 53%. The increase was due to the acquisitions of the CAD/CAM technology companies acquired during fiscal 1998 that were included in fiscal 1999 results for the full year which increased from $5.2 million in 1998 to $17.4 million in 1999. Total revenue increased from $14.7 million in fiscal 1997 to approximately $20.0 million in fiscal 1998, an increase of 36%. The increase was primarily the result of the acquisitions of the two services businesses in the last half of fiscal 1997 that were included in fiscal 1998 results for the full year and the two technology companies acquired in fiscal 1998. The technologies the Company now owns through these acquisitions have essentially become the primary technology offerings although reseller agreements with third party technology companies is expected to be of continued importance.

      Product revenue, which includes revenue from the sale of hardware and software, increased approximately $5.6 million, or 65%, in fiscal 1999 from fiscal 1998. The increase is the result of the acquisitions of the CAD/CAM technology companies during fiscal 1998 that were included in fiscal 1999 results for the full year. Product revenue from the sale of these technologies grew to $8.8 million in 1999 from $3.0 million in 1998. Product revenue decreased approximately 7% in fiscal 1998 from fiscal 1997. This decrease is the result of the termination of the PMTC distribution agreement in September 1997, the cessation of the Company's marketing of PMTC's PT/Modeler product and the shift to the sale of the Company's own technology acquired in the November 1997 acquisition of the Advanced Manufacturing Technology group ("AMT"). The CAM technology acquired by the Company in the AMT acquisition has a much higher sale price, approximately $16,000 per unit, and is marketed primarily to the Plastic Injection Molding and the Tool and Die Industries. This specialized product offered to a niche market, sold on the basis of improved throughput allows for a higher sales price per unit than the 3D-design software previously marketed by the Company.

      Service revenue increased approximately 44% from fiscal 1998 to fiscal 1999, or about $5.0 million. This increase was the result of the acquisitions of the CAD/CAM technology companies during fiscal 1998 that were included in fiscal 1999 revenue for the full year which contributed approximately $8.6 million of software maintenance revenue in fiscal 1999 as compared to $2.1 million in fiscal 1998. Service revenue increased approximately 111% from fiscal 1997 to fiscal 1998. This increase of approximately $6.0 million is the result of the two services-only businesses acquired in the second half of fiscal 1997 contributing for the entire fiscal 1998, the expansion of the Company's Consulting Services business and the services revenue generated from the AMT acquisition in November 1997.

      Product gross margin improved to 68% in fiscal 1999 from 57% in fiscal 1998. The increased margin was the result of the increase of product revenue from the sale of the Company-owned technology in fiscal 1999 relative to fiscal 1998. Company-owned technology margins generally carry a margin significantly higher than 3rd party technology. Product gross margins improved to 57 % for fiscal 1998 as compared to 34% in fiscal 1997. This improvement is the result of the termination of the PMTC distribution agreement in September 1997, the sale of the Company's own technology beginning in November 1997 which has a gross margin of about 90% and the reduced hardware revenue generated in fiscal 1998 as compared to fiscal 1997, which carries a lower gross margin. The fiscal 1998 product gross margins increased from 41% and 44% in Q1 and Q2, respectively, to 62% and 67% in Q3 and Q4, respectively, with the technology acquisitions.

      Service gross margins improved to 53% in fiscal 1999 as compared to 43% in fiscal 1998. The improvement from fiscal 1998 to 1999 was due primarily to the acquisition of the CAD/CAM technology companies during fiscal 1998 that were included in fiscal 1999 results for the full year. These two technology companies enjoyed higher margins from service due to the recurring maintenance revenue on software as compared to the Company's traditional time and material service offerings. Service gross margins improved to 43% in fiscal 1998 as compared to 30% in fiscal 1997. This improvement is partly the result of the Company's acquisition of AMT in November. In addition, the increase in business generated from the Consulting Services group in the Company which carried a higher bill rate and the improved average billing rates experienced by the service group overall as a result of an increased demand for these type of services within the marketplace have caused the service margin to increase in fiscal 1998 relative to 1997.

      Research and development expenditures during fiscal 1999 totaled approximately $5.5 million. During fiscal 1998 the total R&D expenditures were only about $354,000. In fiscal 1997 there were no research and development expenditures. The increases are a direct result of the Company's acquisitions during fiscal 1998 of the technology companies noted previously. During fiscal 1999 the Company increased its investments in the technologies acquired in order to bring these technologies up to date after a period of reduced investment in research and development prior to the acquisitions. The Company anticipates that this increased investment will result in a slowing of the degradation of the software maintenance revenue and the introduction of new products in the future.

      Selling, general and administrative expense for fiscal 1999 increased 110% from fiscal 1998, an increase of approximately $8.8 million. The increased S.G.&A. spending is the result of the acquisitions made during FY98 which increased FY99 headcount and related payroll expenses, infrastructure costs associated with the additional office locations, and non-cash amortization expense related to goodwill and capitalized software. Selling, general and administrative expenses increased approximately 72% in fiscal 1998 from 1997, an increase of approximately $3.3 million. Approximately 60% or $2.1 million of that increase was the result of increased headcount resulting from the acquisitions and internal expansion over the last two years. Infrastructure expenses related to expenses from facilities accounted for approximately $600,000 of the increase and non-cash expenses primarily related to amortization of goodwill and software accounted for approximately $500,000 of the increase.

      In fiscal 1998 and fiscal 1997, the results from continuing operations included realized gains on available-for-sale securities of $253,000 and $2,125,000, respectively. These gains resulted from the distribution of shares received in the sale of the Company's NSG business in September 1996 as described in the Company's 1997 Form 10-K filing in "Item 1 - BUSINESS" under the caption `DISCONTINUED OPERATIONS" and in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under the caption "RESULTS OF OPERATIONS".

      The effective tax rate in fiscal 1999 was 1%, which related primarily to foreign and state tax provisions partially offset by recovery of federal taxes previously paid. The effective tax rate for fiscal 1998 was approximately 9% which included a current federal tax provision of $164,000 partially offset by a deferred federal tax benefit of $125,000. In addition, the effective tax rate included foreign taxes of $25,000 and state and local taxes of $63,000. The effective tax rate for fiscal 1997 was zero as a result of a federal tax benefit of $74,000 offsetting a state tax provision of $71,000. The federal tax benefit was generated from a current federal provision of $105,000 which was offset by the recovery of $179,000 of taxes paid in fiscal 1995 through the utilization of net operating losses ("NOL") carried back. As of May 31, 1999, the Company has net operating loss carryforwards of approximately $4,363,000, research and development tax credits of approximately $842,000 and alternative minimum tax credits of $200,000 available to offset future federal taxes that may be payable.

      CAPITAL RESOURCES AND LIQUIDITY

      The Company's cash position as of May 31, 1999 was $1.6 million. This represents an increase of approximately $1,171,000 from the fiscal 1998 year-end balance of $429,000.

      For fiscal 1999, operating activities utilized approximately $1 million with reductions in receivables being offset by reductions in liabilities. Investing activities utilized approximately $400,000 with capital expenditures totaling about $1.1 million offset by repayments of loans and the sale of a building in North Carolina. Financing activities generated approximately $2.6 million as a result of new loan facilities and stock option exercises exceeding loan repayments.

      As of May 31, 1999, working capital (defined as current assets less current liabilities) was $1.5 million as compared to a deficit of $(7.5) million at May 31, 1998. This improvement was largely due to the debt refinancing subsequent to fiscal year end 1999 as detailed in Note F to the consolidated financial statements, which has been incorporated in determining the current portion of long-term debt as of May 31, 1999. In addition, the current liabilities include about $4.7 million in deferred revenue, of which $3.7 million will be amortized into revenue in fiscal 2000 as the maintenance service is provided. The remaining $1 million in deferred revenue will be recognized in fiscal 2000 as contractual obligations are met.

      In addition, in fiscal 1998 the Company entered into a long term borrowing arrangement with Greenleaf Capital whereby the Company received $5.0 million repayable in approximately four years. These funds together with the Imperial Bank senior facility were utilized to acquire the Adra business in fiscal 1998.

      Total short and long-term debt of approximately $12.8 million as of May 31, 1999 was down from the $14.4 million in debt as of the end of fiscal 1998. This debt load adds an element of financial risk that the Company has not experienced prior to fiscal 1998. The Company is dependent on its unused line of credit and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments from August 1999 forward are approximately $165,000 on these borrowings.

      The Company currently believes that it will generate sufficient cash flow from operations to meet its debt service requirements.

MARKET RISK DISCLOSURE

      The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. The Company's primary exposure is related to local currency revenue and operating expenses in Europe. However, the Company does not engage in forward foreign exchange or similar contracts to reduce its economic exposure to changes in exchange rates as the associated risk is not considered significant. Because the Company markets, sells and licenses its products throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

      The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company has converted substantially all of its debt to a fixed rate.

      The table that follows provides principal cash flows and related interest rates of the Company's short and long-term debt by fiscal year of maturity and reflects the refinancing with Greenleaf Capital subsequent to year end.

                                                                  There-            Fair
(thousands of dollars)    2000    2001    2002    2003     2004   after    Total    Value
----------------------    ----    ----    ----    ----     ----   -----    -----    -----
Fixed Rate Debt           $220    $278    $310    $5,344   $384   $6,339   $12,875  $12,875
Average interest rate     10.7%   10.7%   10.7%   10.7%    10.8%  10.8%

      The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Year 2000 Computer System Compliance

      The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, rather than a four-digit format to define the applicable year. Computer programs that have time-sensitive software may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Y2K issue could effect the Company's products, computers, software and other equipment used, operated or maintained by the Company. Accordingly, the Company has completed the process of assessing the readiness of its software product offerings, internal infrastructure and major suppliers.

      With the Company's acquisitions in fiscal 1998 it became a software developer and owner of technology for the first time. The Company has completed testing its current product offerings for Y2K compliance. Based on its review to date, the Company believes that the current versions of its Cadra(TM), Prospector(TM) and ToolMaker(TM) and ToolDesigner(TM) products are Y2K compliant. However, management also believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under the Company's control.

      The Company believes that it has identified the major computers, software applications and related equipment used in connection with its mission critical internal operations and has completed an assessment of these systems in regards to Y2K compliance. During fiscal 1999, the Company replaced its financial computer software including all underlying subledger modules with a third-party package that is Y2K compliant. The Company expects to continue testing its internal systems and to undertake necessary corrective measures, if necessary, throughout the remainder of calendar year 1999.

      The Company has initiated communications with third-party suppliers of the major computers, software and other equipment used, operated or maintained by the Company to identify and, to the extent possible, to resolve issues involving Y2K. However, the Company has limited or no control over the actions of these third-party suppliers. Where the Company believes that a particular vendor or supplier poses unacceptable Y2K risks, it will identify an alternative supply source.

      To date, costs incurred in our Y2K compliance efforts include the allocation of personnel to test our products and systems as well as to upgrade internal systems. The out-of-pocket cost of purchasing the new financial computer software was approximately $150,000. To date, Y2K compliance efforts performed by the Company's internal resources have not been material nor does the Company expect the Y2K problem to have a material impact on its business or operating results.

      The Company expects to identify and resolve Y2K issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company have been identified or corrected. The Company cannot predict the nature or materiality of the impact on its operations or operating results of Y2K disruption by parties over whom it has no control. Furthermore, the purchasing patterns of the Company's customers or potential customers may be affected by Y2K issues if they must expend significant resources to correct their own systems. As a result, they may have fewer funds available to purchase the Company's products and services.

      As part of its Y2K compliance planning process, the Company will also consider contingency plans to be implemented if the need arises. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Y2K issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could affect the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The response to this item is set forth under the caption "MARKET RISK DISCLOSURE" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is here incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data are included herein and are indexed under item 14(a)(1)-(2).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed in connection with the Company's 1999 annual meeting is incorporated by reference herein. The current executive officers of the Company are set forth under the caption "Executive Officers" in ITEM 1 of this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

      The information under "Nomination and Election of Directors" will be included in the Company's definitive proxy statement, to be filed in conjunction with the Company's 1999 annual meeting, and is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under "Security Ownership of Management and Principal Stockholders" in the Company's definitive proxy statement, to be filed in connection with the Company's 1999 annual meeting, is incorporated by reference herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under "Nomination and Election of Directors" in the Company's definitive proxy statement, to be filed in connection with the Company's 1999 annual meeting, is incorporated by reference herein.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following items are filed as part of this report:

(1)   Consolidated Financial Statements:
      Report of Ernst & Young LLP, Independent Auditors                   13
      Consolidated Statements of Operations - Years ended May 31,
          1999, 1998 and 1997                                             15
      Consolidated Balance Sheets - May 31, 1999 and 1998                 16
      Consolidated Statements of Stockholders' Equity and
          Comprehensive Income (Loss)- Years ended May 31, 1999,
          1998 and 1997                                                   17
      Consolidated Statements of Cash Flows -
          Years ended May 31, 1999, 1998 and 1997                         18
      Notes to Consolidated Financial Statements                          19-27

(2)   Consolidated Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts                    28

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

      (23.1) Consent of Ernst & Young LLP, filed herewith.

      (27) Financial Data Schedule, filed herewith.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-k during the quarter ended May 31, 1999.

(c) The Company hereby files, as part of this Form 10-K, the exhibits listed in
Item 14(a)(3) above that are not incorporated by reference.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedule listed in Item 14(a)(2) above.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SofTech, Inc.

      We have audited the accompanying consolidated balance sheets of SofTech, Inc. and subsidiaries as of May 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the information for the years ended May 31, 1999 and 1998, included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Grand Rapids, Michigan
August 19, 1999

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           For the Years Ended May 31,

                                                     1999       1998      1997
                                                     ----       ----      ----
                                                (in thousands, except per share data)
Revenue:
   Products                                        $ 14,280   $ 8,652  $  9,329
   Services                                          16,277    11,327     5,375
                                                   --------   -------  --------
Total Revenue                                        30,557    19,979    14,704

Cost of sales:
   Cost of products sold                              4,636     3,708     6,133
   Cost of services provided                          7,713     6,454     3,761
                                                   --------   -------  --------
Total Cost of sales                                  12,349    10,162     9,894
                                                   --------   -------  --------

Gross margin                                         18,208     9,817     4,810

Research and development expenses                     5,521       354        --
Selling, general and administrative                  16,787     8,001     4,657
                                                   --------   -------  --------
Income (loss) from operations                        (4,100)    1,462       153

Gain on available-for-sale securities                    --       253     2,126
Interest expense                                      1,571       254        --
                                                   --------   -------  --------
Income (loss) from continuing operations
   before income taxes                               (5,671)    1,461     2,279
Provision (benefit) for income taxes (Note B)            79       127        (3)
                                                   --------   -------  --------

Income (loss) from continuing operations             (5,750)    1,334     2,282
Discontinued operations (Note H):
  Loss from discontinued operations (less
    applicable benefit for income taxes of $294)         --        --    (1,587)
  Loss from disposal (less applicable benefit
    for income taxes of $50)                             --        --      (269)
                                                   --------   -------  --------

Net income (loss)                                  $ (5,750)  $ 1,334  $    426
                                                   ========   =======  ========

Per Share Data (Note A):
  Per Common Share - Diluted:
    Income (loss) from continuing operations       $  (0.77)  $  0.22  $   0.50
                                                   ========   =======  ========
    Net income (loss)                              $  (0.77)  $  0.22  $   0.09
                                                   ========   =======  ========

  Per Common Share - Basic :
    Income (loss) from continuing operations       $  (0.77)  $  0.23  $   0.52
                                                   ========   =======  ========
    Net income (loss)                              $  (0.77)  $  0.23  $   0.10
                                                   ========   =======  ========

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF MAY 31,

                                                              1999        1998
                                                              ----        ----
                                                       (in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents                                   $  1,600   $    429
Accounts receivable  (less allowance of $811 and
   $649 in 1999 and 1998, respectively)                        8,237      9,290
Unbilled costs and fees                                          789      1,153
Inventory                                                        335        338
Other receivables                                                100        232
Current portion of notes receivable from officers                 --        421
Prepaid expenses and other assets                                674        233
Deferred income taxes (Note B)                                    --        125
                                                            --------   --------

Total current assets                                          11,735     12,221
                                                            --------   --------

Property and equipment, at cost:
Data processing equipment                                      3,385      2,849
Office furniture                                                 507        216
Leasehold improvements                                           136         89
Land and building                                                 --        583
                                                            --------   --------
Total property and equipment                                   4,028      3,737
Less accumulated depreciation and amortization                 2,341      1,457
                                                            --------   --------
                                                               1,687      2,280
                                                            --------   --------
Other assets:
Capitalized software costs, net of amortization of
   $1,386 and $184 in 1999 and 1998, respectively)            12,714     13,816
Goodwill, net  (Note A)                                        5,987      7,252
Notes receivable from officers, less current portion             391        368
Other assets                                                     155        123
                                                            --------   --------
                                                            $ 32,669   $ 36,060
                                                            --------   --------

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                            $  2,924   $  2,386
Accrued expenses                                               1,981      3,808
Deferred revenue                                               4,725      3,522
Accrued income taxes                                             186        335
Current portion of capital lease obligations                     208        180
Current portion of long term debt                                220      9,509
                                                            --------   --------

Total current liabilities                                     10,244     19,740
                                                            --------   --------

Long-term liabilities:

Capital lease obligations, less current portion (Note G)         215        238
Long-term debt, less current portion (Note F)                 12,529      4,900
                                                            --------   --------

Total long term liabilities                                   12,744      5,138
                                                            --------   --------

Commitments and Contingencies (Note G and J)

Stockholders' equity (Note D):
   Common stock, $.10 par value; authorized 10,000,000 shares;
     issued 8,150,289 in 1999 and 6,793,699 in 1998              859        679
   Capital in excess of par value                             14,790     10,703
   Retained earnings  (deficit)                               (4,468)     1,282
   Accumulated other comprehensive loss                          (18)        --
   Treasury stock, 443,157 shares, at cost (deduct)           (1,482)    (1,482)
                                                            --------   --------
Total stockholders' equity                                     9,681     11,182
                                                            --------   --------
                                                            $ 32,669   $ 36,060
                                                            ========   ========

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                           For the Years Ended May 31,

                                                                      1999       1998      1997
                                                                      ----       ----      ----
                                                                 (in thousands, except share data)

Common Stock
  Balance at beginning of year                                     $    679   $    568   $    454
  Common stock issued under stock incentive plans
    (1999 - 699,799 shares; 1998 - 18,000 shares;
    1997 - 76,000 shares)                                                70          2          8
  Shares issued for equity investment (1,099,948 shares)                110         --         --
  Shares issued in connection with acquisitions (1998 - 1,097,266
    shares; 1997 - 655,000 shares)                                       --        109         65
  Shares issued in lieu of compensation (409,500 shares)                                       41
                                                                   --------   --------   --------
  Balance at end of year                                                859        679        568
                                                                   --------   --------   --------

Capital in Excess of Par Value
  Balance at beginning of year                                       10,703      7,488     16,463
  Common stock issued under stock incentive plans (Note D)            1,187         14        106
  Shares issued for equity investment (Note F)                        2,820                    --
  Shares issued in connection with acquisitions (Note I)                 --      3,101      1,141
  Shares issued in lieu of compensation                                  --                   708
  Warrants issued in connection with debt transactions (Note F)          80        100
  Distributions of cash and DSN stock                                                     (10,930)
                                                                   --------   --------   --------
  Balance at end of year                                             14,790     10,703      7,488
                                                                   --------   --------   --------

Retained Earnings (Deficit)
  Balance at beginning of year                                        1,282        (52)      (478)
  Net earnings (loss)                                                (5,750)     1,334        426
                                                                   --------   --------   --------
  Balance at end of year                                             (4,468)     1,282        (52)
                                                                   --------   --------   --------

Accumulated Other Comprehensive Income (Loss)
  Balance at beginning of year                                           --        315         --
  Foreign currency translation adjustments                              (18)        --         --
  Unrealized gain on available-for-sale securities                       --                   315
  Reclassification adjustment for gains included in net income           --       (315)        --
                                                                   --------   --------   --------
  Balance at end of year                                                (18)        --        315
                                                                   --------   --------   --------

 Treasury Stock
  Balance at beginning and end of year                               (1,482)    (1,482)    (1,482)
                                                                   --------   --------   --------
Total stockholders' equity at end of  year                         $  9,681   $ 11,182   $  6,837
                                                                   ========   ========   ========

Comprehensive Income (Loss)
  Net earnings (loss)                                                (5,750)     1,334        426
  Foreign currency translation adjustments                              (18)        --         --
  Unrealized gain on available-for-sale securities                       --         --        315
  Reclassification adjustment for gains included in net income                    (315)
                                                                   --------   --------   --------
Total comprehensive income (loss)                                  $ (5,768)  $  1,019   $    741
                                                                   ========   ========   ========

( ) Denotes deduction.

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended May 31,

                                                                 1999       1998      1997
                                                                 ----       ----      ----
                                                                       (in thousands)

Cash flows from operating activities:
Net income (loss)                                              $(5,750)  $  1,334   $   426
Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
  Depreciation and amortization                                  3,704      1,455       907
  Loss on sale of NSG                                               --         --       269
  Realized gain on sale of available-for-sale securities            --       (253)   (2,126)
  Loss on disposal of equipment                                     64         --        --
  Provision (benefit) for deferred income taxes                    125       (125)       --
Change in operating assets and liabilities, net of effects of businesses acquired:
  Accounts receivable and unbilled costs and fees                1,417     (3,398)      (68)
  Inventory                                                          3        160       155
  Other receivables                                                132         95        82
  Prepaid expenses and other assets                               (441)       264      (187)
  Accounts payable and accrued expenses                         (1,448)      (227)      452
  Deferred maintenance revenue                                   1,203        (75)     (286)
  Net assets/liabilities of discontinued operations                 --         --     4,650
                                                               -------   --------   -------
Total adjustments                                                4,759     (2,104)    3,848
                                                               -------   --------   -------

Net cash provided (used) by operating activities                  (991)      (770)    4,274

Cash flows from investing activities:
  Capital expenditures                                          (1,055)      (770)     (571)
  Proceeds from sale of capital equipment                          435         --        --
  Proceeds from sale of available-for-sale securities               --        810        26
  Payments for business acquisitions, net of cash acquired        (169)   (13,315)     (151)
  Repayments (loans) to officers                                   398       (789)       --
  Other investing activities                                        (8)       (10)       --
                                                               -------   --------   -------

Net cash used by investing activities                             (399)   (14,074)     (696)

Cash flows from financing activities:
  Borrowings under subordinated debt agreements                     --      7,500        --
  Borrowings under senior debt agreement                         6,000         --        --
  Proceeds from bank line of credit                              3,000      2,778        --
  Proceeds from (repayment of) note payable                     (4,400)     4,400        --
  Proceeds from exercise of stock options                        1,257         16       114
  Proceeds from capital lease financing                            205        300       145
  Principal payments on capital lease obligations                 (197)      (132)      (18)
  Payments on bank line of credit                               (2,609)      (169)       --
  Repayments under senior debt agreement                        (1,125)        --        --
  Repayments of bridge loan                                     (1,000)        --        --
  Proceeds from sale of common stock, net of expenses            1,430         --        --
  Payment of cash distribution to shareholders                      --         --    (6,256)
                                                               -------   --------   -------

Net cash provided (used) by financing activities                 2,561     14,693    (6,015)
                                                               -------   --------   -------

Net increase (decrease) in cash and cash equivalents             1,171       (151)   (2,437)

Cash and cash equivalents, beginning of year                       429        580     3,017
                                                               -------   --------   -------

Cash and cash equivalents, end of year                         $ 1,600   $    429   $   580
                                                               =======   ========   =======
Supplemental disclosures of cash flow information:
Non cash investing activities:
  Fair value of shares issued in connection with
   acquisitions                                                $    --   $  3,211   $ 1,193
  Conversion of bridge loan to equity investment               $ 1,500   $     --   $    --
  Income taxes paid                                            $   105   $     70   $    51
  Interest paid                                                $ 1,570   $    140   $    --

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc.
(IDI), Softech Technologies Ltd., SofTech, GmbH, Adra Systems, Srl, Ram Design and Graphics Corp (RAM), System Constructs, Inc. (SCI), SofTech Investments, Inc. ("SII"), Compass, Inc. (Compass) and AMG Associates, Inc. (AMG). SCI, SII, Compass and AMG are all inactive subsidiaries. The Network Systems Group (NSG) of IDI and SCI were operations sold in September 1996 and are therefore presented as discontinued operations (See Note H). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

      During 1999, the Company further integrated the operations of the companies acquired over the last 3 years and entered into a distribution agreement with think3 Inc. ("think3") to market its solid modeling solution to the Company's customers as a complementary offering. Although the Company has successfully transitioned to possessing its own technology and expanding its service business, the Company incurred substantial operating losses in fiscal 1999 due primarily to a cost structure in place for much of the year modeled to a business with revenues in excess of $40 million. For fiscal 2000, management believes it is critical and has taken actions to reduce fixed costs to a level that they believe will allow for the Company to generate positive cash flow at revenue levels between $25 and $30 million.

      CONCENTRATION OF RISK:

      As the Company has expanded and evolved into more of a service provider, its operations are no longer as dependent on one or a small group of vendors. In addition, the Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results. No customer exceeds ten percent of net sales. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances for potentially uncollectible accounts.

      AVAILABLE-FOR-SALE SECURITIES:

      The Company classified its holdings of DSN stock as available-for-sale as of May 31, 1997. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. Such holdings were disposed of in fiscal 1998.

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

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment      3-5 years
      Office furniture               5-10 years
      Leasehold improvements         Lesser of useful life or life of lease

      Depreciation expense, including amortization of assets under capital lease, was approximately $1,061,000, $602,000, and $328,000 for fiscal 1999,
1998 and 1997, respectively.

      Maintenance and repairs are charged to expense as incurred; betterments are capitalized. At the time property and equipment are retired, sold, or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss on disposal is credited or charged to income.

      INCOME TAXES:

      The provision for income taxes is based on the earnings or losses reported in the consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

      REVENUE RECOGNITION:

      Prior to June 1, 1998, revenue from software and service revenue was accounted for in accordance with SOP 91-1.

      Effective June 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Since that date, revenue from software license sales continues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered. Due to stricter requirements for recognizing revenue from the sale of software products, adoption of the provisions of SOP 97-2 had the effect of reducing revenue in fiscal 1999; however, quantifying the impact of this change in accounting was not practical.

      CAPITALIZED SOFTWARE COSTS:

      The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis.

      During fiscal year 1998, the Company capitalized $14 million of software development costs in connection with the acquisitions of AMT and ADRA (see Note
I). Such costs are amortized over estimated useful lives ranging from eight to ten years using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues for a portion of the costs (approximately $3 million) and straight line methods for the remainder.

      GOODWILL:

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging from five to ten years.

      LONG-LIVED ASSETS:

      The Company periodically reviews the carrying value of all intangible and other long-lived assets in accordance with FASB Statement No. 121. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets to the related carrying value of those assets and will reduce the carrying value of the asset to fair value if the estimated discounted cash flows exceed the related carrying value.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      FINANCIAL INSTRUMENTS:

      The Company's financial instruments, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", consist of cash, accounts receivable, notes receivable, accounts payable, and short- and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 1999 and 1998. The fair value of the long-term debt was determined using discounted cash flow analyses and current interest rates for similar instruments.

      FOREIGN CURRENCY TRANSLATION:

      The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Foreign currency gains and losses arising from transactions were included in operations in fiscal 1999, but were not significant.

      COMPREHENSIVE INCOME:

      As of June 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes rules for the reporting of comprehensive earnings and its components; however, the adoption of this statement had no impact on the Company's net earnings (loss) or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be aggregated and disclosed as accumulated other comprehensive income (loss) within stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130 on a retroactive basis.

      NET INCOME (LOSS) PER COMMON SHARE:

      The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share":

                                                1999         1998        1997
                                             ----------   ----------  ----------

    Basic-weighted average shares
      outstanding during the year             7,485,422    5,710,917   4,410,099
    Effect of employee stock options                 --      402,924     119,777
                                             ----------   ----------  ----------
    Diluted                                   7,485,422    6,113,841   4,529,876
                                             ==========   ==========  ==========

      Options to purchase shares of common stock and common stock warrants have been excluded from the denominator for the computation of diluted earnings per share in fiscal 1999 because their inclusion would be antidilutive. Options to purchase shares of common stock totaling 1,027,509 and 575,323, in 1998 and 1997, respectively, and common stock warrants have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market prices for the period and, therefore, were antidilutive.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS:

      Certain amounts in 1998 and 1997 have been reclassified to conform with the presentation used in 1999.

      NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which provides a consistent standard for recognition and measurement of derivatives and hedging activities. The Company is required to adopt the standard in fiscal 2002 and is in the process of evaluating SFAS 133 and its impact.

B.    INCOME TAXES:

      The provision (benefit) for income taxes includes the following:

For the Years ended May 31, (in thousands)    1999        1998        1997
-----------------------------------------------------------------------------

      Federal                                $(158)       $164        $(74)
      Foreign                                  123          25          --
      State and Local                          (11)         63          71
                                             -----        ----        ----
                                               (46)        252          (3)
      Deferred                                 125        (125)         --
                                             -----        ----        ----

                                               $79        $127        $ (3)
                                             =====        ====        ====

      The domestic and foreign components of income (loss) from continuing operations before income taxes of the consolidated companies were as follows:

                                        1999          1998         1997
                                        ----          ----         ----
      Domestic                        $(5,462)       $1,073       $2,279
      Foreign                            (209)          388           --
                                      -------        ------       ------
                                      $(5,671)       $1,461       $2,279
                                      =======        ======       ======

      The provision (benefit) for federal income taxes was reduced due to the use of approximately $2.6 million and $1.0 million in net operating loss benefits in 1998 and 1997, respectively.

      At May 31, 1999, the Company had net operating loss carryforwards of $4.9 million that begin expiring in 2113, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of $842,000 that are available to offset against income taxes payable in the future and expire from 2002 to 2006. In addition, an alternative minimum tax credit of $200,000 that has no expiration date was available as of May 31, 1999.

      The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                 1999          1998           1997
-------------------------------------------------------------------------------
Statutory rate                              (34)%           34%         34%
State and local taxes                        --              3           2
Foreign taxes                                 3             --          --
Benefit of previously unrecognized
   net operating loss and tax credit
   carryforwards                             --            (27)        (33)
Expenses not deductible for tax
   purposes                                   3              8          --
Other                                        (5)            --          (3)
Valuation reserve (reversal)                 34             (9)         --
                                             --             --          --

Effective tax rate                            1%             9 %         0%
                                             ==             ==          ==

      Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                      1999             1998
---------------------------------------------------------------------------
Deferred tax assets (liabilities):
     Depreciation                                $   (13)           $   (8)
     Net operating loss carryovers                 1,673                --
     Tax credits                                   1,042               780
     Receivable allowances                           144               175
     Vacation pay accrual                            107                56
     Differences in book and tax bases of
       assets of acquired businesses                 683               514
     Asset basis differences                        (285)               --
                                                 -------            ------
Deferred tax assets                                3,351             1,517
Less: valuation allowance                         (3,351)           (1,392)
                                                 -------            ------
Net deferred tax assets                          $     0            $  125
                                                 =======            ======

      Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets.

C.    EMPLOYEE RETIREMENT PLANS:

      The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which represents an employer match of a portion of employee voluntary contributions, for fiscal 1999, 1998 and 1997 was $185,000, $59,000 and $49,000, respectively.

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

      Information for the years 1997 through 1999 with respect to this plan is as follows:

                                                     Weighted
                                       Number of      Average
Stock Options                           Shares     Option Price
---------------------------------------------------------------
Outstanding at May 31, 1996             561,600        $5.82
    Options granted                     549,000         1.32
    Options terminated                 (415,500)        5.48
                                      ---------
Outstanding at May 31, 1997             695,100         1.60
    Options granted                     449,000         2.59
    Options terminated                 (153,167)        1.61
    Options exercised                   (18,000)        0.89
                                      ---------

Outstanding at May 31, 1998             972,933         2.07
 Options granted                        107,000         3.38
 Options terminated                    (140,334)        3.12
 Options exercised                     (631,499)        1.83
                                      ---------

Outstanding at May 31, 1999             308,100        $2.49
                                      =========

The following table summarizes information about stock options outstanding at May 31, 1999 under the 1994 Plan:

                                            Options Outstanding               Options Exercisable
                                            -------------------               -------------------
                                         Weighted
                        Options          Average          Weighted         Options         Weighted
Exercise             Outstanding at    Contractual         Average      Exercisable at      Average
Price Range           May 31, 1999    Remaining Life   Exercise Price    May 31, 1999   Exercise Price
------------------------------------------------------------------------------------------------------
$0.010 to $0.440         43,000         1.22 years         $0.37            43,000          $0.37
$1.065 to $1.75          79,000         3.64 years          1.36            38,996           1.26
$1.878 to $2.375         55,000         7.75 years          1.97            30,333           1.93
$3.375 to $5.063        131,100         4.13 years          4.09            31,567           4.27
                        -------                                            -------
Total                   308,100                                            143,896
                        =======                                            =======

      There were 167,001 shares available for future grants under the 1994 Plan at May 31, 1999. The following are the shares exercisable and their corresponding weighted average exercise price at May 31, 1999, 1998 and 1997, respectively: 143,896 at $1.87; 316,304 at $1.98; and 212,880 at $2.19.

      In addition, there were 460,000 options granted outside of the plan during fiscal 1998 to employees of AMT and ADRA, companies acquired during the year. At May 31, 1999, 278,600 of these options were outstanding, of which 111,040 were exercisable, at a weighted average exercise price of $3.67.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Because the number of shares is known and the exercise price of options granted has been equal to fair value at date of grant, no compensation expense has been recognized in the statements of operations. The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and earnings (loss) per share at May 31 would have approximated the pro forma amounts indicated below:

(000's omitted)                         1999       1998      1997
-------------------------------------------------------------------
Net income (loss) - as reported       $(5,750)    $1,334      $426
Net income (loss) - pro forma         $(6,400)    $1,071      $343
Earnings (loss) per share -
diluted -  as reported                $ (0.77)     $0.22     $0.09
Earnings (loss) per share -
diluted - pro forma                   $ (0.85)     $0.19     $0.08

      The weighted-average fair value of each option granted in 1999, 1998 and 1997 is estimated as $2.14, $2.04 and $0.81, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life                                        3 to 5 years
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

      In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. It is expected that this plan will be implemented during the second quarter of fiscal 2000. As of May 31, 1999, 150,000 shares of SofTech common stock were available for sale to employees under the plan.

E.    SEGMENT INFORMATION:

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. The Company's operations are organized geographically with foreign offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows:

   Revenue:                                1999          1998         1997
                                           ----          ----         ----

   North America                         $27,634       $19,180      $14,704
   Europe                                  4,105           858           --
   Eliminations                           (1,182)          (59)          --
                                         -------       -------      -------
   Consolidated Total                    $30,557       $19,979      $14,704
                                         =======       =======      =======
   Long-Lived Assets:
   North America                         $20,642       $23,489       $4,089
   Europe                                    292           350           --
                                         -------       -------       ------
   Consolidated Total                    $20,934       $23,839       $4,089
                                         =======       =======       ======

F.    DEBT OBLIGATIONS:

      Debt obligations of the Company consist of the following obligations at May 31, (in thousands):

                                                                                  1999            1998
                                                                                  ----            ----

Revolving credit facility, refinanced in June 1999, with interest
   payable monthly at the prime rate (7.75% at May 31, 1999) plus 2.25%         $ 3,000         $    --
Revolving credit facility, maturing in June 1998, with interest
   payable  Monthly at the prime rate plus 0.5%                                      --           2,609
$4,875,000 term loan, refinanced in June 1999, with interest payable monthly at the prime rate plus 2.25%, net of
   unamortized debt discount of $48 at an imputed interest rate of
   10.5%. and  principal payments of $375,000 due quarterly                       4,827              --
$5,000,000 subordinated note, maturing in December 2002, with interest payable monthly at 10.5%, net of unamortized debt discount of ($78 in 1999, $100 in 1998) at an imputed interest
   rate of 11%                                                                    4,922           4,900
Note payable to MatrixOne, paid on July 6, 1998 with interest at 7%                  --           4,400
Bridge loan, with interest payable monthly at 12%                                    --           2,500
                                                                                -------         -------
Less current portion                                                             12,749          14,409
                                                                                   (220)         (9,509)
                                                                                -------         -------
                                                                                $12,529         $ 4,900
                                                                                =======         =======

      During fiscal 1999, the Company entered into a $9.0 million senior loan facility, consisting of a $6 million term loan and a $3 million revolving credit facility, with interest payable monthly at prime plus 2.25%. The proceeds from this senior facility were utilized to pay off the $4.4 million note to MatrixOne and the borrowings under the revolving credit facility that was then terminated. Approximately $1.0 million of the bridge loan was also paid down with the proceeds from the senior facility. The loan covenants on the senior facility required that the Company maintain certain minimum financial ratios related to cash flows, funded debt and earnings in order to remain in compliance with the loan term.

      During the third quarter of fiscal 1999, the Company defaulted on its $9 million senior facility for failure to meet the required profit and cash flow thresholds required by the note. As a result of that default, the note became immediately due and payable. The Company successfully negotiated a forbearance agreement with the lender and this facility was repaid in June 1999.

      Subsequent to May 31, 1999, the Company entered into a $11 million senior facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at 10.75% and the note has a 15-year loan amortization with the remaining principal due in a single payment in June 2004. The facility was used to pay off the prior senior lender and to provide working capital.

      The Company also has a subordinated note to Greenleaf in the amount of $5 million. The note is due in December 2002 and carries a 1% commitment fee. In addition, the note agreement provides Greenleaf with the right to receive warrants to purchase up to 300,000 shares of SofTech stock at an exercise price of $8.00 per share through December 31, 2002. The estimated fair value of the warrants at issue date was determined to be $100,000 and the related debt discount is being amortized through December 2002 using the interest method. The number of warrants earned by Greenleaf is a function of the amount owed under the subordinated debt facility at various dates in the future. The following table outlines those dates and amounts:

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

      At May 31, 1998, the Company had a short-term bridge loan payable to Greenleaf in the amount of $2.5 million that was used to fund the acquisition of ADRA. The bridge note included a 1% commitment fee and was payable upon the completion of the fiscal 1999 senior loan facility. During 1999, the Company repaid $1 million of the bridge loan. The remaining $1.5 million balance plus an additional $1.5 million cash invested by Greenleaf were used to acquire 1,099,948 shares of previously unissued common stock of the Company. A fee of $70,000 was paid to Greenleaf in connection with this transaction.

      William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf. Management sought and received non-binding commitments from other sources for the financing that was ultimately provided by Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved the transactions with Greenleaf.

      Annual maturities of debt obligations subsequent to May 31, 1999, reflecting the effect of the new Greenleaf senior credit facility, are as follows: 2000 - $220,000; 2001 - $278,000; 2002 - $310,000; 2003 - $5,344,000;
2004 - $384,000; 2005 - $6,339,000.

G.    LEASE COMMITMENTS:

      OPERATING LEASES

      The Company conducts its operations in office facilities leased through 2004. Rental expense for fiscal years 1999, 1998 and 1997 was approximately $1,040,000, $550,000 and $270,000, respectively.

      At May 31, 1999, minimum annual rental commitments under noncancellable leases were as follows:

      Fiscal Year
      -------------------------------
      2000                    974,000
      2001                    856.000
      2002                    896,000
      2003                    908,000
      2004                    453,000

      CAPITAL LEASES

      The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by computer equipment and office furniture. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $310,000 (included in data processing equipment and office furniture in the accompanying balance sheet at May 31, 1999) have been recorded. The approximate minimum annual lease payments under all capitalized leases as of May 31, 1999 are as follows: 2000, $241,000; 2001, $122,000; 2002, $50,000; 2003, $50,000 and 2004, $17,000. The present value of the minimum lease payments is $423,000, including current maturities of $208,000.

H.    DISCONTINUED OPERATIONS:

      On September 12, 1996, the Company completed the sale of its Network Systems Group ("NSG") to Data Systems Network Corporation ("DSN"). This transaction resulted in an after tax loss of approximately $970,000, of which an estimate of $700,000 was provided for in the 1996 results. The Company distributed the net proceeds from the sale of its Network Systems Group in the form of two distributions. On December 30, 1996, the Company made the first installment in cash at a rate of $1.50 per share to its shareholders of record on December 26, 1996, totaling $6,256,164. The second installment was in the form of a distribution of 455,988 DSN shares at a rate of approximately 0.1031 for each share of SofTech owned on the record date of May 23, 1997. All fractional shares were paid in cash at the assumed market price of $10.00 per share. The distribution date of this second installment was June 6, 1997. Revenue from discontinued operations for the year ended May 31, 1997 was approximately $7,490,000.

I.    ACQUISITIONS:

      On November 10, 1997, the Company completed the acquisition of certain assets and assumed certain liabilities of the Advanced Manufacturing Technology ("AMT") division of CIMLINC, Incorporated ("CIMLINC"). AMT is a technology group that targets its application software to the mold and die industry. The purchase price for the acquired AMT assets was $1,750,000 in cash, 200,000 shares of the Company's common stock and the assumption of certain liabilities. The source of the funds used in the acquisition came from existing working capital resources including the Company's prior credit facility.

      In addition, the Company issued a total of 507,266 shares of common stock to certain AMT employees to satisfy certain amounts due and as a replacement for stock options and stock ownership in CIMLINC.

      The acquisition was accounted for as a purchase and, accordingly, AMT's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The purchase resulted in the recording of capitalized software of $4.0 million, fixed assets of $.2 million and goodwill of approximately $1.7 million, which is being amortized on a straight-line basis over ten years.

      On May 7, 1998, the Company completed the acquisition of certain assets and assumed certain liabilities of Adra Systems, Inc. ("ADRA"), a technology company with products primarily related to the two-dimensional computer aided design ("2D CAD") marketplace. SofTech acquired all of the material assets of the ADRA operation including accounts receivable and fixed assets including office furniture and computer equipment. The Company also acquired all intellectual property rights, as defined in the Asset Purchase Agreement, used in the ADRA operations. Goodwill of $2.0 million recorded in connection with the acquisition is being amortized on a straight-line basis over ten years.

      The purchase price for the acquired assets was $11.4 million of which $7.0 million was paid at closing and $4.4 million was paid on July 1, 1998. In addition, contingent cash payments of up to $2.2 million could be due if certain license revenue goals are attained over the twelve month period immediately following the transaction. No additional contingent payments were earned during the applicable period. The source of the funds for the initial cash payment of $7.0 million came from a $5.0 million subordinated debt facility with Greenleaf Capital, Inc. ("Greenleaf") and $2.0 million of a $2.5 million bridge loan also provided by Greenleaf. This acquisition has been accounted for as a purchase and, accordingly, ADRA's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition.

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

      The purchase of Design Tech in April 1998 provides for certain additional contingent payments if specified revenue goals are attained during each of the twelve-month periods ending March 31, 1999, 2000 and 2001. The former shareholders of Design Tech will earn an additional award of 50,000 SofTech shares if service revenue generated in the Chicago Region equals or exceeds specified levels for the three years following the purchase. Payment of these amounts, if required, will be accounted for as additional purchase price. No additional contingent payments have been earned through May 31, 1999 under the agreement.

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

      Effective January 1, 1997, the Company acquired all of the outstanding common stock of Computer Graphics Corp. (CGC) in exchange for 405,000 shares of the Company's common stock with a value of $628,000. The purchase of CGC also provided for additional consideration of up to 210,000 additional shares of the Company's common stock if certain revenue and operating profit goals were achieved during the twelve months ended December 31, 1997. The maximum additional consideration was earned in fiscal 1998. The transaction has been accounted for as a purchase and, accordingly, CGC's assets, liabilities and results of operations have been consolidated with those of the Company since the date of acquisition. The excess of cost over the fair value of the net assets acquired was approximately $1,344,000 and is being amortized on a straight-line basis over five years.

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

J.    LITIGATION:

      In July 1999, the Company settled its litigation brought against it by Parametric Technology Corporation ("PMTC") in March 1998. This litigation was described in the Company's 1998 Annual Report on Form 10-K under Item 3 Litigation. Under the terms of the settlement agreement, the Company agreed to among other things, limit its training activities with respect to PMTC products and both companies agreed not to pursue their respective claims against each other.

      On June 25, 1997, the Company served notice to Data Systems Network Corporation ("DSNC") in accordance with the Asset Purchase Agreement that the Company had incurred losses as a result of DSNC's breach of the provisions of the Asset Purchase Agreement and the Registration Rights Agreement.

      On June 16, 1998, plaintiff Data Systems Network Corporation ("DSNC") filed suit in the Circuit Court in the County of Oakland, Michigan alleging that the Company wrongfully retained amounts of money due DSNC pursuant to the Asset Purchase Agreement, that the Company owes DSNC outstanding rent under a sublease agreement, has failed to pay invoices for work completed by DSNC and that certain financial software sold by the Company to DSNC in the transaction was not working properly. The Complaint alleges breach of contract, conversion, unjust enrichment and fraud. The Company has filed a Demand for Arbitration pursuant to the Asset Purchase Agreement, and discovery in the arbitration matter is proceeding. The Company intends to pursue its claims through the arbitration process against DSNC and to vigorously defend itself against the counterclaims for which it believes it has meritorious defenses.

      On January 29, 1999 claimant CIMLINC Incorporated ("CIMLINC") sought a demand for arbitration pursuant to the Asset Purchase Agreement between CIMLINC, Inc., CIMLINC, Ltd., CIMLINC GmbH and the Company. In its demand, CIMLINC claims entitlement based on an alleged failure of SofTech to register stock received in the acquisition transaction, receivables allegedly due to CIMLINC, royalty payments and an alleged failure to assume and pay certain liabilities of CIMLINC, and other relief, including costs and fees. Discovery in the case has begun and the arbitration hearing is scheduled for September 29, 1999.

      Management believes that amounts accrued at May 31, 1999 for matters discussed above are sufficient to cover any resulting settlements and costs and does not anticipate a material impact on the financial position or results of operations of the Company beyond such amounts accrued.

                                  SOFTECH, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     For the three years ended May 31, 1999

Col. A                               Col. B       Col. C        Col. D       Col. E       Col. F
------                               ------       ------        ------       ------       ------

                                    Balance,     Charged                                 Balance,
                                    beginning    Costs and                               end of
Description                         of period    Expenses      Deductions     Other      period
-------------------------------------------------------------------------------------------------
Allowance for uncollectible
accounts receivable (in thousands):

Year ended May 31, 1999                 $649       $ 873        $711(1)          --        $811

Year ended May 31, 1998                 $305       $  --        $201(1)      $545(2)       $649

Year ended May 31, 1997                  200         125             20          --         305

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

                                  SofTech, Inc.


                            By /S/ Mark R. Sweetland
                               ------------------------
                          Mark R. Sweetland, President

                              Date: August 30, 1999
                                    -------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                     Title                                   Date
  ------------------------------------------------------------------------------


  /S/  Mark R. Sweetland        President and Chief Executive Officer   8/30/99
  ----------------------------  (Principal executive officer) and
       Mark R. Sweetland        Director


  /S/  Joseph P. Mullaney       Vice President, Treasurer,              8/30/99
  ----------------------------  Chief Financial Officer (Principal
       Joseph P. Mullaney       financial and accounting officer)


  /S/  Timothy J. Weatherford   Executive Vice President, Sales and     8/30/99
  ----------------------------  Director
       Timothy J. Weatherford


  /S/  Ronald A. Elenbaas       Director                                8/30/99
  ----------------------------
       Ronald A. Elenbaas


  /S/  William Johnston         Director                                8/30/99
  ----------------------------
       William Johnston


  /S/  Kenneth Ledeen           Director                                8/30/99
  ----------------------------
       Kenneth Ledeen


  /S/  Timothy Tyler            Director                                8/30/99
  ----------------------------
       Timothy Tyler