Form 10-K/A
period 1999-05-31
SOFTECH INC
filed 1999-09-02
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A

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

Part IV, Item 14 of this report on Form 10-K is hereby amended by adding those items as follows:

PART IV

ITEM 14 (a)(1) - REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
SofTech, Inc.:

We have audited the accompanying consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows for the year ended May 31, 1997 and the financial statement schedule for the year ended May 31, 1997 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated results of SofTech, Inc.'s operations and its cash flows for the year ended May 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal operating income and the Company's product offerings have been limited by a major supplier. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
August 7, 1997

ITEM 14(a)(3)

Exhibit 23.2 - CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration on Form S-8 (File Nos. 33-5782, 33-80746, 333-61427 and 333-61417) and on Form S-3 (File
Nos. 33-63831, 333-30399, and 333-55759) of SofTech, Inc. of our report which includes an explanatory paragraph related to the Company's ability to continue as a going concern, dated August 7, 1997 relating to the financial statements and financial statement schedule for the year ended May 31, 1997 which appears in this Form 10-K.


                                            /s/ PriceWaterhouseCoopers LLP

Boston, Massachusetts
August 30, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SofTech, Inc.

                            By /S/ Joseph P. Mullaney
                               ----------------------
                   Joseph P. Mullaney, Chief Financial Officer

                             Date: September 2, 1999
                                   -----------------