Form 10-K/A
period 1999-05-31
SOFTECH INC
filed 1999-09-29
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

      [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999
                                               ------------

                         Commission file number 0-10665
                                                -------

                                  SofTech, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                           04-2453033
                  -------------                           ----------
         (State or other jurisdiction of                (IRS Employer
         Incorporation or organization)              Identification Number)

            4695 44th Street SE, Suite B-130, Grand Rapids, MI 49512
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 957-2330
                                                           --------------

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

Part III, Items 10, 11, 12, and 13 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 20, 1999, based on information furnished by them to the Company.

DIRECTORS

      Mark R. Sweetland, 50, term expires in 1999; Mr. Sweetland was appointed President and Chief Executive Officer of the Company in September 1996. Mr. Sweetland served as Vice President of the Company from March 1994 until such appointment. Since March 1992, Mr. Sweetland has served the Company as President of Information Decisions, Inc. ("IDI"), a wholly owned subsidiary of the Company. Mr. Sweetland has been employed by IDI since 1980 in various account representative and management roles. Mr. Sweetland was appointed a Director of the Company in September 1996.

      Timothy L. Tyler, 46, term expires in 1999; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      Ronald Elenbaas, 46, term expires in 2000; Mr. Elenbaas is President of Stryker Surgical Group, a division of Stryker Corporation. He has been employed by Stryker Corporation in various positions since 1975 and was promoted to his present position in 1986. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

      Kenneth Ledeen, 53, term expires in 2000; Mr. Ledeen is Chairman and CEO of Nevo Technologies, Inc., a Massachusetts based computer software consulting and services firm. From 1993 to 1997, Mr. Ledeen was a consultant with Covington Associates, a Massachusetts based investment advisor. From 1986 to 1993, Mr. Ledeen was President of Sigma Design, a company that developed CAD/CAM software products, and from 1980 to 1986 he served as Vice President at Computervision Corporation. Mr. Ledeen was appointed a Director of the Company in September 1996.

      William Johnston, 52, terms expires in 2001; Mr. Johnston has served since 1991 as President of Greenleaf Capital, Inc., a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

      Timothy J. Weatherford, 35, term expires in 2001; Mr. Weatherford has served as Vice President of the Company since September 1996. Mr. Weatherford served as Branch Manager of the Indiana office of the Company's Computer Aided Design ("CAD") Division from his hiring in April 1990 until such appointment. Prior to joining the Company, Mr. Weatherford was employed by CAD/CAM Engineering from 1987 to 1990 in various capacities and by General Motors from 1982 to 1987 in various capacities. Mr. Weatherford was appointed a Director of the Company in September 1996.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 1999, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except Mr. Mullaney inadvertently failed to report the sale of 17,300 shares in August 1998, 85,000 shares in December 1998 and 5,000 shares in January 1999.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      For the 1999 fiscal year, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 1999, there were 12,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's three other most highly compensated executive officers (the "Named Executives") during or with respect to the 1997, 1998 and 1999 fiscal years for services in all capacities to the Company.

                                           Annual Compensation                   Long Term Compensation Awards
                                           -------------------                   -----------------------------
                                                             Other Annual     Securities           All Other
Name and                      Fiscal   Salary ($)   Bonus    Compensation     Underlying      Compensation ($)(2)
Principal Position            Year       (1)         ($)          ($)         Options (#)
- -------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland (3)         1999       190,000        --         --               --               3,000
    President and             1998        80,000        --         --               --               1,600
    Chief Executive Officer   1997       156,000    25,000         --               --             379,993(4)

Joseph P. Mullaney            1999       160,000        --         --               --               3,000
    Vice President and        1998        80,000        --         --               --               1,600
    Chief Financial Officer   1997       125,000   233,125         --          150,000               4,582

Timothy J. Weatherford(5)     1999       170,000        --         --               --               3,000
    Executive Vice            1998        80,000        --         --               --               1,600
    President, Sales          1997        81,667    37,500     83,329(6)            --             378,531(4)

(1) Includes amounts deferred by Messrs. Sweetland, Mullaney and Weatherford under the Company's 401(k) plan.
(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.
(3) Mr. Sweetland was appointed as Director, President and Chief Executive Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company.
(4) Represents 204,750 shares, fully vested, of the Company's Common Stock awarded on April 17, 1997.
(5) Mr. Weatherford was appointed as Director, Executive Vice President, Sales, in September 1996. Prior to September 1996, Mr. Weatherford served as Branch Manager of the Company's Indianapolis sales office.
(6) Represents sales commissions paid under Branch Manager Sales Compensation Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

      No stock options or stock appreciation rights ("SARs") were granted to Named Executives of the Company during fiscal year 1999.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 1999.

      The following table sets forth the shares acquired and the value realized upon exercise of stock options during the 1999 fiscal year by the President and Chief Executive Officer and each Named Executive and certain information concerning the number and value of unexercised options.

                                                                                              Value of Unexercised
                               Number of                         Number of Unexercised        In-the-Money Option
                            Shares Acquired   Value Realized    Options at May 31, 1999       At May 31, 1999 ($)
Name                          on Exercise          ($)         Exercisable/Unexercisable  Exercisable/Unexercisable(1)
- ----------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland                 --               --                  43,000 / --                80,980 / --
Timothy J. Weatherford            --               --                   2,500 / --                    -- / --

(1) Market value of underlying securities at May 31, 1999 based on a per share value of $2.25 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

      The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 1999. Messrs. Sweetland and Weatherford, officers of the Company, participated in the deliberations concerning compensation of all executive officers other than themselves.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 20, 1999, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 1999, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                                Percentage of
                                                              Outstanding Common
                                   Shares of Common Stock     Stock Beneficially
                                  Beneficially Owned as of       Owned as of
Name of Beneficial Owner             August 20, 1999 (1)     August 20, 1999 (2)
- --------------------------------------------------------------------------------
Mark R. Sweetland                        305,486(3)                 3.66%
Timothy J. Weatherford                   229,141(3)                 2.74%
Joseph P. Mullaney                        91,328                    1.09%
William Johnston                       1,312,148(3)(4)             15.72%
Timothy L. Tyler                          10,200(3)                   *
Ronald Elenbaas                            7,200(3)                   *
Kenneth Ledeen                             7,200(3)                   *
All Directors and executive            1,962,703(5)                23.51%
officers as a group (7 persons)

- ----------
*     Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 8,150,289 shares outstanding on August 20, 1999. In addition, 77,300 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 20, 1999 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Sweetland - 43,000 shares; Mr. Weatherford - 2,500 shares; Mr. Tyler - 10,200; Mr. Johnston - 7,200; Mr. Elenbaas - 7,200; Mr. Ledeen - 7,200.
(4) Includes warrants for 120,000 shares issuable in exchange for $8.00 per share.
(5) Includes 77,300 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

      As disclosed in Footnote F to the Company's 1999 Annual Report on Form 10-K, the Company has entered into three distinct financing arrangements with Greenleaf Capital during fiscal years 1998, 1999 and 2000. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf Capital.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SofTech, Inc.

                            By /S/ Joseph P. Mullaney
                               ----------------------
                       Joseph P. Mullaney, Vice President
                           and Chief Financial Officer

                             Date: September 29, 1999