Form 10-Q
period 1999-08-31
SOFTECH INC
filed 1999-10-13
CIK 354260

Form 10-Q
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

   For the Quarter Ended                               Commission File Number
   August 31, 1999                                             0-10665

                                  SOFTECH, INC.

   State of Incorporation                           IRS Employer Identification
       Massachusetts                                         04-2453033

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

                                 Yes |X| No |_|

The number of shares outstanding of registrant's common stock at September 30, 1999 was 8,150,289 shares.

                                                                       Form 10-Q
                                                                          Page 2


                                  SOFTECH, INC.

                                      INDEX

PART I. Financial Information                                        Page Number
                                                                     -----------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets -
             August 31, 1999 and May 31, 1999                              3

           Consolidated Condensed Statements of Income -
             Three Months Ended August 31, 1999 and
             August 31, 1998                                               4

           Consolidated Condensed Statements of Cash Flows -
             Three Months Ended August 31, 1999 and
             August 31, 1998                                               5

           Notes to Consolidated Condensed Financial Statements          6-7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-9

PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                               10

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (dollars in thousands)
                                                     August 31,        May 31,
                                                       1999             1999
                                                    (unaudited)       (audited)
                                                    -----------      -----------

ASSETS

Cash and cash equivalents                           $       636      $     1,600

Accounts receivable, net                                  7,820            8,237

Unbilled costs and fees                                     890              789

Inventory                                                   440              335

Prepaid expenses and other assets                           878              774
                                                    -----------      -----------

Total current assets                                     10,664           11,735
                                                    -----------      -----------

Property and equipment, net (Note B)                      1,527            1,687

Capitalized software costs, net                          12,536           12,714

Goodwill, net                                             5,644            5,987

Other assets                                                505              546
                                                    -----------      -----------

TOTAL ASSETS                                        $    30,876      $    32,669
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $     2,059      $     2,924

Accrued expenses                                          1,523            2,167

Deferred maintenance revenue                              2,872            4,725

Current portion of capital lease obligations                222              208

Current portion of long term debt                           228              220
                                                    -----------      -----------

Total current liabilities                                 6,904           10,244
                                                    -----------      -----------

Capital lease obligations, net of current portion           180              215

Long-term debt, net of current portion                   13,944           12,529
                                                    -----------      -----------

Total long-term debt                                     14,124           12,744
                                                    -----------      -----------

Stockholders' equity (Note B)                             9,848            9,681
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    30,876      $    32,669
                                                    ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 4


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  (in thousands, except for per share data)
                                                                              Three Months Ended
                                                                 -----------------------------------------

                                                                  August 31,                    August 31,
                                                                     1999                          1998
                                                                 -----------                   -----------
Revenue

  Products                                                       $     3,869                   $     4,389

  Services                                                             3,513                         4,649
                                                                 -----------                   -----------

Total revenue                                                          7,382                         9,038

Cost of products sold                                                  1,020                         1,119

Cost of services provided                                                991                         2,232
                                                                 -----------                   -----------

Gross margin                                                           5,371                         5,687

Research and development expenses                                      1,538                           956

Selling, general and administrative                                    3,247                         3,458
                                                                 -----------                   -----------

Income from operations                                                   586                         1,273

Interest expense                                                         393                           413
                                                                 -----------                   -----------

Income from operations before income taxes                               193                           860

Provision for income taxes                                                45                           173
                                                                 -----------                   -----------

Net income                                                       $       148                   $       687
                                                                 ===========                   ===========

Basic net income per common share                                $      0.02                   $      0.10
Weighted average common shares outstanding                             8,150                         6,618

Diluted net income per common share                              $      0.02                   $      0.10
Weighted average dilutive common share equivalents outstanding         8,390                         7,121

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              (dollars in thousands)
                                                                Three Months Ended
                                                             ------------------------
                                                             August 31,    August 31,
                                                                1999          1998
                                                             ----------    ----------
Cash flows from operating activities:
  Net income                                                 $      148    $      687
                                                             ----------    ----------

Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                                   952           744
    Gain on sale of fixed assets                                     (7)           --
Change in current assets and liabilities:
    Accounts receivable                                             417           345
    Unbilled costs and fees                                        (101)         (726)
    Inventory                                                      (105)          115
    Prepaid expenses and other assets                               (63)         (537)
    Accounts payable and accrued expenses                        (1,509)       (1,350)
    Deferred maintenance revenue                                 (1,853)         (963)
                                                             ----------    ----------

Total adjustments                                                (2,269)       (2,372)
                                                             ----------    ----------

Net cash used by operating activities                            (2,121)       (1,685)
                                                             ----------    ----------

Cash flows used by investing activities:
    Capital expenditures                                           (237)         (216)
    Proceeds from sale of fixed assets                               15            --
                                                             ----------    ----------

Net cash used by investing activities                              (222)         (216)
                                                             ----------    ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                          --         1,062
    Principal payments under capital lease obligations              (21)           --
    Proceeds from Greenleaf financing                             9,275            --
    Proceeds from (repayment of) Imperial debt                   (7,875)        9,000
    Repayment of subordinated debt                                   --        (5,400)
    Net repayment of line of credit                                  --        (2,609)
                                                             ----------    ----------

Net cash provided by financing activities                         1,379         2,053
                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents                   (964)          152

Cash and cash equivalents, beginning of period                    1,600           429
                                                             ----------    ----------

Cash and cash equivalents, end of period                     $      636    $      581
                                                             ==========    ==========

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

(B)   Details of certain balance sheet captions are as follows:

                                                  August 31,      May 31,
                                                     1999          1999
                                                  ----------     --------

      Property and equipment                      $    4,118     $  4,028
      Accumulated depreciation
        And amortization                              (2,591)      (2,341)
                                                  ----------     --------
      Property and equipment, net                 $    1,527     $  1,687
                                                  ----------     --------

      Common stock, $.10 par value                $      859     $    859
      Capital in excess of par value                  14,742       14,790
      Other accumulated comprehensive loss               (16)         (18)
      Retained deficit                                (4,255)      (4,468)
      Less treasury stock                             (1,482)      (1,482)
                                                  ----------     --------
      Stockholders' equity                        $    9,848     $  9,681
                                                  ----------     --------

(C)   EARNINGS PER SHARE

      Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.

                                                    August 31,  August 31,
                                                       1999        1998
                                                    ----------  ----------
      Basic weighted average shares outstanding
         during the quarter                          8,150,289   6,617,845
      Effect of employee stock options                 239,400     502,839
                                                    ----------  ----------
      Diluted                                        8,389,689   7,120,684
                                                    ==========  ==========

(D)   COMPREHENSIVE INCOME

      Other accumulated comprehensive loss represents accumulated translation adjustments at August 31, 1999 and May 31, 1999. First quarter comprehensive income was $132 and $669 in fiscal 2000 and 1999, respectively, and included net income and translation losses for the respective quarters.

                                                                       Form 10-Q
                                                                          Page 7

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(E)   SEGMENT INFORMATION

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management computer solutions. The Company's operations are organized geographically with foreign offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows:

                                             Three Months       Three Months
                                           Ended August 31,   Ended August 31,
      Revenue:                                   1999               1998
                                                 ----               ----
      North America                          $     6,541        $     8,304
      Europe                                       1,020                913
      Eliminations                                  (179)              (179)
                                             -----------        -----------
      Consolidated Total                     $     7,382        $     9,038
                                             ===========        ===========

                                              August 31,           May 31,
      Long-Lived Assets:                         1999               1999
                                                 ----               ----
      North America                          $    19,898        $    20,642
      Europe                                         313                292
                                             -----------        -----------
      Consolidated Total                     $    20,211        $    20,934
                                             ===========        ===========

(F)   DEBT OBLIGATIONS:

      During the quarter ended August 31, 1999, the Company entered into a $11 million senior facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at 10.75% and the note has a 15-year amortization with the remaining principal due in a single payment in June 2004. The facility was used to pay off the prior senior lender and to provide working capital. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf.

(G)   NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a consistent standard for recognition and measurement of derivatives and hedging activities. The Company is required to adopt the standard in fiscal 2002 and is in the process of evaluating SFAS 133 and its impact.

                                                                       Form 10-Q
                                                                          Page 8


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Total revenue for the three months ended August 31, 1999 was approximately $7.4 million, a decrease of about 18% from the $9.0 million in the first quarter of fiscal year 1999. Product revenue was about $3.9 million for the current quarter as compared to $4.4 million in the same period last year, a decrease of about 12%. Service revenue was $3.5 million in the current quarter as compared to about $4.6 million in fiscal 1999, a decrease of about 24%.

      Product revenue is composed of two distinct components: the Company's technology and third party technology. Third party technology includes hardware and software. The decrease in product revenue from fiscal year 1999 is due to less revenue generated in the current fiscal year from the sale of third party products. For Q1FY 2000 revenue from hardware and third party software was $1.0 million as compared to $1.8 million in the prior fiscal year. The Company expects that the trend of decreased sales of third party software and hardware will continue during the remainder of the fiscal year.

      Service revenue is composed of two distinct components: maintenance revenue on software and engineering services. The decrease in service revenue in Q1 FY 2000 as compared to fiscal 1999 is due to a significant reduction in revenue generated from the Company's engineering services group. For Q1 FY 2000 the engineering services group generated $800,000 as compared to $1.74 million in fiscal 1999. The Company has experienced significant turnover in the management of the engineering services group during the later part of fiscal 1999 as more effort has been focused on higher level consulting revenue rather than hourly projects, which are sold at lower gross margins. As a result, gross margin as a percent of revenue during the first quarter of fiscal 2000 has improved relative to the same period in fiscal 1999.

      Product gross margin as a percent of revenue was 73.6% for the first quarter of fiscal 2000 as compared to 74.5% for the same period in fiscal 1999. The gross margin generated on service revenue for the first quarter of fiscal 2000 was 71.8% as compared to about 52.0% for the same period in fiscal 1999. Overall gross margin as a percent of revenue increased to 72.8% in the current quarter as compared to 62.9% in the same period of fiscal 1999.

      Research and development expense for the first quarter of fiscal 2000 was approximately $1.5 million as compared to approximately $1.0 million in fiscal 1999, an increase of approximately 61%. The increased expenditures are the result of continued enhancements to the Cadra product line through release of version 11.0 during the current quarter as well as enhancements to the Prospector and ToolDesigner product lines. It is expected that the current quarter expenditures will be somewhat constant for the remainder of fiscal 2000.

      Selling, general and administrative expenses totaled approximately $3.2 million in the first quarter of fiscal 2000, a decrease of approximately 6% from the fiscal 1999 first quarter SG&A expenditures. SG&A amounted to 44.0% of total revenue in Q1 2000 as compared to 38.3% in the same quarter in fiscal 1999.

      Interest expense for the first quarter of fiscal year 2000 was $393,000 as compared to approximately $413,000 for the same period in the prior fiscal year, a decrease of approximately 5%. The decrease is a combination of lower net borrowings during the current quarter as compared to the same period in the prior fiscal year and a slightly lower combined borrowing rate.

      The tax provision in the current quarter was $45,000 as compared to $173,000 in the same period of the prior fiscal year. The effective tax rate for the current quarter was 23.3% as compared to 20.1% in the comparable quarter of the prior fiscal year. The current year tax provision is composed primarily of

                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      a provision related to foreign tax. The tax provision in the first quarter of the prior fiscal year was related primarily to state and local taxes. The Company has recorded no provision for U.S. federal income taxes for the first quarters of fiscal 2000 and 1999 as a result of expected utilization of previously unrecognized net operating loss carryovers.

      Capital Resources and Liquidity

      The Company ended the first quarter of fiscal year 2000 with cash of approximately $636,000, a decrease of $964,000 from year-end 1999. Operating activities used approximately $2.1 million of cash during the first quarter. Reductions in liabilities used nearly $3.4 million that was partially offset by $1.1 million provided from net income adjusted for non-cash expenses and approximately $300,000 provided from a reduction in accounts receivables. Investing activities used approximately $222,000 during the first quarter primarily in capital expenditures. Financing activities provided approximately $1.4 million during the quarter through additional net borrowings from the Greenleaf line of credit following the refinancing of the Imperial Bank senior debt.

      The Company believes that the cash on hand together with cash flow from operations and the available credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. During the quarter ended August 31, 1999, the Company entered into a $11 million senior facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at 10.75% and the note has a 15-year amortization with the remaining principal due in a single payment in June 2004. At August 31, 1999, the Company had available borrowings on its line of credit of $1,725,000.

      The statements made above with respect to SofTech's outlook for fiscal 2000 represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence to the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with lenders and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27(i)      Financial Data Schedule as required by Article 5 of
                 Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: October 13, 1999                   /s/ Joseph P. Mullaney
      --------------------               -----------------------------------
                                             Joseph P. Mullaney
                                             Vice President
                                             Chief Financial Officer


Date: October 13, 1999                   /s/ Jan E. Yansak
      --------------------               -----------------------------------
                                             Jan E. Yansak
                                             Controller