Form 10-Q
period 1999-11-30
SOFTECH INC
filed 2000-01-14
CIK 354260

Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

For the Quarter Ended                                     Commission File Number
November 30, 1999                                                 0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
   Massachusetts                                              04-2453033

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

                                 Yes |X| No |_|

The number of shares outstanding of registrant's common stock at December 31, 1999 was 8,150,289 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number
                                                                     -----------
   Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -
          November 30, 1999 and May 31, 1999                               3

         Consolidated Condensed Statements of Income -
          Three and Six Months Ended November 30, 1999 and
          November 30, 1998                                              4-5

         Consolidated Condensed Statements of Cash Flows -
          Six Months Ended November 30, 1999 and
          November 30, 1998                                                6

         Notes to Consolidated Condensed Financial Statements            7-8

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-10

PART II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                               11

                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (dollars in thousands)
                                                      November 30,      May 31,
                                                          1999           1999
                                                      (unaudited)      (audited)
                                                      ------------    ----------
ASSETS

Cash and cash equivalents                                $    981      $  1,600
Accounts receivable, net                                    7,137         8,237

Unbilled costs and fees                                     1,346           789

Inventory                                                     128           335

Prepaid expenses and other assets                           1,006           774
                                                         --------      --------

Total current assets                                       10,598        11,735
                                                         --------      --------

Property and equipment, net (Note B)                        1,415         1,687

Capitalized software costs, net                            12,465        12,714

Goodwill, net                                               5,290         5,987

Other assets                                                  509           546
                                                         --------      --------

TOTAL ASSETS                                             $ 30,277      $ 32,669
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                         $  1,315      $  2,924

Accrued expenses                                            1,155         2,167

Deferred maintenance revenue                                2,193         4,725

Current portion of capital lease obligations                  207           208

Current portion of long term debt                             222           220
                                                         --------      --------

Total current liabilities                                   5,092        10,244
                                                         --------      --------

Capital lease obligations, net of current portion             206           215

Long-term debt, net of current portion                     14,992        12,529
                                                         --------      --------

Total long-term debt                                       15,198        12,744
                                                         --------      --------

Stockholders' equity (Note B)                               9,987         9,681
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 30,277      $ 32,669
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

                                                                       Form 10-Q
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              (in thousands, except for per share data)
                                                                           Three Months Ended
                                                              -----------------------------------------

                                                                     November 30,      November 30,
                                                                         1999             1998
                                                              --------------------  -------------------
Revenue

  Products                                                               $ 3,043           $ 3,138

  Services                                                                 2,481             4,368
                                                                         -------           -------

Total revenue                                                              5,524             7,506

Cost of products sold                                                        387             1,445

Cost of services provided                                                    651             2,489
                                                                         -------           -------

Gross margin                                                               4,486             3,572

Research and development expenses                                          1,177             1,380

Selling, general and administrative                                        2,705             4,635
                                                                         -------           -------

Income (loss) from operations                                                604            (2,443)

Interest expense, net                                                        336               405
                                                                         -------           -------

Income (loss) from operations before income taxes                            268            (2,848)

Provision for income taxes                                                    58                --
                                                                         -------           -------

Net income (loss)                                                        $   210           $(2,848)
                                                                         =======           =======

Basic net income (loss) per common share                                 $  0.03           $ (0.39)
Weighted average common shares outstanding                                 8,150             7,297

Diluted net income (loss) per common share                               $  0.03           $ (0.39)
Weighted average dilutive common share equivalents outstanding             8,185             7,297

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              (in thousands, except for per share data)
                                                                           Three Months Ended
                                                              -----------------------------------------

                                                                     November 30,      November 30,
                                                                         1999             1998
                                                              --------------------  -------------------
Revenue

  Products                                                               $ 6,912           $ 7,527

  Services                                                                 5,994             9,017
                                                                         -------           -------

Total revenue                                                             12,906            16,544

Cost of products sold                                                      1,407             2,762

Cost of services provided                                                  1,642             4,721
                                                                         -------           -------

Gross margin                                                               9,857             9,061

Research and development expenses                                          2,715             2,269

Selling, general and administrative                                        5,952             7,962
                                                                         -------           -------

Income (loss) from operations                                              1,190            (1,170)

Interest expense, net                                                        729               818
                                                                         -------           -------

Income (loss) from operations before income taxes                            461            (1,988)

Provision for income taxes                                                   103               173
                                                                         -------           -------

Net income (loss)                                                        $   358           $(2,161)
                                                                         =======           =======

Basic net income (loss) per common share                                 $  0.04           $ (0.31)
Weighted average common shares outstanding                                 8,150             6,956

Diluted net income (loss) per common share                               $  0.04           $ (0.31)
Weighted average dilutive common share equivalents outstanding             8,213             6,956

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        (dollars in thousands)
                                                           Six Months Ended
                                                      --------------------------
                                                      November 30,  November 30,
                                                           1999         1998
                                                      ------------  ------------

Cash flows from operating activities:
 Net income (loss)                                       $    358      $ (2,161)
                                                         --------      --------

Adjustments to reconcile net income (loss) to net
 cash used by operating activities:
   Depreciation and amortization                            1,874         1,732
   Gain on sale of fixed assets                                (7)           --
Change in current assets and liabilities:
   Accounts receivable                                      1,100            93
   Unbilled costs and fees                                   (557)         (117)
   Inventory                                                  136           (81)
   Prepaid expenses and other assets                         (195)         (124)
   Accounts payable and accrued expenses                   (2,621)         (161)
   Deferred maintenance revenue                            (2,532)       (1,458)
                                                         --------      --------

Total adjustments                                          (2,802)         (116)
                                                         --------      --------

Net cash used by operating activities                      (2,444)       (2,277)
                                                         --------      --------

Cash flows used by investing activities:
   Capital expenditures                                      (586)         (687)
   Proceeds from sale of fixed assets                          15            --
   Purchase of ADRA, net of cash received                      --          (144)
                                                         --------      --------

Net cash used by investing activities                        (571)         (831)
                                                         --------      --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                     --         1,089
   Proceeds of capital lease obligations                       97           205
   Principal payments under capital lease obligations        (107)          (94)
   Proceeds from Greenleaf financing                       10,475            --
   Principal payments under senior debt financing            (194)           --
   Proceeds from (repayment of) Imperial debt              (7,875)        8,625
   Repayment of subordinated debt                              --        (6,900)
   Equity financing proceeds                                   --         3,000
   Net repayment of line of credit                             --        (2,609)
                                                         --------      --------

Net cash provided by financing activities                   2,396         3,316
                                                         --------      --------

Increase (decrease) in cash and cash equivalents             (619)          208

Cash and cash equivalents, beginning of period              1,600           429
                                                         --------      --------

Cash and cash equivalents, end of period                 $    981      $    637
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

(B)   Details of certain balance sheet captions are as follows:

                                                    November 30,       May 31,
                                                        1999            1999
                                                    ------------    ----------

      Property and equipment                           $  4,184      $  4,028
      Accumulated depreciation
       And amortization                                  (2,769)       (2,341)
                                                       --------      --------
      Property and equipment, net                      $  1,415      $  1,687
                                                       --------      --------

      Common stock, $.10 par value                     $    859      $    859
      Capital in excess of par value                     14,742        14,790
      Other accumulated comprehensive loss                  (22)          (18)
      Retained deficit                                   (4,110)       (4,468)
      Less treasury stock                                (1,482)       (1,482)
                                                       --------      --------
      Stockholders' equity                             $  9,987      $  9,681
                                                       --------      --------

(C)   EARNINGS PER SHARE

      Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.

                                                    November 30,   November 30,
                                                        1999           1998
                                                        ----           ----

      Basic weighted average shares outstanding
       during the quarter                             8,150,289      7,297,212
      Effect of employee stock options                   34,461             --
                                                      ---------      ---------

      Diluted                                         8,184,750      7,297,212
                                                      =========      =========

(D)   COMPREHENSIVE INCOME (LOSS)

      Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at November 30, 1999 and May 31, 1999. Comprehensive income (loss) for the six months ended November 30, 1999 and November 30, 1998 was $354 and $(2,153), respectively, and included net income (loss) and translation gains (losses) for the respective periods.

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

                                  Three Months Ended              Six Months Ended
                             November 30,  November 30,    November 30,   November 30,
                                 1999          1998            1999           1998
                                 ----          ----            ----           ----
       Revenue:
       North America           $  4,800      $  6,666        $ 11,341      $ 14,970
       Europe                       891         1,034           1,911         1,947
       Eliminations                (167)         (194)           (346)         (373)
                               --------      --------        --------      --------
       Consolidated Total      $  5,524      $  7,506        $ 12,906      $ 16,544
                               ========      ========        ========      ========

                                                 November 30,       May 31,
                                                   1999              1999
                                                   ----              ----
          Long-Lived Assets:
          North America                          $ 19,375          $ 20,642
          Europe                                      304               292
                                                 --------          --------
          Consolidated Total                     $ 19,679          $ 20,934
                                                 ========          ========

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

                                                                       Form 10-Q
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three and six month periods ended November 30, 1999 was $5.5 million and $12.9 million, respectively, as compared to $7.5 million and $16.5 million, respectively, for the same periods in the prior fiscal year. This represents a decrease from fiscal 1999 to fiscal 2000 of $2.0 million or 26.4% and $3.6 million or 22.0% for the three and six month periods, respectively. Product revenue decreased by approximately $95,000 in the second quarter of fiscal 2000 as compared to the same period in the prior year or about 3% and decreased by about $615,000 or 8.2% for the six month period. Service revenue decreased by about $1.9 million or 43.2% in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 and by about $3.0 million or 33.5% for the six month period.

The decrease in product and service revenue in the current fiscal year as compared to the prior fiscal year is due to a strategic decision by the Company at the end of fiscal 1999 to focus its limited resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance.

Product revenue is composed of license revenue from the sale of the Company's software technology to end users and revenue from the sale of third party hardware and software technology. Revenue from the licensing of the Company's software technology in the three and six month periods ended November 30, 1999 was $2.6 million and $5.4 million, respectively, as compared to $1.7 million and $4.3 million in the same periods in the prior fiscal year. Revenue from the sale of third party hardware and software in the three and six month periods ended November 30, 1999 was $0.4 million and $1.6 million, respectively, as compared to $1.4 million and $3.3 million in the same periods in fiscal 1999. This change in strategy was aimed at improving the Company's profitability and bringing our customers the solutions they were seeking. In the current quarter the $95,000 net decrease in product revenue was composed of an increase of $0.9 million in the sale of the Company's high margin technology that was offset by a decrease of $1.0 million in the sale of lower margin third party hardware and software. We expect this trend to continue in the comparative income statement with the third and fourth quarters of fiscal 1999.

Service revenue is composed of software maintenance on our proprietary software and revenue generated from services performed by our engineers. At the end of fiscal 1999 we began shifting away from low margin, hourly engineering projects that had previously been a significant portion of the revenue performed by the engineering group. The decision to shift away from that type of work was made in order to improve the profitability of the service organization. For the three and six month periods ended November 30, 1999 software maintenance revenue on our proprietary technology was $1.9 million and $4.1 million, respectively, as compared to $2.1 million and $4.7 million for the same periods in fiscal 1999. Service revenue generated from the engineering services group for the three and six month periods ended November 30, 1999 was $0.6 million and $1.5 million, respectively, as compared to $2.1 million and $3.9 million for the same periods in the prior fiscal year. The reduced service revenue from low margin engineering projects was the primary reason for the decrease in service revenue from fiscal 1999 to 2000.

Product gross margin for the three and six month periods ended November 30, 1999 was $2.7 million and $5.5 million, respectively, as compared to $1.7 million and $4.8 million for the same periods in fiscal 1999. Gross margin as a percent of revenue for the three and six month periods ended November 30, 1999 was 87.3% and 79.6%, respectively, as compared to 54.0% and 63.3% for the same periods in fiscal 1999. The improvement in both gross margin dollars generated and gross margin as a percent of revenue in the current fiscal year as compared to fiscal 1999 is a direct result of a larger component of product revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software as detailed above.

Service gross margin for the three and six month periods ended November 30, 1999 was $1.8 million and $4.4 million, respectively, as compared to $1.9 million and $4.3 million in the same periods in fiscal 1999. Service gross margin as a percent of revenue for the three and six month periods ended

                                                                       Form 10-Q
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

November 30, 1999 was 73.8% and 72.6%, respectively as compared to 43.0% and 47.6% for the same periods in fiscal 1999.

Research and development expenditures for the three and six month periods ended November 30, 1999 were $1.2 million and $2.7 million, respectively, as compared to $1.4 million and $2.3 million for the same periods in the prior fiscal year. This spending represents continued enhancements to the Company's proprietary software technology. The Company expects its level of R&D expenditures to continue at the past six month level for the foreseeable future.

Selling, general and administrative expenditures ("SG&A") for the three and six month periods ended November 30, 1999 were $2.7 million and $6.0 million, respectively, as compared to $4.6 million and $8.0 million for the same periods in fiscal 1999. This represents a decrease of 41.6% and 25.2% for the three and six month periods ended November 30, 1999 as compared to the same periods in the prior fiscal year. The reduced expenditures are a direct result of cost cutting measures enacted over the last twelve months as the Company has strategically repositioned itself to focus on selling its technology primarily and focusing on high margin service opportunities. This repositioning has resulted in a significant reduction in headcount that was previously required to deliver on that low margin business.

Net income for the three and six month periods ended November 30, 1999 was $210,000 or $.03 per share and $358,000 or $.04 per share, respectively, as compared to a net loss of $(2.8) million or $(.39) per share and $(2.2) million or $(.31) per share for the same periods in the prior fiscal year.

Capital Resources and Liquidity

Net cash used by operating activities for the six month period ended November 30, 1999 was $2.4 million. Net income adjusted for non-cash expenditures generated cash of approximately $2.2 million and the net reduction of billed and unbilled accounts receivable generated cash of about $543,000. Accounts payable and accrued expenses were reduced by approximately $2.6 million and deferred maintenance revenue was reduced by about $2.5 million, which accounted for the majority of cash utilization during the period.

Net cash used by investing activities during the six month period ended November 30, 1999 was $571,000, which was primarily composed of capital expenditures. Capital expenditures in the same period of the prior fiscal year were $687,000.

Net cash provided by financing activities for the six month period ended November 30, 1999 was $2.4 million which was the net result of the debt refinancing previously disclosed in the Company's Form 10-K for the year ended May 31, 1999. During the current quarter the Company borrowed an additional $1.2 million under its line of credit to finance its operations.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

The statements made above with respect to SofTech's outlook for fiscal 2000 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolesce to the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

                                                                       Form 10-Q
                                                                         Page 11

                           PART II. OTHER INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOFTECH, INC.


Date: January 14, 2000                     /s/ Joseph P. Mullaney
    -------------------------              -------------------------------------
                                               Joseph P. Mullaney
                                               Vice President
                                               Chief Financial Officer

Date: January 14, 2000                     /s/ Jan E. Yansak
    -------------------------              -------------------------------------
                                               Jan E. Yansak
                                               Controller