Form 10-Q
period 2000-02-29
SOFTECH INC
filed 2000-04-14
CIK 354260

Form 10-Q
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

   For the Quarter Ended                          Commission File Number
   February 29, 2000                                      0-10665

                                  SOFTECH, INC.

      State of Incorporation                    IRS Employer Identification
         Massachusetts                                   04-2453033

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

                                 Yes |X| No |_|

The number of shares outstanding of registrant's common stock at March 31, 2000 was 8,993,784 shares.

                                                                       Form 10-Q
                                                                          Page 2


                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1. Financial Statements

        Consolidated Condensed Balance Sheets -
           February 29, 2000 and May 31, 1999                             3

        Consolidated Condensed Statements of Income -
           Three and Nine Months Ended February 29, 2000 and
           February 28, 1999                                            4-5

        Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended February 29, 2000 and
            February 28, 1999                                             6

        Notes to Consolidated Condensed Financial Statements            7-8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-10

PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                              11

                                                                       Form 10-Q
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           (dollars in thousands)
                                                           February 29,  May 31,
                                                               2000       1999
                                                           (unaudited)  (audited)
                                                           -----------  ---------
ASSETS

Cash and cash equivalents                                    $ 1,085     $ 1,600

Accounts receivable, net                                       6,882       8,237

Unbilled costs and fees                                        1,116         789

Inventory                                                        197         335

Prepaid expenses and other assets                                821         774
                                                             -------     -------

Total current assets                                          10,101      11,735
                                                             -------     -------

Property and equipment, net (Note B)                           1,248       1,687

Capitalized software costs, net                               12,455      12,714

Goodwill, net                                                  5,124       5,987

Other assets                                                     570         546
                                                             -------     -------

TOTAL ASSETS                                                 $29,498     $32,669
                                                             =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                             $ 1,146     $ 2,924

Accrued expenses                                               1,389       2,167

Deferred revenue                                               3,249       4,725

Current portion of capital lease obligations                     159         208

Current portion of long term debt                                278         220
                                                             -------     -------

Total current liabilities                                      6,221      10,244
                                                             -------     -------

Capital lease obligations, net of current portion                181         215

Long-term debt, net of current portion                        13,433      12,529
                                                             -------     -------

Total long-term debt                                          13,614      12,744
                                                             -------     -------

Stockholders' equity (Note B)                                  9,663       9,681
                                                             -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $29,498     $32,669
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

                                                                       Form 10-Q
                                                                          Page 4


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         (in thousands, except for per share data)
                                                                     Three Months Ended
                                                         -----------------------------------------

                                                                 February 29,  February 28,
                                                                     2000          1999
                                                                 ------------  ------------
Revenue

  Products                                                          $ 1,619       $ 4,339

  Services                                                            2,341         4,515
                                                                    -------       -------

Total revenue                                                         3,960         8,854

Cost of products sold                                                   327         1,244

Cost of services provided                                               576         1,412
                                                                    -------       -------

Gross margin                                                          3,057         6,198

Research and development expenses                                     1,118         1,414

Selling, general and administrative                                   3,368         3,866
                                                                    -------       -------

Income (loss) from operations                                        (1,429)          918

Interest expense, net                                                   493           368
                                                                    -------       -------

Income (loss) from operations before income taxes                    (1,922)          550

Provision for income taxes                                               --            --

Net income (loss)                                                   $(1,922)      $   550
                                                                    =======       =======

Basic net income (loss) per common share                            $ (0.23)      $  0.07
Weighted average common shares outstanding                            8,191         7,999

Diluted net income (loss) per common share                          $ (0.23)      $  0.07
Weighted average dilutive common share equivalents outstanding        8,191         8,220

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         (in thousands, except for per share data)
                                                                       Nine Months Ended
                                                         -----------------------------------------
                                                                  February 29,   February 28,
                                                                      2000           1999
                                                                  ------------   ------------
Revenue

  Products                                                          $  8,531       $ 11,866

  Services                                                             8,335         13,532
                                                                    --------       --------

Total revenue                                                         16,866         25,398

Cost of products sold                                                  1,734          4,005

Cost of services provided                                              2,218          6,133
                                                                    --------       --------

Gross margin                                                          12,914         15,260

Research and development expenses                                      3,833          3,683

Selling, general and administrative                                    9,320         11,829
                                                                    --------       --------

Loss from operations                                                    (239)          (252)

Interest expense, net                                                  1,222          1,186
                                                                    --------       --------

Loss from operations before income taxes                              (1,461)        (1,438)

Provision for income taxes                                               103            173
                                                                    --------       --------

Net loss                                                            $ (1,564)      $ (1,611)
                                                                    ========       ========

Basic net loss per common share                                     $  (0.19)      $  (0.23)
Weighted average common shares outstanding                             8,192          6,956

Diluted net loss per common share                                   $  (0.19)      $  (0.23)
Weighted average dilutive common share equivalents outstanding         8,192          6,956

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             (dollars in thousands)
                                                               Nine Months Ended
                                                          ---------------------------
                                                          February 29,   February 28,
                                                              2000           1999
                                                          ------------   ------------
Cash flows from operating activities:
  Net loss                                                  $ (1,564)      $ (1,611)
                                                            --------       --------

Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                              2,563          2,689
    Gain on sale of fixed assets                                  (7)            --
Change in current assets and liabilities:
    Accounts receivable                                        1,355           (622)
    Unbilled costs and fees                                     (327)          (681)
    Inventory                                                    138             28
    Prepaid expenses and other assets                            (71)          (315)
    Accounts payable and accrued expenses                     (2,556)          (544)
    Deferred revenue                                          (1,476)          (275)
                                                            --------       --------

Total adjustments                                               (381)           280
                                                            --------       --------

Net cash used by operating activities                         (1,945)        (1,331)
                                                            --------       --------

Cash flows used by investing activities:
    Capital expenditures                                        (900)          (925)
    Proceeds from sale of fixed assets                            16             --
    Purchase of ADRA, net of cash received                        --           (112)
    Proceeds from sale of building                                --            438
                                                            --------       --------

Net cash used by investing activities                           (884)          (599)
                                                            --------       --------

Cash flows from financing activities:
    Proceeds from exercise of stock options                       --          1,097
    Proceeds of capital lease obligations                         97            205
    Principal payments under capital lease obligations          (181)          (149)
    Proceeds from Greenleaf financing                         10,475          9,000
    Principal payments under senior debt financing              (202)          (750)
    Repayment of Imperial debt                                (7,875)            --
    Repayment of subordinated debt                                --         (5,400)
    Equity financing proceeds                                     --          1,500
    Net repayment of line of credit                               --         (2,609)
                                                            --------       --------

Net cash provided by financing activities                      2,314          2,894
                                                            --------       --------

Increase (decrease) in cash and cash equivalents                (515)           964

Cash and cash equivalents, beginning of period                 1,600            429
                                                            --------       --------

Cash and cash equivalents, end of period                    $  1,085       $  1,393
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

                                                                       Form 10-Q
                                                                          Page 7


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

(B)   Details of certain balance sheet captions are as follows:

                                                February 29,      May 31,
                                                    2000           1999
                                                  --------       --------

      Property and equipment                      $  3,403       $  4,028
      Accumulated depreciation
        And amortization                            (2,155)        (2,341)
                                                  --------       --------
      Property and equipment, net                 $  1,248       $  1,687
                                                  --------       --------

      Common stock, $.10 par value                $    943       $    859
      Capital in excess of par value                16,302         14,790
      Other accumulated comprehensive                  (68)           (18)
      loss                                          (6,032)        (4,468)
      Accumulated deficit
      Less treasury stock                           (1,482)        (1,482)
                                                  --------       --------
      Stockholders' equity                        $  9,663       $  9,681
                                                  --------       --------

(C)   EARNINGS PER SHARE

      Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.

                                                 February 29,   February 28,
                                                    2000           1999
                                                  ---------      ---------
      Basic weighted average shares
      outstanding  during the quarter             8,190,634      7,999,049
      Effect of employee stock options
      outstanding                                        --        221,670
                                                  ---------      ---------
      Diluted                                     8,190,634      8,220,719
                                                  =========      =========

(D)   COMPREHENSIVE INCOME (LOSS)

      Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at February 29, 2000 and May 31, 1999. Comprehensive (loss) for the nine months ended February 29, 2000 and February 28, 1999 was $(1,614) and $(1,629), respectively, and included net (loss) and translation gains (losses) for the respective periods.

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

                                         Three Months Ended Three Months  Ended
                                             February 29,      February 28,
      Revenue:                                   2000              1999
                                                 ----              ----
      North America                            $  3,348          $  8,008
      Europe                                        893               975
      Eliminations                                 (281)             (129)
                                               --------          --------
      Consolidated Total                       $  3,960          $  8,854
                                               ========          ========

                                          Nine Months Ended    Nine Months
                                             February 29,   Ended February 28,
      Revenue:                                   2000              1999
                                                 ----              ----
      North America                            $ 14,689          $ 22,978
      Europe                                      2,804             2,922
      Eliminations                                 (627)             (502)
                                               --------          --------
      Consolidated Total                       $ 16,866          $ 25,398
                                               ========          ========

                                             February 29,         May 31,
      Long-Lived Assets:                         2000              1999
                                                 ----              ----
      North America                            $ 18,968          $ 20,642
      Europe                                        291               292
                                               --------          --------
      Consolidated Total                       $ 19,259          $ 20,934
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

      During the quarter ended February 29, 2000, $1.5 million of subordinated debt was used by Greenleaf to purchase 807,972 shares of previously unissued common stock of the Company.

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

                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three and nine-month periods ended February 29, 2000 was $4.0 million and $16.9 million, respectively, as compared to $8.9 million and $25.4 million, respectively, for the same periods in the prior fiscal year. This represents a decrease from fiscal 1999 to fiscal 2000 of $4.9 million or 55.3% and $8.5 million or 33.6% for the three and nine month periods, respectively. Product revenue decreased by approximately $2.7 million in the third quarter of fiscal 2000 as compared to the same period in the prior year or about 62.7% and decreased by about $3.3 million or 28.1% for the nine month period. Service revenue decreased by about $2.2 million or 48.2% in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 and by about $5.2 million or 38.4% for the nine month period.

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

Product revenue is composed of license revenue from the sale of the Company's software technology to end users and revenue from the sale of third party hardware and software technology. Revenue from the licensing of the Company's software technology in the three and nine month periods ended February 29, 2000 was $1.4 million and $6.7 million, respectively, as compared to $2.7 million and $6.9 million in the same periods in the prior fiscal year. Revenue from the sale of third party hardware and software in the three and nine month periods ended February 29, 2000 was $250,000 and $1.8 million, respectively, as compared to $1.7 million and $5.0 million in the same periods in fiscal 1999. This change in strategy was aimed at improving the Company's profitability and bringing our customers the solutions they were seeking.

Service revenue is composed of software maintenance on our proprietary software and revenue generated from services performed by our engineers. At the end of fiscal 1999 we began shifting away from low margin, hourly engineering projects that had previously been a significant portion of the revenue performed by the engineering group. The decision to shift away from that type of work was made in order to improve the profitability of the service organization. For the three and nine month periods ended February 29, 2000 software maintenance revenue on our proprietary technology was $1.9 million and $6.0 million, respectively, as compared to $2.4 million and $7.1 million for the same periods in fiscal 1999. Service revenue generated from the engineering services group for the three and nine-month periods ended February 29, 2000 was $0.4 million and $1.9 million, respectively, as compared to $1.7 million and $5.6 million for the same periods in the prior fiscal year. The reduced service revenue from low margin engineering projects was the primary reason for the decrease in service revenue from fiscal 1999 to 2000.

Product gross margin for the three and nine month periods ended February 29, 2000 was $1.3 million and $6.8 million, respectively, as compared to $3.1 million and $7.9 million for the same periods in fiscal 1999. Gross margin as a percent of revenue for the three and nine-month periods ended February 29, 2000 was 79.8% and 79.7%, respectively, as compared to 71.3% and 66.2% for the same periods in fiscal 1999. The improvement in gross margin as a percent of revenue in the current fiscal year as compared to fiscal 1999 is a direct result of a larger component of product revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software as detailed above.

Service gross margin for the three and nine-month periods ended February 29, 2000 was $1.8 million and $6.1 million, respectively, as compared to $3.1 million and $7.4 million in the same periods in fiscal 1999. Service gross margin as a percent of revenue for the three and nine month periods ended

                                                                       Form 10-Q
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

February 29, 2000 was 75.4% and 73.4%, respectively as compared to 68.7% and 54.7% for the same periods in fiscal 1999.

Research and development expenditures for the three and nine month periods ended February 29, 2000 were $1.1 million and $3.8 million, respectively, as compared to $1.4 million and $3.7 million for the same periods in the prior fiscal year. This spending represents continued enhancements to the Company's proprietary software technology. The Company expects its level of R&D expenditures to continue at the past nine-month level for the foreseeable future.

Selling, general and administrative expenditures ("SG&A") for the three and nine month periods ended February 29, 2000 were $3.4 million and $9.3 million, respectively, as compared to $3.9 million and $11.8 million for the same periods in fiscal 1999. This represents a decrease of 12.9% and 21.2% for the three and nine-month periods ended February 29, 2000 as compared to the same periods in the prior fiscal year. The reduced expenditures are a direct result of cost cutting measures enacted over the last twelve months as the Company has strategically repositioned itself to focus on selling its technology primarily and focusing on high margin service opportunities. This repositioning has resulted in a significant reduction in headcount that was previously required to deliver on that low margin business.

Net loss for the three and nine-month periods ended February 29, 2000 was $(1.9) million or $(.23) per share and $(1.6) million or $(.19) per share, respectively, as compared to a net income (loss) of $550,000 or $.07 per share and $(1.6) million or $(.23) per share for the same periods in the prior fiscal year.

Capital Resources and Liquidity

Net cash used by operating activities for the nine-month period ended February 29, 2000 was $1.9 million. Net loss adjusted for non-cash expenditures generated cash of approximately $1.0 million and the net reduction of billed and unbilled accounts receivable generated cash of about $1.0 million. Accounts payable and accrued expenses were reduced by approximately $2.6 million and deferred maintenance revenue was reduced by about $1.5 million, which accounted for the majority of cash utilization during the period.

Net cash used by investing activities during the nine-month period ended February 29, 2000 was $884,000, which was primarily composed of capital expenditures. Capital expenditures in the same period of the prior fiscal year were $925,000.

Net cash provided by financing activities for the nine-month period ended February 29, 2000 was $2.3 million which was the net result of the debt refinancing previously disclosed in the Company's Form 10-K for the year ended May 31, 1999. There were no additional borrowings under the Company's line of credit during the current quarter.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

The statements made above with respect to SofTech's outlook for fiscal 2000 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, maintaining reseller agreements with 3-D and PDM technology providers, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: April 14, 2000                    /s/ Joseph P. Mullaney
    ----------------                    ----------------------------------------
                                            Joseph P. Mullaney
                                            Vice President
                                            Chief Financial Officer


Date: April 14, 2000                    /s/ Jan E. Yansak
    ----------------                    ----------------------------------------
                                            Jan E. Yansak
                                            Controller