Form 10-K405
period 2000-05-31
SOFTECH INC
filed 2000-09-13
CIK 354260

SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $3,987,961 as of August 31, 2000. On August 31, 2000 the registrant had outstanding 10,741,784 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

      In June 1996 the Company developed a strategy to focus all of its resources on the Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") and the Product Data Management ("PDM") marketplace. At that time, approximately 95% or more of the revenue in the CAD/CAM operation was generated from the sale of a high-end, third party solid modeling solution from Parametric Technology Corporation ("PMTC"). The contractual arrangement that allowed the Company to offer that technology to its customers was a short term agreement that was subject to annual renewal and could be cancelled by either party with 30 days notice. An important part of implementing the CAD/CAM and PDM only strategy was to dispose of all unrelated businesses. This focus was completed with the sale of the Company's Network Systems Group ("NSG") in September 1996 and the distribution of the net proceeds from that sale in the form of dividends (return of capital) to shareholders in December 1996 and June 1997 totaling approximately $2.56 per share.

      It was quite obvious to the Company in June 1996 that its dependence on one product for nearly all of its revenue was a very risky business model especially when the contract that provided it the right to sell that third party technology was a short term arrangement. In order to reduce its risk, a strategy to acquire related service and technology companies was developed and implemented. From December 1996 through May 1999, the Company acquired seven companies including two that offered software applications for this marketplace. The acquisitions of Adra Systems, Inc. ("Adra") in May 1998 and the Advanced Manufacturing Technology division ("AMT") of CIMLINC, Inc. in November 1997 provided the Company with important technology, an installed base, a recurring maintenance revenue stream and operations in Europe and Asia. In fiscal 2000, approximately 80% of the Company's revenue was generated from these two operations.

      Today, SofTech is a leading provider of Design through Manufacturing Technologies and Services. It offers software technology of its own to the 2D CAD/CAM markets. In addition, the Company offers a wide range of services to its customers including consulting, implementation and training. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

PRODUCTS AND SERVICES

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. The Company's operations are organized geographically with foreign offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Footnote E to the financial statements.

      As noted above, the Company has evolved over the last four years through seven acquisitions and internal expansion from a distributor of PMTC's products into an independent technology and services entity. The changes that have taken place in the business are most obvious in the tables presented below which show the components of product and service revenue over the last four years.

      The following table is meant to help clarify this transition by detailing the components of product revenue by fiscal year. Product revenue was composed of the following (000's):

                                            2000       1999      1998      1997
                                            ----       ----      ----      ----

SofTech software (AMT & Adra)              $7,640    $ 8,815    $3,023    $   --
Hardware                                      960      3,141     4,286     6,212
PMTC software                                  --         --       612     2,442
Other 3rd party software                      946      2,324       731       675
                                           ------    -------    ------    ------

Total product revenue                      $9,546    $14,280    $8,652    $9,329
                                           ======    =======    ======    ======

      In fiscal 1997 the Company's product revenue was derived almost exclusively from the sale of Parametric Technology Corporation ("PMTC") software (Pro/ENGINEER) and hardware. The hardware sold in this period was high-end workstations with gross margins in excess of 30% driven primarily by the sale of the Pro/ENGINEER software. Sales of Pro/ENGINEER software and related high-end workstation carried into fiscal year 1997 (the distribution agreement for Pro/ENGINEER ended September 30, 1996). The shift in October 1996 to sales of the mid-range software offering of PMTC which runs on an Intel based hardware platform caused a reduction in revenue derived from both software and hardware and was the reason for the 9% decrease overall in product revenue from fiscal 1996 to 1997. In September 1997, the PT/Modeler distribution agreement with PMTC terminated and the revenue from that product ceased. The full impact of the shift to PT/Modeler and Intel based hardware can be seen in the 31% decline in hardware revenue in fiscal 1998 as compared to 1997. The acquisitions of AMT and ADRA by the Company during fiscal 1998 replaced the lost revenue from PMTC software and hardware from fiscal 1997. In fiscal 1999, revenue derived from the sale of SofTech owned technology was 62% of product revenue, up from 35% in fiscal 1998. Hardware revenue declined 27% from fiscal 1998 to 1999 as that component of revenue has become less important to the Company's business model. Other third party software increased nearly three times from fiscal 1998 levels to equal the amount of software revenue generated from the sale of PMTC software in fiscal 1997.

      The impact of the Company's decision at the end of fiscal 1999 to focus on developing, marketing and selling its own technology is clearly visible in the above table. Hardware revenue was down about 69% in fiscal 2000 from fiscal 1999 and revenue from the sale of 3rd party software was down about 59%. While the revenue from Company owned technology was down about 13% this was much lower than the declines experienced by many of the Company's competitors. The Company expects revenue from hardware and 3rd party software to be negligible in the future.

      The components of service revenue have also changed dramatically as a result of the changes detailed above. Service revenue was composed of the following (000's):

                                                   2000       1999         1998       1997
                                                   ----       ----         ----       ----
Consulting, discreet services and training      $ 2,238     $ 6,448     $ 6,231     $2,228
Maintenance of AMT and ADRA software              7,464       8,580       2,142         --
Hardware and 3rd party software maintenance         617       1,249       2,954      3,147
                                                -------     -------     -------     ------

Total service revenue                           $10,319     $16,277     $11,327     $5,375
                                                =======     =======     =======     ======

      The changes in the make-up of the business are also quite evident when the components of service revenue are detailed as in the above table over the last four years. The acquisition of two services-only businesses in fiscal 1997 accounted for the majority of the consulting, discreet services and training revenue in fiscal 1997. This consulting, discreet services and training revenue nearly tripled from fiscal 1997 to 1998 as the 1997 acquisitions contributed for the full year 1998 and was the primary reason for the service revenue growth of 111% from fiscal 1997 to 1998. This component of revenue increased only about 3% from fiscal 1998 to 1999 as the businesses were integrated into the Company and greater focus was brought to bear on performing higher margin consulting services rather than lower margin design services. Maintenance of SofTech owned technology generated about 53% of fiscal 1999 service revenue as the full year maintenance revenue was included in fiscal 1999 as compared to fiscal 1998's partial year for each product line from the acquisition dates forward. The maintenance revenue generated from hardware and 3rd party software agreements declined slightly from fiscal 1997 to 1998 and by about 58% from fiscal 1998 to 1999 due to the termination of the PMTC distribution agreement.

      Again, the late fiscal 1999 decision to stop pursuing low margin, hourly service projects and to focus the service group towards high margin opportunities is very visible in the above table. We expect that this trend will continue.

      The Adra Systems product known as CadraTM is a drafting and design technology for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, an extraordinarily fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; CADRA integration with SolidWorks, an integrated drawing production system and a 3D solid modeler. The CADRA family is rounded out by an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

      In May 2000, SofTech announced the availability of a new product called DesignGatewayTM. DesignGateway is an enabling technology that allows the user to extract engineering and geometric data from 3-D solid modeling applications for reviewing, manipulating and exporting to 2D drafting systems. DesignGateway will interface to Pro/Engineer, Catia, SolidWorks, Unigraphics, think3, and I-DEAS Master Series. DesignGateway also organizes other engineering documents into project folders providing easy access for many users. The technology is easy to use and can be implemented company-wide within a short time period -- weeks rather than months.

      The design software technologies used by mechanical engineers make up a fragmented market composed of dueling, proprietary technologies. The proprietary technologies create huge inefficiencies for the global design and manufacturing enterprises trying to deal with these various design tools. There is no one solid modeling software company with more than 25% market share. For example, the big three automobile companies all use different design products as their primary design tool. The problems created for the suppliers to the automobile industry that do business with all three are simply enormous. DesignGateway is aimed at improving the interoperability problems created by the use of the different design tools.

      In June 2000, MICROCADAM, a significant technology provider to the 2-D CAD marketplace with a worldwide installed base of more than 100,000 seats ceased development efforts and announced that the technology would no longer be supported beyond June 2001. The Company believes that it offers the MICROCADAM user base a technology that is very similar to the MICROCADAM technology they are trained to use and, with the use of the Company's direct translators, provides access to the legacy data. The Company believes that this market opportunity is a significant one for fiscal 2001 and beyond as the MICROCADAM user base must migrate over time to a supported technology.

      The AMT group has two primary products. Prospector is a knowledge-based NC programming package for complex tool production. This Windows based, easy-to-use package gives you full flexibility for generating and editing NC toolpaths while utilizing the power of the industry's best knowledge base of tools, speeds, feeds, and cutting paths. ToolDesigner is an outstanding software package for developing and designing complex molds and dies. Core and cavity splits, parting line placement, wireframe design and drafting, photorealistic rendering, surface modeling, trimmed surfaces, injection and cooling line placement are aptly handled with this professional package.

      In April 2000, the Company launched a vertical portal called the CADCAMZONE.COM ("CCZ"). This portal is aimed at providing the 2.5 to 3.0 million mechanical/manufacturing engineers worldwide with a one-stop place on the Internet for their specialized needs. At introduction this site offered many services including CAD/CAM news and events, job matching, ask the expert, automated file translations, unique editorial and analysis of the market and many other features. Through August 2000 the site has registered 1,143 visitors and 540,000 page views. The Company intends to attempt to secure financing for this site in order to segregate it from SofTech and allow it to pursue its unique purpose. It is contemplated that SofTech would retain a minority interest.

COMPETITION

      The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2D software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as PMTC, Dassault, Unigraphics, Structural Dynamics Research Corporation and SolidWorks that all possess some level of 2D drafting capability. These companies all have financial resources far in excess of those of the Company.

      The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. While the large CAD companies such as PMTC, Dassault, SDRC and AutoDesk have modules that compete in this market, none focus exclusively on CAM technology.

      The service offerings of the Company which include consulting, training and discreet engineering services compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

      As of May 31, 2000, the Company employed 109 persons. These employees were distributed over functional lines as follows: Sales = 20; Product Development = 29; Engineers = 32; General and Administrative = 28.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

      Backlog as of May 31, 2000 and 1999 was approximately $1,083,000 and $1,316,000, respectively. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $3,712,000 and $4,725,000 at May 31, 2000 and 1999, respectively. Given the short time period between receipt of order and delivery, on average less than 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

      With the acquisitions of the software technologies of AMT and ADRA, the Company now has approximately 30 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2000, 1999 and 1998 the Company incurred research and development expense of $4,911,000, $5,521,000 and $354,000, respectively, related to the continued development of technology. The Company's ability to continue to maintain the ADRA software so it is compatible with the other 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success. The Company expects to incur research and development expenditures of approximately $5 million in fiscal 2001.

CUSTOMERS

      No single customer accounted for more than 10% of the Company's revenue in fiscal 2000, 1999 or 1998. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

Name                       Age  Position
--------------------------------------------------------------------------------
Mark R. Sweetland           51  President and Chief Executive Officer, Director
Timothy J. Weatherford      36  Executive Vice President, Sales, Director
Joseph P. Mullaney          43  Vice President, Treasurer and Chief Financial
                                Officer
Victor G. Bovey             43  Vice President, Engineering

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

      Following is biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-K:

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

      Victor G. Bovey was appointed Vice President of Engineering of the Company in March 2000. He started with the Company in November 1997 as Director of Product Development. Prior to his employment with SofTech he was employed for thirteen years with CIMLINC Incorporated in various engineering and product development positions.

ITEM 2 - PROPERTIES

      The Company leases office space in Grand Rapids and Bloomfield Hills, Michigan; Tewksbury, Massachusetts; Indianapolis, Indiana; Milwaukee, Wisconsin; Cincinnati and Dayton, Ohio; Yardley, Pennsylvania; Windsor, Ontario; Nottingham, England, Ismaning, Germany, Le Fontanil, France and Milan, Italy. The total space leased for these locations is approximately 83,000 square feet. The fiscal 2000 rent was approximately $1.2 million. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

      In July 1999, the Company settled its litigation brought against it by Parametric Technology Corporation ("PMTC") in March 1998. This litigation was described in the Company's 1998 Annual Report on Form 10-K under Item 3 - Litigation. Under the terms of the settlement agreement, the Company agreed, among other things, to limit its training activities with respect to PMTC products and both companies agreed not to pursue their respective claims against each other.

      On June 25, 1997, the Company served notice to Data Systems Network Corporation ("DSNC") in accordance with the Asset Purchase Agreement that the Company had incurred losses as a result of DSNC's breach of the provisions of the Asset Purchase Agreement and the Registration Rights Agreement. On June 16, 1998, plaintiff DSNC filed a countersuit in the Circuit Court in the County of Oakland, Michigan alleging that the Company wrongfully retained amounts of money due DSNC pursuant to the Asset Purchase Agreement, that the Company owes DSNC outstanding rent under a sublease agreement, has failed to pay invoices for work completed by DSNC and that certain financial software sold by the Company to DSNC in the transaction was not working properly.

The Complaint alleges breach of contract, conversion, unjust enrichment and fraud. The Company has filed a Demand for Arbitration pursuant to the Asset Purchase Agreement. The Arbitration Hearing has been scheduled for mid-November 2000. The Company intends to pursue its claims through the arbitration process against DSNC and to vigorously defend itself against the counterclaims for which it believes it has meritorious defenses.

      On January 29, 1999 claimant CIMLINC Incorporated ("CIMLINC") sought a demand for arbitration pursuant to the Asset Purchase Agreement between CIMLINC, Inc., CIMLINC, Ltd., CIMLINC GmbH and the Company. In its demand, CIMLINC claimed entitlement based on an alleged failure of SofTech to register stock received in the acquisition transaction, receivables allegedly due to CIMLINC, royalty payments and an alleged failure to assume and pay certain liabilities of CIMLINC, and other relief, including costs and fees. SofTech filed a counter arbitration demand against CIMLINC alleging damages for breach of certain representations and warranties, and fraud in connection with them, regarding revenue recognition in connection with the Asset Purchase Agreement.

      On August 24, 2000, subsequent to the completion of a series of hearings before the Arbitrator between November 1999 and June 2000, the Arbitrator found in favor of CIMLINC and awarded $620,923 in damages. The Company has accrued this award in its fiscal 2000 financial statements and is assessing all of its alternatives related to this matter including possible appeal.

      In addition to the above, the Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2000 for matters discussed and other matters not specifically detailed above are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      The Company's Annual Meeting of Stockholders was held on April 24, 2000 in Grand Rapids, Michigan. Two matters were voted upon and approved at this Annual Meeting; the election of two Class I directors, Mssrs. Timothy L. Tyler and Mark
R. Sweetland, to hold office until the Annual Meeting of Stockholders in 2002; and the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending May 31, 2000. The following is a summary of the votes:

                                                                    Exception &
       Proposal                    For         Against    Abstain     No Vote
       --------                    ---         -------    -------     -------
Tyler - Director                6,349,448           0      54,070    1,941,751
Sweetland - Director            6,349,498           0      54,020    1,941,751
Ernst & Young LLP -
Independent auditors            6,377,178      18,475       7,865    1,941,751

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

      The Company's common stock trades on the NASDAQ Stock Market under the symbol "SOFT". At May 31, 2000, there were approximately 282 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents, that totaled approximately 6.3 million shares, or 59% of outstanding shares. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                         2000                      1999
                                         ----                      ----
                                   High         Low         High          Low
                             ---------------------------------------------------
First Quarter                     2 3/8        1 5/16            8         2 7/8
Second Quarter                    1 5/8           3/4        4 1/4         2 7/8
Third Quarter                    2 7/16        1 1/32        4 1/4       1 15/16
Fourth Quarter                  5 17/32           7/8      2 11/16       1 15/16

      The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

      The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                      Fiscal Year
(in thousands, except per share data)           2000         1999         1998          1997         1996

----------------------------------------------------------------------------------------------------------
Revenue from continuing operations           $ 19,865       30,557      $ 19,979      $14,704     $ 13,658
Income (loss) from continuing operations       (5,943)      (5,750)        1,334        2,282         (456)

Diluted earnings per share:

     Income (loss) from continuing
     operations                                  (.71)        (.77)          .22          .50         (.11)
     Net income (loss)                           (.71)        (.77)          .22          .09        (1.44)

Basic earnings per share:

     Income (loss) from continuing
     operations                                  (.71)        (.77)          .23          .52         (.11)
     Net income (loss)                           (.71)        (.77)          .23          .10        (1.44)

Weighted average number of shares
outstanding - diluted                           8,383        7,485         6,114        4,530        4,076
Weighted average number of shares
outstanding - basic                             8,383        7,485         5,711        4,410        4,076

Working capital (deficit)                        (189)       1,491        (7,519)       2,920       12,191

Total assets                                   26,017       32,669        36,060       10,152       17,037

Total liabilities                              17,214       22,988        24,878        3,315        2,080

Stockholders' equity                            8,803        9,681        11,182        6,837       14,957

      Note: The results for fiscal year 2000, 1999 and 1998 include the effect of the acquisitions of the AMT division of CIMLINC Incorporated and the ADRA business of MatrixOne, Inc. in November and May of fiscal 1998, respectively. The results for fiscal years 1998 and 1997 include an investment gain on the disposal of DSN shares of approximately $253,000 and $2.1 million, respectively. The results for fiscal years 2000, 1999, 1998 and 1997 include the effect of the acquisitions of Computer Graphics Corporation and Ram Design and Graphics Corp. in December and February of fiscal 1997, respectively. See Note H to the Consolidated Financial Statements included herein for certain pro forma information related to these acquisitions.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-K contains forward-looking statements. The words "believe", "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These financial statements include statements regarding the Company's intent, belief or current expectations. You are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, market acceptance of the Company's PROSPECTOR(TM) technology and the newly released DesignGateway(TM) technology, continued revenue generated from the CADRA(TM) product family, the ability of management to manage the expected growth and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

INCOME STATEMENT ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 2000. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2000 is presented.

                                                                           Percentage change
                                  Items as a percentage of revenue           year to year
                                     2000       1999        1998    1999 to 2000     1998 to 1999
                                ------------------------------------------------------------------

Revenue
          Products                   48.1%      46.7%       43.3%          (33.2)%           65.0%
          Services                   51.9       53.3        56.7           (36.6)            43.7
                                    -----      -----       -----
Total revenue                       100.0      100.0       100.0           (35.0)            52.9

Cost of sales
          Products                   10.4       15.2        18.6           (55.3)            25.0
          Services                   14.0       25.2        32.3           (63.9)            19.5
                                    -----      -----       -----
Total cost of sales                  24.4       40.4        50.9           (60.7)            21.5

Gross margin
          Products                   78.3       67.5        57.1           (22.5)            95.1
          Services                   73.0       52.6        43.0           (12.0)            75.7
                                    -----      -----       -----
Total gross margin                   75.6       59.6        49.1           (17.6)            85.5

S.G.& A., including R&D              96.9       73.0        41.8           (13.7)           167.0

Gain on investments                    --         --         1.3              --           (100.0)
Interest expense                      8.6        5.1         1.3             9.1            518.5
                                    -----      -----       -----

Income (loss) before income tax     (29.9)     (18.5)        7.3            (5.0)          (488.2)
Income tax provision                   --         .3          .6          (116.5)           (37.8)
                                    -----      -----       -----

Income (loss)                       (29.9)     (18.8)        6.7            (3.4)          (531.0)
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

      As part of the decision to focus all of its resources on the CAD/CAM and PDM marketplace in June 1996, the Company developed an acquisition and internal growth strategy aimed at reducing its dependence on other technology providers. In fiscal 1997 the Company acquired two CAD/CAM services-only businesses. In fiscal 1998 the Company acquired two CAD/CAM technology companies, a CAD/CAM and PDM services business and a Structural Dynamics Research Corporation ("SDRC") reseller. As a result, the Company now has 9 offices in 7 states and 4 offices in Western Europe along with strong indirect distribution relationships in Asia. Most importantly, the Company now possesses technology of its own and approximately 60 degreed mechanical engineers. The

Company believes that it possesses a stable, recurring service business that can reduce the impact of fluctuations in the software order flow from quarter to quarter.

RESULTS OF OPERATIONS

      Total revenue for fiscal year 2000 was $19.9 million as compared to $30.6 million in fiscal 1999, a decrease of 35%. This decrease in revenue was composed of a decrease in product revenue of about $4.7 million and a decrease in service revenue of about $6.0 million. The majority of the decrease in product and service revenue is the result of a strategic decision by the Company at the end of fiscal 1999 to focus its limited resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance. Total revenue increased from $20.0 million in fiscal 1998 to $30.6 million in fiscal 1999, an increase of 53%. The increase was due to the acquisitions of the CAD/CAM technology companies acquired during fiscal 1998. The acquisitions were accounted for under the purchase accounting method and therefore their results were included in the Company's results of operations for only a portion of fiscal year 1998 but for the full year in fiscal 1999.

      Included in Item 1 of this Form 10-K under the section labeled "PRODUCTS AND SERVICES" there are tabular summaries of the significant components of Product and Service revenue from fiscal 1997 through fiscal 2000. These tables were used in preparing this analysis and may assist the reader in understanding the changes that have taken place over the last four years in the Company's business.

      Product revenue, which includes revenue from the sale of hardware and software, was $9.5 million in fiscal 2000 as compared to $14.3 million in fiscal 1999, a decrease of $4.7 million or 33%. Approximately $3.6 million of the decrease was the result of lower revenue generated in fiscal 2000 from the sale of hardware and 3rd party software. We expect that the revenue from hardware and 3rd party software sales in fiscal 2001 and beyond will continue to shrink as the Company focuses on marketing its technology. Product revenue increased from about $8.7 million in fiscal 1998 to about $14.3 million in fiscal 1999, an increase of about 65%. The increase was due to the acquisitions of the CAD/CAM technology companies acquired during fiscal 1998. The acquisitions were accounted for under the purchase accounting method and therefore their results were included in the Company's results of operations for only a portion of fiscal year 1998 but for the full year in fiscal 1999.

      Service revenue is composed of software maintenance on our proprietary software, maintenance sold on 3rd party hardware and software and revenue generated from services performed by our engineers. Service revenue for fiscal year 2000 was $10.3 million as compared to $16.3 million in fiscal 1999, a decrease of about $6.0 million or 37%. Approximately $4.8 million of this decrease was due to the strategic decision to shift away from low margin, hourly engineering projects that had previously been a significant portion of the revenue performed by the engineering group in order to improve the profitability of the service organization. Service revenue increased approximately 44% from fiscal 1998 to fiscal 1999, or about $5.0 million. The increase was due to the acquisitions of the CAD/CAM technology companies acquired during fiscal 1998. The acquisitions were accounted for under the purchase accounting method and therefore their results were included in the Company's results of operations for only a portion of fiscal year 1998 but for the full year in fiscal 1999.

      Product gross margin improved to 78% in fiscal 2000 from 68% in fiscal 1999. Product gross margin improved to 68% in fiscal 1999 as compared to 57% in fiscal 1998. The continued improvement in gross margin as a percent of revenue is a direct result of a larger component of product revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software as detailed above. Product revenue from the sale of our technology as compared to total product revenue was 80%, 62% and 35% for fiscal years 2000, 1999 and 1998, respectively. Margins on the sale of Company owned technology generally carry a margin significantly higher than 3rd party technology. We would expect product gross margins to continue to improve as the Company focuses primarily on the sale of its technology in the future.

      Service gross margins improved to 73% in fiscal 2000 from 53% in fiscal 1999 and from 43% in fiscal 1998. The continued improvement in service gross margin as a percent of revenue is a result of the recurring maintenance revenue on the Company's proprietary software and the decision to limit service offerings to high margin consulting projects as detailed above. We would expect the service gross margins to stabilize at or near the fiscal 2000 rate in the future.

      Research and development expenditures totaled approximately $4.9 million and $5.5 million in fiscal years 2000 and 1999, respectively. During fiscal 1998 the total R&D expenditures were only about $354,000. These expenditures are a direct result of the Company's acquisitions during fiscal 1998 of the technology companies as noted previously. During fiscal 2000 the Company continued its investments in the technologies acquired in order to bring these technologies up to date after a period of reduced investment in research and development prior to our acquisitions of these technologies. The Company anticipates that this investment will result in a slowing of the degradation of the software maintenance revenue and the introduction of new products in the future.

      Selling, general and administrative expense for fiscal 2000 decreased 14.6%, or $2.4 million, as compared to fiscal 1999. The reduced expenditures are a direct result of cost cutting measures enacted over the last twelve months as the Company has strategically repositioned itself to focus on selling its technology primarily and high margin service opportunities. This repositioning has resulted in a significant reduction in headcount that was previously required to manage, market, and deliver on that low margin business. Selling, general and administrative expenses for fiscal 1999 increased 110% from fiscal 1998, an increase of approximately

$8.8 million. The increased S.G.&A. spending was the result of the acquisitions made during FY98 which increased FY99 headcount and related payroll expenses, infrastructure costs associated with the additional office locations, and non-cash amortization expense related to goodwill and capitalized software.

      As of May 31, 2000, the Company has net operating loss carryforwards of approximately $7.4 million, research and development tax credits of approximately $842,000 and alternative minimum tax credits of $200,000 available to offset future federal taxes that may be payable. The deferred tax assets related to these carryforwards and credits have not been recognized in the Company's financial statements due to the uncertainty concerning their realization.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's cash position as of May 31, 2000 was $1.3 million. This represents a decrease of approximately $300,000 from the fiscal 1999 year-end balance of $1.6 million.

      Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $3.4 million in fiscal 2000. For fiscal 2000, operating activities utilized cash of approximately $1.2 million with reductions in receivables being offset by reductions in liabilities. Investing activities utilized cash of approximately $1.5 million consisting primarily of capital expenditures. Financing activities generated approximately $2.3 million of cash as a result of new loan facilities and stock option exercises exceeding debt repayments. Current liabilities include about $3.7 million in deferred revenue, of which $3.2 million will be amortized into revenue in fiscal 2001 as the maintenance service is provided. The remaining $0.5 million in deferred revenue will be recognized in fiscal 2001 as contractual obligations are met, most likely in the first half of the fiscal year.

      At May 31, 2000, long-term obligations totaled approximately $10.1 million, down from $12.7 million as of the end of fiscal 1999, as a result of its primary creditor, Greenleaf Capital, Inc., converting subordinated debt to equity in fiscal 2000. This debt load adds an element of financial risk that the Company had not experienced prior to fiscal 1998. The Company is dependent on its unused line of credit and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $130,000 on these borrowings.

      In August 2000, the Company secured an additional $3.0 million in short term borrowing under a line of credit arrangement through Greenleaf Capital.

      The Company currently believes that its cash flow from operations together with the availability of capital under its existing debt agreements is sufficient to meet its obligations for at least the next year.

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

      The table that follows provides principal cash flows and related interest rates of the Company's short and long-term debt by fiscal year of maturity.

                                                                  There-                    Fair
(thousands of dollars)       2001      2002     2003      2004     After       Total        Value
----------------------       ----      ----     ----      ----     -----       -----        -----

Fixed Rate Debt             $328      $366     $407      $453     $8,668     $10,222      $10,222
Average interest rate       10.8%     10.8%    10.8%     10.8%    10.8%

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 31, 2000, based on information furnished by them to the Company.

DIRECTORS

      Ronald Elenbaas, 47, term expires in 2000; Mr. Elenbaas is currently retired. From 1975 to 1999, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

      Kenneth Ledeen, 53, term expires in 2000; Mr. Ledeen is Chairman and CEO of Nevo Technologies, Inc., a Massachusetts based computer software consulting and services firm. From 1993 to 1997, Mr. Ledeen was a consultant with Covington Associates, a Massachusetts based investment advisor. From 1986 to 1993, Mr. Ledeen was President of Sigma Design, a company that developed CAD/CAM software products, and from 1980 to 1986 he served as Vice President at Computervision Corporation. Mr. Ledeen was appointed a Director of the Company in September 1996. Effective September 8, 2000, Mr. Ledeen resigned his position as Director of the Company.

      William Johnston, 53, terms expire in 2001; Mr. Johnston has served since 1991 as President of Greenleaf Capital, Inc., a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

      Timothy J. Weatherford, 36, term expires in 2001; Mr. Weatherford has served as Vice President of the Company since September 1996. Mr. Weatherford served as Branch Manager of the Indiana office of the Company's Computer Aided Design ("CAD") Division from his hiring in April 1990 until such appointment. Prior to joining the Company, Mr. Weatherford was employed by CAD/CAM Engineering from 1987 to 1990 in various capacities and by General Motors from 1982 to 1987 in various capacities. Mr. Weatherford was appointed a Director of the Company in September 1996.

      Mark R. Sweetland, 51, term expires in 2002; Mr. Sweetland was appointed President and Chief Executive Officer of the Company in September 1996. Mr. Sweetland served as Vice President of the Company from March 1994 until such appointment. Since March 1992, Mr. Sweetland has served the Company as President of Information Decisions, Inc. ("IDI"), a wholly owned subsidiary of the Company. Mr. Sweetland has been employed by IDI since 1980 in various account representative and management roles. Mr. Sweetland was appointed a Director of the Company in September 1996.

      Timothy L. Tyler, 46, term expires in 2002; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      In July 2000, the Company voted to expand the number of Board of Director stats by two and voted to approve the appointments of Messrs. Barry Bedford and Frederick A. Lake to serve as directors.

      Barry Bedford, 42, term expires in 2000; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991.

      Frederick A. Lake, 65, term expires in 2000; Mr. Lake is a partner in the law firm of Lake and Schau, a Michigan based law firm. Mr. Lake has been with Lake and Schau for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2000, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      For the 2000 fiscal year, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2000, there were 12,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to the 1998, 1999 and 2000 fiscal years for services in all capacities to the Company.

                                                     Annual Compensation                  Long Term Compensation Awards
                                                     -------------------                  -----------------------------
                                                                       Other Annual      Securities
Name and                            Fiscal   Salary ($)     Bonus      Compensation      Underlying          All Other
Principal Position                   Year       (1)          ($)            ($)          Options (#)   Compensation ($)(2)
--------------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland (3)                2000     171,000           --           --            50,000                   1,169
     President and                   1999     190,000           --           --                --                   3,000
     Chief Executive Officer         1998      80,000           --           --                --                   1,600

Joseph P. Mullaney                   2000     144,000           --           --            50,000                   1,231
     Vice President and              1999     160,000           --           --                --                   3,000
     Chief Financial Officer         1998      80,000           --           --                --                   1,600

Timothy J. Weatherford(4)            2000     153,000                                      50,000                   1,569
     Executive Vice                  1999     170,000                                          --                   3,000
     President, Sales                1998      80,000                                          --                   1,600

Victor G. Bovey(5)                   2000      96,922           --           --            50,000                   1,000
      Vice President,                1999      99,832       10,000           --                --                   2,196
      Engineering                    1998      50,888       21,825           --                --                   1,454

(1) Includes amounts deferred by Messrs. Sweetland, Mullaney, Weatherford and Bovey under the Company's 401(k) plan.
(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.
(3) Mr. Sweetland was appointed as Director, President and Chief Executive Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company.

(4) Mr. Weatherford was appointed as Director, Executive Vice President, Sales, in September 1996. Prior to September 1996, Mr. Weatherford served as Branch Manager of the Company's Indianapolis sales office.
(5) Mr. Bovey was appointed Vice President, Engineering March 2000. Prior to March 2000, Mr. Bovey served as Director of Product Development.

OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table summarizes the stock options that were granted to the Named Executive Officers of the Company during fiscal year 2000. No stock appreciation rights ("SARs") have been granted.

                                                                                            Potential Realizable Value at
                                                                                               Assumed Annual Rates of
                                                                                                     Stock Price
                                                                                             Appreciation for Option Term
                                                                                             ----------------------------

                                                                   Exercise
                              Options      % of Total Options       Price      Expiration
Name                          Granted    Granted in Fiscal Year    ($/sh)*        Date         5%($)          10%($)
----                          -------    ----------------------    -------        ----         -----          ------

Mark R. Sweetland             50,000             4.61%               1.50        9/29/01       7,687          15,750
Timothy J. Weatherford        50,000             4.61%               1.50        9/29/01       7,687          15,750
Joseph P. Mullaney            50,000             4.61%               1.50        9/29/01       7,687          15,750
Victor G. Bovey               50,000             4.61%               1.50        9/29/01       7,687          15,750

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2000.

      The following table sets forth the shares acquired and the value realized upon exercise of stock options during the 2000 fiscal year by the President and Chief Executive Officer and each Named Executive and certain information concerning the number and value of unexercised options.


                                Number of                                                     Value of Unexercised
                                 Shares                           Number of Unexercised       In-the-Money Options
                               Acquired on     Value Realized    Options at May 31, 2000      At May 31, 2000 ($)
Name                            Exercise            ($)         Exercisable/Unexercisable  Exercisable/Unexercisable (1)
------------------------------------------------------------------------------------------------------------------------
Mark R. Sweetland                  --               --             43,000 / 50,000                32,605 / --
Timothy J. Weatherford             --               --               -- / 50,000                    -- / --
Joseph P. Mullaney                 --               --               -- / 50,000                    -- / --
Victor G. Bovey                    --               --               -- / 50,000                    -- / --

(1) Market value of underlying securities at May 31, 2000 based on a per share value of $1.125 less the aggregate exercise price.

                             PERFORMANCE COMPARISON

      The following graph illustrates the return that would have been realized over the past five fiscal years of the Company (assuming reinvestment of dividends) by an investor who invested on May 31, 1995 in each of (i) the Company's Common Stock, (ii) the NASDAQ Stock Market--US Index, and (iii) the NASDAQ Computer & Data Processing Index. The historical information set forth below is not necessary indicative of future performance.

                        Peer Group Total Return Worksheet

                                                                    Cumulative Total Return
-----------------------------------------------------------------------------------------------------------------------
                                            5/95          5/96          5/97         5/98          5/99           5/00

SofTech, Inc.                              100.00         72.73        119.18       346.82        128.72          64.36
NASDAQ Stock Market (U.S.)                 100.00        145.34        163.76       207.72        293.58         402.12
NASDAQ Computer & Data Processing          100.00        153.22        182.34       238.22        383.35         502.93

                                                                                                     Begin: 5/31/95
                                                                                                Period End: 5/31/00
SofTech, Inc. (SOFT)                                                                                   End: 5/31/00

                                           Beginning
             Transaction       Closing       No. Of      Dividend    Dividend     Shares        Ending     Cum. Tot.
Date*           Type           Price**     Shares***    per Share      Paid     Reinvested      Shares      Return
-----           ----           -------     ---------    ---------      ----     ----------      ------      ------

31-May-95      Begin            4.125        24.24                                              24.242      100.00

31-May-96     Year End          3.000        24.24                     24.24      100.000       24.242       72.73

31-Dec-96     Dividend          2.766        24.24         1.50        36.36       13.149       37.391      103.41
31-May-97     Year End          3.188        37.39                      1.50       36.364       37.391      119.18

 9-Jun-97     Dividend          2.000        37.39         1.06        39.63       19.817       57.208      114.42
31-May-98     Year End          6.063        57.21                      1.06       39.634       57.208      346.82

31-May-99     Year End          2.250        57.21                      1.06       39.634       57.208      128.72

31-May-00       End             1.125        57.21                      1.06       39.634       57.208       64.36

*     Specified ending dates or ex-dividend dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***   'Begin Shares' based on $100 investment.

EMPLOYMENT CONTRACTS

      The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2000. Messrs. Sweetland and Weatherford, officers of the Company, participated in the deliberations concerning compensation of all executive officers other than themselves.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 31, 2000, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2000, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                                Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 31, 2000 (1)      August 31, 2000 (2)
--------------------------------------------------------------------------------
Mark R. Sweetland                      356,256(3)                  3.19%
Timothy J. Weatherford                 259,750(3)                  2.33%
Joseph P. Mullaney                     141,771(3)                  1.27%
Victor G. Bovey                         70,350(3)                     *
William Johnston                     3,907,520(3)(4)              35.03%
Timothy L. Tyler                        15,600(3)                     *
Ronald Elenbaas                         11,600(3)                     *
Kenneth Ledeen                          11,600(3)                     *

All Directors and executive
officers as a group (8 persons)      4,774,447(5)                 42.80%

----------
*     Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 10,741,784 shares outstanding on August 31, 2000. In addition, 293,400 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 31, 2000 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Sweetland - 93,000 shares; Mr. Weatherford - 50,000; Mr. Mullaney - 50,000; Mr. Bovey
      - 50,000 shares; Mr. Tyler - 15,600; Mr. Johnston - 11,600; Mr. Elenbaas - 11,600; Mr. Ledeen - 11,600.
(4) Includes warrants for 120,000 shares issuable in exchange for $8.00 per share.
(5) Includes 293,400 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

      As disclosed in Footnote F to the Company's 2000 Annual Report on Form 10-K, the Company has entered into three distinct financing arrangements with Greenleaf Capital during fiscal years 1998, 1999 and 2000. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf Capital.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following items are filed as part of this report:

(1)   Consolidated Financial Statements:
      Report of Ernst & Young LLP, Independent Auditors                    17
      Consolidated Statements of Operations - Years ended May 31, 2000,
         1999 and 1998                                                     18
      Consolidated Balance Sheets - May 31, 2000 and 1999                  19
      Consolidated Statements of Stockholders' Equity and
         Comprehensive Income (Loss)- Years ended May 31, 2000,
         1999 and 1998                                                     20
      Consolidated Statements of Cash Flows -
         Years ended May 31, 2000, 1999 and 1998                           21
      Notes to Consolidated Financial Statements                           22-29

(2)   Consolidated Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts                      30

      All other financial statements and schedules not listed have been omitted because they are either not required or not applicable or because the required information has been included elsewhere in the financial statements or footnotes.

(3)   Exhibits:

      (2)(i) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated herein by reference.
      (2)(ii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated herein by reference.
      (2)(iii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as
Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated herein by reference.
      (2)(iv) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., CIMLINC Incorporated and CIMLINC GmbH, filed as Exhibit 2.1 to Form 8-K, dated November 10, 1997, is incorporated herein by reference.
      (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Adra Systems, Inc., Adra Systems, GmbH, and MatrixOne, Inc., filed as Exhibit 2.1 for Form 8-K, dated May 7, 1998, is incorporated herein by reference.
      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated herein by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.
      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as
Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.
      (10)(i) Board resolutions relating to 1981 Non-qualified Stock Option Plan, 1981 Incentive Stock Option Plan, and forms of options, filed as Exhibits 28(A) and 28(B) to registration statement No. 2-82554, are incorporated by reference. Also, the Company's 1984 Stock Option Plan is incorporated by reference to Exhibit 28(c) to Registration Statement 33-5782.
      (10)(ii) Imperial Bank Credit Agreement dated July 1, 1998, filed herewith.
      (10)(iii) Imperial Bank Warrant Agreement dated July 1, 1998, filed herewith.
      (21) Subsidiaries of the Registrant, filed herewith.
      (23) Consent of Ernst & Young LLP, filed herewith.
      (27) Financial Data Schedule, filed herewith.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-k during the quarter ended May 31, 2000.

(c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above that are not incorporated by reference.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedule listed in Item 14(a)(2) above.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SofTech, Inc.

      We have audited the accompanying consolidated balance sheets of SofTech, Inc. and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended May 31, 2000. Our audits also included the information for the years ended May 31, 2000, 1999 and 1998, included in the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Grand Rapids, Michigan
September 8, 2000

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             For Years Ended May 31,

                                                    2000          1999          1998
                                                    ----          ----          ----
                                                  (in thousands, except per share data)

Revenue:
     Products                                     $  9,546      $ 14,280      $  8,652
     Services                                       10,319        16,277        11,327
                                                  --------      --------      --------
Total Revenue                                       19,865        30,557        19,979

Cost of sales:
    Cost of products sold                            2,070         4,636         3,708
    Cost of services provided                        2,783         7,713         6,454
                                                  --------      --------      --------
Total Cost of sales                                  4,853        12,349        10,162
                                                  --------      --------      --------

Gross margin                                        15,012        18,208         9,817

Research and development expenses                    4,911         5,521           354
Selling, general and administrative                 14,343        16,787         8,001
                                                  --------      --------      --------
Income (loss) from operations                       (4,242)       (4,100)        1,462

Gain on available-for-sale securities                   --            --           253
Interest expense                                     1,714         1,571           254
                                                  --------      --------      --------

Income (loss) before income taxes                   (5,956)       (5,671)        1,461
Provision (benefit) for income taxes (Note B)          (13)           79           127
                                                  --------      --------      --------

Net income (loss)                                 $ (5,943)     $ (5,750)     $  1,334
                                                  --------      --------      --------

Per Common Share Data (Note A):
    Net income (loss) - diluted                   $  (0.71)     $  (0.77)     $   0.22
                                                  ========      ========      ========

    Net income (loss) - basic                     $  (0.71)     $  (0.77)     $   0.23
                                                  ========      ========      ========

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF MAY 31,

                                                                         2000           1999
                                                                         ----           ----
                                                                  (in thousands, except share data)

Assets:
Current assets:
Cash and cash equivalents                                               $  1,278      $  1,600
Accounts receivable  (less allowance of $774 and
   $811 in 2000 and 1999, respectively)                                    4,670         8,237
Unbilled costs and fees                                                      316           789
Inventory                                                                     54           335
Other receivables                                                            122           100
Prepaid expenses and other assets                                            522           674
                                                                        --------      --------

Total current assets                                                       6,962        11,735
                                                                        --------      --------

Property and equipment, at cost (Note G):
  Data processing equipment                                                2,789         3,385
  Office furniture                                                           547           507
  Leasehold improvements                                                     168           136
                                                                        --------      --------
  Total property and equipment                                             3,504         4,028
  Less accumulated depreciation and amortization                           2,294         2,341
                                                                        --------      --------
                                                                           1,210         1,687
                                                                        --------      --------

Other assets:
  Capitalized software costs, net of amortization of
     $2,643 and $1,386 in 2000 and 1999, respectively                     12,577        12,714
  Goodwill, net of amortization of $4,708 and $3,488 in
     2000 and 1999, respectively (Note A)                                  4,718         5,987
  Notes receivable from officers                                             550           391
  Other assets                                                                --           155
                                                                        --------      --------

                                                                        $ 26,017      $ 32,669
                                                                        ========      ========

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                                        $  1,068      $  2,924
Accrued expenses                                                           1,863         1,981
Deferred revenue                                                           3,712         4,725
Accrued income taxes                                                          53           186
Current portion of capital lease obligations                                 127           208
Current portion of long term debt                                            328           220
                                                                        --------      --------

Total current liabilities                                                  7,151        10,244
                                                                        --------      --------

Long-term liabilities:
  Capital lease obligations, less current portion  (Note G)                  169           215
  Long-term debt with related party, less current portion  (Note F)        9,894        12,529
                                                                        --------      --------

Total long term liabilities                                               10,063        12,744
                                                                        --------      --------

Commitments and Contingencies (Note G and I)

Stockholders' equity (Note D):
   Common stock, $.10 par value; authorized 20,000,000 shares;
     issued 11,280,084 in 2000 and 8,593,446 in 1999                       1,128           859
   Capital in excess of par value                                         19,690        14,790
   Retained earnings (deficit)                                           (10,411)       (4,468)
   Accumulated other comprehensive loss                                      (43)          (18)
   Treasury stock, 538,300 shares in 2000 and
      443,157 shares in 1999, at cost (deduct)                            (1,561)       (1,482)
                                                                        --------      --------

Total stockholders' equity                                                 8,803         9,681
                                                                        --------      --------

                                                                        $ 26,017      $ 32,669
                                                                        ========      ========

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                           For the Years Ended May 31,

                                                                             2000          1999          1998
                                                                             ----          ----          ----
                                                                            (in thousands, except share data)

Common Stock
  Balance at beginning of year                                             $    859      $    679      $    568
  Common stock issued under stock incentive plans
    (2000 - 15,666 shares; 1999 - 699,799 shares;
    1998 - 18,000 shares)                                                         2            70             2
  Shares issued for equity investment (2000 - 2,590,972 shares;
   1999 - 1,099,948 shares)                                                     259           110            --
  Shares issued in connection with acquisitions (2000 - 80,000 shares;
    1998 - 1,097,266 shares)                                                      8            --           109
                                                                           --------      --------      --------
  Balance at end of year                                                      1,128           859           679
                                                                           --------      --------      --------

Capital in Excess of Par Value
  Balance at beginning of year                                               14,790        10,703         7,488
  Common stock issued under stock incentive plans (Note D)                       23         1,187            14
  Shares issued for equity investment (Note F)                                4,741         2,820
  Shares issued in connection with acquisitions (Note H)                        136            --         3,101
  Warrants issued in connection with debt transactions (Note F)                  --            80           100
                                                                           --------      --------      --------
  Balance at end of year                                                     19,690        14,790        10,703
                                                                           --------      --------      --------

Retained Earnings (Deficit)
  Balance at beginning of year                                               (4,468)        1,282           (52)
  Net earnings (loss)                                                        (5,943)       (5,750)        1,334
                                                                           --------      --------      --------
  Balance at end of year                                                    (10,411)       (4,468)        1,282
                                                                           --------      --------      --------

Accumulated Other Comprehensive Income (Loss)
  Balance at beginning of year                                                  (18)           --           315
  Foreign currency translation adjustments                                      (25)          (18)           --
  Reclassification adjustment for gains included in net income                   --            --          (315)
                                                                           --------      --------      --------
  Balance at end of year                                                        (43)          (18)           --
                                                                           --------      --------      --------

 Treasury Stock
  Balance at beginning of year                                               (1,482)       (1,482)       (1,482)
  Reacquired shares                                                             (79)           --            --
                                                                           --------      --------      --------
  Balance at end of year                                                     (1,561)       (1,482)       (1,482)
                                                                           --------      --------      --------
                                                                           --------      --------      --------
Total stockholders' equity at end of  year                                 $  8,803      $  9,681      $ 11,182
                                                                           ========      ========      ========

Comprehensive Income (Loss)
  Net earnings (loss)                                                        (5,943)       (5,750)        1,334
  Foreign currency translation adjustments                                      (25)          (18)           --
  Reclassification adjustment for gains included in net income                   --            --          (315)
                                                                           --------      --------      --------
Total comprehensive income (loss)                                          $ (5,968)     $ (5,768)     $  1,019
                                                                           ========      ========      ========

( ) Denotes deduction.

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For Years Ended May 31,

                                                                               2000          1999          1998
                                                                               ----          ----          ----
                                                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                                                            $ (5,943)     $ (5,750)     $  1,334

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Depreciation and amortization                                                 3,409         3,768         1,455
  Realized gain on sale of available-for-sale securities                           --            --          (253)
  Provision (benefit) for deferred income taxes                                    --           125          (125)
Change in operating assets and liabilities, net of effects of businesses acquired:
  Accounts receivable and unbilled costs and fees                               4,040         1,417        (3,398)
  Inventory                                                                       281             3           160
  Other receivables                                                               (22)          132            95
  Prepaid expenses and other assets                                               152          (441)          264
  Accounts payable and accrued expenses                                        (2,107)       (1,448)         (227)
  Deferred maintenance revenue                                                 (1,013)        1,203           (75)
                                                                             --------      --------      --------
Total adjustments                                                               4,740         4,759        (2,104)
                                                                             --------      --------      --------

Net cash used in operating activities                                          (1,203)         (991)         (770)

Cash flows from investing activities:
  Capital expenditures                                                         (1,464)       (1,055)         (770)
  Proceeds from sale of capital equipment                                          16           435            --
  Proceeds from sale of available-for-sale securities                              --            --           810
  Payments for business acquisitions, net of cash acquired                         --          (169)      (13,315)
  Repayments from (loans to) officers                                            (159)          398          (789)
  Other investing activities                                                      155            (8)          (10)
                                                                             --------      --------      --------

Net cash used in investing activities                                          (1,452)         (399)      (14,074)

Cash flows from financing activities:
  Borrowings under subordinated debt agreements                                    --            --         7,500
  Borrowings under senior debt agreement                                       10,475         6,000            --
  Proceeds from bank line of credit                                                --         3,000         2,778
  Proceeds from (repayment of) note payable                                        --        (4,400)        4,400
  Proceeds from exercise of stock options                                          25         1,257            16
  Proceeds from capital lease financing                                            98           205           300
  Principal payments on capital lease obligations                                (225)         (197)         (132)
  Payments on bank line of credit                                              (3,000)       (2,609)         (169)
  Repayments under senior debt agreement                                       (5,128)       (1,125)           --
  Repayments of bridge loan                                                        --        (1,000)           --
  Proceeds from sale of common stock, net of expenses                              --         1,430            --
  Other                                                                            88            --            --
                                                                             --------      --------      --------

Net cash provided by financing activities                                       2,333         2,561        14,693
                                                                             --------      --------      --------

Net increase (decrease) in cash and cash equivalents                             (322)        1,171          (151)

Cash and cash equivalents, beginning of year                                    1,600           429           580
                                                                             --------      --------      --------

Cash and cash equivalents, end of year                                       $  1,278      $  1,600      $    429
                                                                             ========      ========      ========

Supplemental disclosures of cash flow information:
Non cash investing activities:
  Fair value of shares issued in connection with acquisitions                $    144      $     --      $  3,211

  Conversion of debt to equity investment                                    $  5,000      $  1,500      $     --

  Income taxes paid                                                          $     83      $    105      $     70

  Interest paid                                                              $  1,616      $  1,570      $    140

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc.
(IDI), SofTech Technologies Ltd., SofTech, GmbH, Adra Systems, Srl, Adra Systems, Sarl, Compass, Inc. (COMPASS), System Constructs, Inc. (SCI), SofTech Investments, Inc. ("SII"), RAM Design and Graphics Corp. ("RAM") and AMG Associates, Inc. (AMG). SCI, SII, RAM and AMG are all inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      CONCENTRATION OF RISK:

      The Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results. No customer exceeds ten percent of net sales. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts.

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

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment           3-5 years
      Office furniture                    5-10 years
      Leasehold improvements              Lesser of useful life or life of lease

      Depreciation expense, including amortization of assets under capital lease, was approximately $821,000, $1,061,000, and $602,000 for fiscal 2000,
1999 and 1998, respectively.

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

      Effective June 1, 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Since that date, revenue from software license sales continues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined; to the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered. Due to stricter requirements for recognizing revenue from the sale of software products, adoption of the provisions of SOP 97-2 had the effect of reducing revenue in fiscal 1999; however, quantifying the impact of this change in accounting method was not practical.

      CAPITALIZED SOFTWARE COSTS:

      The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from eight to ten years primarily using the straight line method and to a lesser extent the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues.

      During fiscal 2000, the Company capitalized $1.1 million of software development costs incurred primarily in connection with the development of a new software product, DesignGateway. Amortization of such costs will begin in fiscal 2001 when the product is available for shipment. During fiscal year 1998, the Company capitalized $14 million of software development costs in connection with the acquisitions of AMT and ADRA (see Note H).

      GOODWILL:

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging from five to ten years.

      LONG-LIVED ASSETS:

      The Company periodically reviews the carrying value of all intangible (primarily goodwill and capitalized software costs) and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      FINANCIAL INSTRUMENTS:

      The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short- and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2000 and 1999. The fair value of the long-term debt was determined using discounted cash flow analyses and current interest rates for similar instruments.

      FOREIGN CURRENCY TRANSLATION:

      The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2000 and 1999, but were not significant.

      COMPREHENSIVE INCOME:

      As of June 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes rules for the reporting of comprehensive earnings and its components; however, the adoption of this statement had no impact on the Company's net earnings (loss) or stockholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be aggregated and disclosed as accumulated other comprehensive income (loss) within stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130 on a retroactive basis.

      NET INCOME (LOSS) PER COMMON SHARE:

      The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share":

                                                         2000         1999          1998
                                                      ---------     ---------     ---------

      Basic-weighted average shares outstanding
        during the year                               8,383,487     7,485,422     5,710,917
      Effect of employee stock options                       --            --       402,924
                                                      ---------     ---------     ---------
      Diluted-weighted average shares outstanding
        during the year                               8,383,487     7,485,422     6,113,841
                                                      =========     =========     =========

      Options to purchase shares of common stock of 186,684 and 278,538, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2000 and 1999 because their inclusion would be antidilutive.

In fiscal year 1998, options to purchase shares of common stock totaling 1,027,509 and common stock warrants have not been included in the denominator for computation of diluted earnings per share because related exercise prices were greater than the average market prices for the period and, therefore, were antidilutive.

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

      NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which provides a consistent standard for recognition and measurement of derivatives and hedging activities. The Company is required to adopt the standard in fiscal 2002 and is in the process of evaluating SFAS 133 and its impact, which at the current time management believes will not be significant.

B.    INCOME TAXES:

      The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)    2000           1999             1998
--------------------------------------------------------------------------------

      Federal                           $    --         $  (158)        $   164
      Foreign                                (8)            123              25
      State and Local                        (5)            (11)             63
                                        -------         -------         -------
                                            (13)            (46)            252
      Deferred                               --             125            (125)
                                        -------         -------         -------

                                        $   (13)        $    79         $   127
                                        =======         =======         =======

      The domestic and foreign components of income (loss) from operations before income taxes of the consolidated companies were as follows (in thousands):

                                          2000            1999            1998
                                          ----            ----            ----
      Domestic                          $(5,126)        $(5,462)        $ 1,073
      Foreign                              (830)           (209)            388
                                        -------         -------         -------
                                        $(5,956)        $(5,671)        $ 1,461
                                        =======         =======         =======

      The provision for federal income taxes in fiscal 1998 was reduced due to the use of approximately $2.6 million in net operating loss benefits.

      At May 31, 2000, the Company had net operating loss carryforwards of $7.4 million that begin expiring in 2113, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of $842,000 that are available to offset income taxes payable in the future and expire from 2002 to 2006. In addition, an alternative minimum tax credit of $200,000 that has no expiration date was available as of May 31, 2000.

      The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                          2000       1999       1998
--------------------------------------------------------------------------------
Statutory rate                                        (34)%     (34)%       34%
State and local taxes                                  --        --          3
Foreign taxes                                           5         3         --
Benefit of previously unrecognized net
    operating loss and tax credit
    carryforwards                                      --        --        (27)

Expenses not deductible for tax purposes                3         3          8
Other                                                   3        (5)        --
Valuation reserve (reversal)                           23        34         (9)
                                                      ---       ---        ---
Effective tax rate                                      0%        1%         9%
                                                      ===       ===        ===

      Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                             2000           1999
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Depreciation                                           $     6       $   (13)
   Net operating loss carryforwards                         2,513         1,673
   Tax credit carryforwards                                 1,042         1,042
   Receivable allowances                                      191           144
   Vacation pay accrual                                        52           107
   Legal reserve                                              218            --
   Differences in book and tax bases of assets
     of acquired businesses                                   914           683
   Asset basis differences                                   (189)         (285)
                                                          -------       -------

Deferred tax assets                                         4,747         3,351
Less: valuation allowance                                  (4,747)       (3,351)
                                                          -------       -------
Net deferred tax assets recognized                        $     0       $     0
                                                          =======       =======

      Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets.

C.    EMPLOYEE RETIREMENT PLANS:

      The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which represents an employer match of a portion of employee voluntary contributions, for fiscal 2000, 1999 and 1998 was $63,000, $185,000 and $59,000, respectively.

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

      Information for the years 1998 through 2000 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------
Outstanding at May 31, 1997                  695,100               $   1.60
  Options granted                            449,000                   2.59
  Options terminated                        (153,167)                  1.61
  Options exercised                          (18,000)                  0.89
                                            --------

Outstanding at May 31, 1998                  972,933                   2.07
  Options granted                            107,000                   3.38
  Options terminated                        (140,334)                  3.12
  Options exercised                         (631,499)                  1.83
                                            --------

Outstanding at May 31, 1999                  308,100                   2.49
  Options granted                             99,000                   1.46
  Options terminated                        (125,667)                  2.86
  Options lapsed                              (8,100)                  4.44
  Options exercised                          (15,666)                  1.61
                                            --------

Outstanding at May 31, 2000                  257,667               $   1.91
                                            ========

The following table summarizes information about stock options outstanding at May 31, 2000 under the 1994 Plan:

                                                    Options Outstanding                  Options Exercisable
                                                    -------------------                  -------------------
                                              Weighted
                             Options           Average           Weighted           Options            Weighted
Exercise                 Outstanding at      Contractual          Average        Exercisable at        Average
Price Range               May 31, 2000      Remaining Life     Exercise Price     May 31, 2000      Exercise Price
------------------------------------------------------------------------------------------------------------------
$0.010 to $0.440              43,000          1.22 years           $0.37             43,000             $0.37
$1.065 to $1.688             107,000          5.88 years            1.34             20,733              1.23
$1.878 to $2.375              58,667          7.30 years            1.93             41,911              1.91
$3.375 to $5.063              49,000          4.22 years            4.47             29,865              4.54
                             -------                                                -------
Total                        257,667                                                135,509
                             =======                                                =======

      There were 193,668 shares available for future grants under the 1994 Plan at May 31, 2000. The following are the shares exercisable and their corresponding weighted average exercise price at May 31, 2000, 1999 and 1998, respectively: 135,509 at $1.90; 143,896 at $1.87; and 316,304 at $1.98.

      During fiscal 2000, there were 985,500 options granted outside of the plan to employees of SofTech. At May 31, 2000, 978,100 options were outstanding outside of the Plan, of which 96,560 were exercisable, at a weighted average exercise price of $1.69.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Because the number of shares is known and the exercise price of options granted has been equal to fair value at date of grant, no compensation expense has been recognized in the statements of operations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and earnings (loss) per share at May 31 would have approximated the pro forma amounts indicated below:

(in thousands)                                         2000          1999         1998
---------------------------------------------------------------------------------------
Net income (loss) - as reported                      $(5,943)       $(5,750)     $1,334
Net income (loss) - pro forma                        $(7,588)       $(6,400)     $1,071
Earnings (loss) per share - diluted -
as reported                                           $(0.71)        $(0.77)      $0.22
Earnings (loss) per share - diluted -
pro forma                                             $(0.91)        $(0.85)      $0.18

      The weighted-average fair value of each option granted in 2000, 1999 and 1998 is estimated as $1.18, $2.14 and $2.04, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life                                           2 to 5 years
Assumed annual dividend growth rate                     0%
Expected volatility                                     .65 to 1.77
Risk free interest rate
  (the month-end yields on 4 year
  treasury strips equivalent zero coupon)               5.6% - 6.40%

      The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

      In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. It is expected that this plan will be implemented during fiscal 2001. As of May 31, 2000, 150,000 shares of SofTech common stock were available for sale to employees under the plan.

E.    SEGMENT INFORMATION:

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. The Company's operations are organized geographically with foreign offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (in thousands):

Revenue:                               2000             1999             1998
                                       ----             ----             ----
North America                        $ 17,285         $ 27,634         $ 19,180
Europe                                  3,371            4,105              858
Eliminations                             (791)          (1,182)             (59)
                                     --------         --------         --------
Consolidated Total                   $ 19,865         $ 30,557         $ 19,979
                                     ========         ========         ========

Long-Lived Assets:
North America                        $ 18,806         $ 20,642         $ 23,489
Europe                                    249              292              350
                                     --------         --------         --------
Consolidated Total                   $ 19,055         $ 20,934         $ 23,839
                                     ========         ========         ========

F.    DEBT OBLIGATION WITH RELATED PARTY:

      Debt obligations of the Company consist of the following obligations at May 31, (in thousands):

                                                                   2000          1999
                                                                   ----          ----
$11,000,000 senior credit facility                               $ 10,222      $     --
Revolving credit facility, refinanced in June 1999, with
  interest payable monthly at the prime rate plus 2.25%                --         3,000
$4,875,000 term loan, refinanced in June 1999, with interest
  payable monthly at the prime rate plus 2.25%                         --         4,827
Subordinated note, converted to equity in fiscal 2000, with
  interest payable monthly at 10.5%                                    --         4,922
                                                                 --------      --------
                                                                   10,222        12,749
Less current portion                                                 (328)         (220)
                                                                 --------      --------
                                                                 $  9,894      $ 12,529
                                                                 ========      ========

      During fiscal 2000, the Company entered into a $11 million senior credit facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at 10.75% and the note has a 15-year loan amortization with the remaining principal of $8,668,000 due in a single payment in June 2004. The facility was used to refinance debt owed a prior senior lender and to provide working capital. Subsequent to May 31, 2000, Greenleaf agreed to provide the Company an unsecured line of credit of $3 million through fiscal 2001 to fund its working capital needs.

      Effective October 31, 1999, the Company entered into a debt conversion agreement with Greenleaf which allowed the Company, at its discretion, to convert up to $1.5 million of its subordinated debt to equity. Under the terms of this Agreement the Company issued 807,972 shares of previously unissued common stock to Greenleaf on February 28, 2000 in exchange for converting $1.5 million of the subordinated note described above to equity. The conversion price was established as the average closing price for the five trading days immediately preceding the effective date.

      Effective May 26, 2000, the Company entered into a second debt conversion agreement with Greenleaf. Under the terms of this second Agreement the Company had the right to convert up to $3.5 million of subordinated debt to equity at the lower of the average closing price for the five business days prior to conversion or $1.0781. The number of shares to be issued under this conversion agreement was limited to 19.9% of the number of outstanding shares prior to conversion. On May 31, 2000, the Company converted the remaining $3.5 million of subordinated debt under the terms of this Agreement and issued 1,783,000 shares of previously unissued common stock to Greenleaf. The Company has agreed to seek approval of an additional 1,463,452 shares of previously unissued common stock to be issued to Greenleaf at the fiscal year 2000 annual shareholder meeting, which are the additional shares to which Greenleaf is entitled for converting $3.5 million of subordinated debt at $1.0781 per share.

      Greenleaf retained its right under the original subordinated debt agreement to receive 180,000 warrants to purchase SofTech common stock at $8.00 per share on December 31, 2000; and an additional 60,000 warrants to purchase SofTech common stock at $8.00 per share on each of December 31, 2001 and 2002.

      William D. Johnston, a director of SofTech since September 1996, is a principal and the President of Greenleaf. Management sought and received non-binding commitments from other sources for the financing that was ultimately provided by Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved the transactions with Greenleaf.

      Annual maturities of debt obligations subsequent to May 31, 2000, reflecting the effect of the new Greenleaf senior credit facility, are as follows: 2001 - $328,000; 2002 - $366,000; 2003 - $407,000; 2004 - $453,000;
2005 - $8,668,000.

G.    LEASE COMMITMENTS:

      OPERATING LEASES

      The Company conducts its operations in office facilities leased through 2004. Rental expense for fiscal years 2000, 1999 and 1998 was approximately $1,161,000, $1,040,000 and $550,000, respectively.

      At May 31, 2000, minimum annual rental commitments under noncancellable leases were as follows:

      Fiscal Year
      -------------------------------------
      2001                          977,000
      2002                          944,000
      2003                          963,000
      2004                          480,000
      2005                           12,000

      CAPITAL LEASES

      The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by the computer equipment and office furniture being leased. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $209,000 (included in data processing equipment and office furniture in the accompanying balance sheet at May 31, 2000) have been recorded. The approximate minimum annual lease payments under all capitalized leases as of May 31, 2000 are as follows: 2001, $151,000; 2002, $79,000; 2003, $79,000 and
2004, $33,000. The present value of the minimum lease payments is $296,000, including current maturities of $127,000.

H.    ACQUISITIONS:

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

      On May 7, 1998, the Company completed the acquisition of certain assets and assumed certain liabilities of Adra Systems, Inc. ("ADRA"), a technology company with products primarily related to the two-dimensional computer aided design ("2D CAD") marketplace. SofTech acquired all of the material assets of the ADRA operation including accounts receivable and fixed assets including office furniture and computer equipment. The Company also acquired all intellectual property rights, as defined in the Asset Purchase Agreement, used in the ADRA operations. The purchase price for the acquired net assets was $11.4 million cash. Computer software of $10.1 million and goodwill of $2.0 million were recorded in connection with the acquisition which are being amortized on a straight-line basis over ten years.

      Effective April 1, 1998, the Company acquired certain assets of Design Tech Consulting, Inc., an engineering services company, in exchange for 80,000 shares of the Company's common stock valued at $340,000. The former shareholders of Design Tech received additional purchase price in the form of 50,000 SofTech shares in fiscal 2000 as a result of certain service revenue targets being attained subsequent to the purchase. The excess of cost over the fair value of the net assets acquired was approximately $440,000 and is being amortized on a straight-line basis over ten years.

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

      All of the above acquisitions were accounted for as purchases and, accordingly, their assets, liabilities, and results of operations have been consolidated with those of the Company since the acquisition dates.

      The unaudited pro forma revenue, net income from continuing operations and net income from continuing operations per share - diluted of the Company, assuming AMT, ADRA, Design Tech and CompuCore had been acquired as of the beginning of fiscal 1998, would have been $39,250,000, $2,200,000 and $.33 for fiscal 1998.

I.    LITIGATION:

      In July 1999, the Company settled its litigation brought against it by Parametric Technology Corporation ("PMTC") in March 1998. Under the terms of the settlement agreement, the Company agreed, among other things, to limit its training activities with respect to PMTC products and both companies agreed not to pursue their respective claims against each other.

      On June 25, 1997, the Company served notice to Data Systems Network Corporation ("DSNC") in accordance with the Asset Purchase Agreement that the Company had incurred losses as a result of DSNC's breach of the provisions of the Asset Purchase Agreement and the Registration Rights Agreement. On June 16, 1998, plaintiff DSNC filed suit in the Circuit Court in the County of Oakland, Michigan alleging that the Company wrongfully retained amounts of money due DSNC pursuant to the Asset Purchase Agreement, that the Company owes DSNC outstanding rent under a sublease agreement, has failed to pay invoices for work completed by DSNC and that certain financial software sold by the Company to DSNC in the transaction was not working properly. The Complaint alleges breach of contract, conversion, unjust enrichment and fraud. The Company has filed a Demand for Arbitration pursuant to the Asset Purchase Agreement. The Arbitration Hearing has been scheduled for mid-November 2000. The Company intends to pursue its claims through the arbitration process against DSNC and to vigorously defend itself against the counterclaims for which it believes it has meritorious defenses.

      On January 29, 1999 claimant CIMLINC Incorporated ("CIMLINC") sought a demand for arbitration pursuant to the Asset Purchase Agreement between CIMLINC, Inc., CIMLINC, Ltd., CIMLINC GmbH and the Company. In its demand, CIMLINC claimed entitlement based on an alleged failure of SofTech to register stock received in the acquisition transaction, receivables allegedly due to CIMLINC, royalty payments and an alleged failure to assume and pay certain liabilities of CIMLINC, and other relief, including costs and fees. SofTech filed a counter arbitration demand against CIMLINC alleging damages for breach of certain representations and warranties, and fraud in connection with them, regarding revenue recognition in connection with the Asset Purchase Agreement.

      On August 24, 2000, subsequent to the completion of a series of hearings before the Arbitrator between November 1999 and June 2000, the Arbitrator found in favor of CIMLINC and awarded $620,923 in damages. The Company has accrued this award in its fiscal 2000 financial statements and is assessing all of its alternatives related to this matter including possible appeal.

      In addition to the above, the Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2000 for matters discussed above and other matters not specifically detailed are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

                                  SOFTECH, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     For the three years ended May 31, 2000

Col. A                                        Col. B         Col. C         Col. D      Col. E     Col. F
------                                        ------         ------         ------      ------     ------

                                             Balance,        Charged                               Balance,
                                             beginning       Costs and                             end of
Description                                  of period       Expenses      Deductions    Other     period
-----------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
receivable (in thousands):

Year ended May 31, 2000                      $811            $1,242        $1,279(1)       --      $774

Year ended May 31, 1999                      $649            $  873        $  711(1)       --      $811

Year ended May 31, 1998                      $305            $   --        $  201(1)     $545(2)   $649

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

                                  SofTech, Inc.


                            By /S/ Mark R. Sweetland
                               -----------------------
                          Mark R. Sweetland, President

                            Date: September 13, 2000

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                     Title                                        Date
    -------------------------------------------------------------------------------------------------
    /S/ Mark R. Sweetland                    President and Chief Executive Officer            9/13/00
    -------------------------------          (Principal executive officer) and Director
        Mark R. Sweetland

    /S/ Joseph P. Mullaney                   Vice President, Treasurer,                       9/13/00
    -------------------------------          Chief Financial Officer (Principal
        Joseph P. Mullaney                   financial and accounting officer)

    /S/ Timothy J. Weatherford               Executive Vice President, Sales and              9/13/00
    -------------------------------          Director
        Timothy J. Weatherford

    /S/ Ronald A. Elenbaas                   Director                                         9/13/00
    -------------------------------
        Ronald A. Elenbaas

    /S/ William Johnston                     Director                                         9/13/00
    -------------------------------
        William Johnston

    /S/ Timothy Tyler                        Director                                         9/13/00
    -------------------------------
        Timothy Tyler

    /S/ Barry Bedford                        Director                                         9/13/00
    -------------------------------
        Barry Bedford

    /S/ Frederick A. Lake                    Director                                         9/13/00
    -------------------------------
        Frederick A. Lake