Form 10-Q
period 2000-08-31
SOFTECH INC
filed 2000-10-16
CIK 354260

Form 10-Q
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended                                     Commission File Number
August 31, 2000                                                   0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
     Massachusetts                                             04-2453033

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

                                 Yes |X| No |_|

The number of shares outstanding of registrant's common stock at September 30, 2000 was 10,741,784 shares.

                                                                       Form 10-Q
                                                                          Page 2


                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            August 31, 2000 and May 31, 2000                                 3

         Consolidated Condensed Statements of Income -
            Three Months Ended August 31, 2000 and
            1999                                                             4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended August 31, 2000 and 1999                      5

         Notes to Consolidated Condensed Financial Statements              6-7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-9

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                10

                                                                       Form 10-Q
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          (dollars in thousands)
                                                          August 31,    May 31,
                                                            2000          2000
                                                         (unaudited)   (audited)
                                                         -----------   ---------

ASSETS

Cash and cash equivalents                                  $   914      $ 1,278

Accounts receivable, net                                     4,139        4,670

Unbilled costs and fees                                        780          316

Inventory                                                       83           54

Prepaid expenses and other assets                              512          644
                                                           -------      -------

Total current assets                                         6,428        6,962
                                                           -------      -------

Property and equipment, net (Note B)                         1,094        1,210

Capitalized software costs, net                             12,371       12,577

Goodwill, net                                                4,270        4,718

Other assets                                                   556          550
                                                           -------      -------

TOTAL ASSETS                                               $24,719      $26,017
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $ 1,645      $ 1,068

Accrued expenses                                               884        1,916

Deferred maintenance revenue                                 2,941        3,712

Current portion of capital lease obligations                   100          127

Current portion of long term debt                              353          328
                                                           -------      -------

Total current liabilities                                    5,923        7,151
                                                           -------      -------

Capital lease obligations, net of current portion              154          169

Long-term debt, net of current portion                      10,290        9,894
                                                           -------      -------

Total long-term debt                                        10,444       10,063
                                                           -------      -------

Stockholders' equity (Note B)                                8,352        8,803
                                                           -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $24,719      $26,017
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

                                                                       Form 10-Q
                                                                          Page 4


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           (in thousands, except for per share data)
                                                                      Three Months Ended
                                                           -----------------------------------------

                                                                   August 31,     August 31,
                                                                      2000           1999
                                                                   ----------     ----------

Revenue

  Products                                                          $  2,389       $3,869

  Services                                                             2,122        3,513
                                                                    ---------------------

Total revenue                                                          4,511        7,382

Cost of products sold                                                    198        1,020

Cost of services provided                                                411          991
                                                                    --------       ------

Gross margin                                                           3,902        5,371

Research and development expenses                                      1,295        1,538

Selling, general and administrative                                    2,784        3,247
                                                                    --------       ------

Income (loss) from operations                                           (177)         586

Interest expense                                                         287          393
                                                                    --------       ------

Income (loss) from operations before income taxes                       (464)         193

Provision for income taxes                                                --           45
                                                                    --------       ------

Net income (loss)                                                   $   (464)      $  148
                                                                    ========       ======

Basic net income (loss) per common share                            $  (0.04)      $ 0.02
Weighted average common shares outstanding                            10,742        8,150

Diluted net income (loss) per common share                          $  (0.04)      $ 0.02
Weighted average dilutive common share equivalents outstanding        10,742        8,390

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 (dollars in thousands)
                                                                   Three Months Ended
                                                                ------------------------
                                                                August 31,    August 31,
                                                                   2000          1999
                                                                ----------    ----------

Cash flows from operating activities:
  Net income (loss)                                              $  (464)      $   148
                                                                 -------       -------

Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization                                    815           945
Change in current assets and liabilities:
    Accounts receivable                                              531           417
    Unbilled costs and fees                                         (464)         (101)
    Inventory                                                        (29)         (105)
    Prepaid expenses and other assets                                132           (63)
    Accounts payable and accrued expenses                           (455)       (1,509)
    Deferred maintenance revenue                                    (771)       (1,853)
                                                                 -------       -------

Total adjustments                                                   (241)       (2,269)
                                                                 -------       -------

Net cash used by operating activities                               (705)       (2,121)
                                                                 -------       -------

Cash flows used by investing activities:
    Capital expenditures                                             (38)         (237)
    Proceeds from sale of fixed assets                                --            15
                                                                 -------       -------

Net cash used by investing activities                                (38)         (222)
                                                                 -------       -------

Cash flows from financing activities:
    Principal payments under capital lease obligations               (42)          (21)
    Proceeds from senior debt agreements, net of repayments          421         1,400
                                                                 -------       -------

Net cash provided by financing activities                            379         1,379
                                                                 -------       -------

Decrease in cash and cash equivalents                               (364)         (964)

Cash and cash equivalents, beginning of period                     1,278         1,600
                                                                 -------       -------

Cash and cash equivalents, end of period                         $   914       $   636
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

                                                                       Form 10-Q
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2000 Annual Report on Form 10-K.

(B)   Details of certain balance sheet captions are as follows:

                                                      August 31,        May 31,
                                                         2000            2000
                                                      ----------        -------

Property and equipment                                 $  3,539        $  3,504
Accumulated depreciation
  And amortization                                       (2,445)         (2,294)
                                                       --------        --------
Property and equipment, net                            $  1,094        $  1,210
                                                       --------        --------

Common stock, $.10 par value                           $  1,128        $  1,128
Capital in excess of par value                           19,690          19,690
Other accumulated comprehensive loss                        (30)            (43)
Accumulated deficit                                     (10,875)        (10,411)
Less treasury stock                                      (1,561)         (1,561)
                                                       --------        --------
Stockholders' equity                                   $  8,352        $  8,803
                                                       --------        --------

(C)   EARNINGS PER SHARE

      Basic net income (loss) per share is computed by dividing net income
      (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
      (loss) by the weighted-average number of common and equivalent dilutive common shares outstanding.

                                                       August 31,     August 31,
                                                          2000          1999
                                                       ----------     ----------
Basic weighted average shares outstanding
   during the quarter                                  10,741,784     8,150,289
Effect of employee stock options outstanding                   --       239,400
                                                       ----------     ---------
Diluted                                                10,741,784     8,389,689
                                                       ==========     =========

(D)   COMPREHENSIVE INCOME (LOSS)

      Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at August 31, 2000 and May 31, 2000. Comprehensive income (loss) for the three months ended August 31, 2000 and 1999 was $(451) and $132, respectively, and included net income (loss) and translation gain (loss) for the respective periods.

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

                                          Three Months Ended  Three Months Ended
                                               August 31,          August 31,
Revenue:                                          2000                1999
                                               ----------          ----------

North America                                   $  3,883            $  6,541
Europe                                               779               1,020
Eliminations                                        (151)               (179)
                                                --------            --------
Consolidated Total                              $  4,511            $  7,382
                                                --------            --------

                                               August 31,            May 31,
Long-Lived Assets:                                2000                 2000
                                               ----------           --------
North America                                   $ 18,051            $ 18,806
Europe                                               240                 249
                                                --------            --------
Consolidated Total                              $ 18,291            $ 19,055
                                                --------            --------

                                                                       Form 10-Q
                                                                          Page 8


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Total revenue for the three-month period ended August 31, 2000 was $4.5 million as compared to $7.4 million for the same period in the prior fiscal year. This represents a decrease from the first quarter of fiscal 2000 to fiscal 2001 of $2.9 million or 38.9%. Product revenue decreased by approximately $1.5 million in the first quarter of fiscal 2001 as compared to the same period in the prior year or about 38.3%. Service revenue decreased by about $1.4 million or 39.6% in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

      Approximately $1.9 million of the decrease in total revenue in the first quarter of the current fiscal year as compared to the same period in the prior fiscal year was due to a strategic decision by the Company at the end of fiscal 1999 to focus its resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance.

      Product revenue is composed of license revenue from the sale of the Company's software technology and revenue from the sale of third party hardware and software technology. Revenue from the licensing of the Company's software technology during the first quarter of fiscal 2001 was $2.2 million, as compared to $2.8 million for the same period in the prior fiscal year. Revenue from the sale of third party hardware and software during the first quarter of fiscal 2001 was $200,000, as compared to $1.1 million in the same period in fiscal 2000. The Company expects that the revenue from hardware and third party software sales will continue to shrink as the Company continues to focus on marketing its technology.

      Service revenue is composed of software maintenance on our proprietary software, maintenance sold on 3rd party hardware and software and revenue generated from services performed by our engineers. For the quarter ended August 31, 2000 software maintenance revenue on our proprietary technology was $1.8 million as compared to $2.2 million for the same period in the prior fiscal year. Service revenue generated from the engineering services group during the quarter ended August 31, 2000 was $300,000, as compared to $900,000 for the same period in the prior fiscal year.

      Product gross margin as a percent of revenue was 92.2% for the first quarter of fiscal 2001 as compared to 73.6% for the same period in fiscal 2000. The gross margin generated on service revenue for the first quarter of fiscal 2001 was 80.6% as compared to about 71.8% for the same period in fiscal 2000. Overall gross margin as a percent of revenue increased to 86.7% in the current quarter as compared to 72.8% in the same period of fiscal 2000. The improvement in gross margin as a percent of revenue in the current quarter as compared to the first quarter of fiscal 2000 is a direct result of a larger component of revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software as detailed above.

      Research and development expenditures for the first quarter of fiscal 2001 was approximately $1.3 million as compared to $1.5 million in fiscal 2000, a decrease of approximately 15%. The decrease in expenditures is the result of efficiencies realized by combining the development groups for our CAD and CAM operations under one Vice President responsible for all of our proprietary technology. It is expected that the current quarter expenditures will be somewhat constant for the remainder of fiscal 2001.

      Selling, general and administrative expenses totaled approximately $2.8 million in the first quarter of fiscal year 2001 as compared to $3.2 million in fiscal 2000, a decrease of approximately 14%. The reduced spending in SG&A in the current quarter as compared to the same quarter in fiscal 2000 is due to headcount reductions related to the refocusing detailed above. SG&A headcount has decreased from 90 in Q1 of FY 2000 to 70 in Q1 of FY 2001.

      Interest expense for the first quarter of fiscal year 2001 was $287,000 as compared to approximately $393,000 for the same period in the prior fiscal year, a decrease of approximately 26%. The decrease is the result of the debt to equity conversions that took place during the second half of fiscal 2000 that reduced our average borrowing in the current quarter relative to the same period in fiscal 2000 by 23%.

                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net loss for the three month period ended August 31, 2000 was $(464,000) or $(0.04) per share, as compared to net income of $148,000 or $0.02 per share for the same period in the prior fiscal year.

      Capital Resources and Liquidity

      The Company ended the first quarter of fiscal 2001 with cash of approximately $914,000, a decrease of $364,000 from year-end 2000. Operating activities used approximately $700,000 of cash during the first quarter. Reductions in liabilities used approximately $1.2 million, partially offset by $351,000 provided from net income adjusted for non-cash expenses. Financing activities provided approximately $380,000 during the quarter through additional net borrowings from the senior debt facility.

      The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2000, the Company had available borrowings on its line of credit of $3,350,000.

      The statements made above with respect to SofTech's outlook for fiscal 2001 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended August 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: October 16, 2000                  /s/ Joseph P. Mullaney
    -------------------------           ----------------------------------------
                                            Joseph P. Mullaney
                                            Vice President
                                            Chief Financial Officer


Date: October 16, 2000                  /s/ Jan E. Yansak
    -------------------------           ----------------------------------------
                                            Jan E. Yansak
                                            Controller