Form 10-Q
period 2000-11-30
SOFTECH INC
filed 2001-01-16
CIK 354260

Form 10-Q
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the Quarter Ended                                     Commission File Number
November 30, 2000                                                0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
    Massachusetts                                             04-2453033

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

                                 Yes |X| No |_|

The number of shares outstanding of registrant's common stock at December 31, 2000 was 10,080,784 shares.

                                                                       Form 10-Q
                                                                          Page 2


                                  SOFTECH, INC.

                                      INDEX

PART I.  Financial Information                                       Page Number
                                                                     -----------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           November 30, 2000 and May 31, 2000                            3

         Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended November 30,
           2000 and 1999                                                4-5

         Consolidated Condensed Statements of Cash Flows -
           Six Months Ended November 30, 2000                            6

         Notes to Consolidated Condensed Financial Statements           7-9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10-12

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                13

                                                                       Form 10-Q
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (dollars in thousands)
                                                       November 30,    May 31,
                                                           2000         2000
                                                        (unaudited)   (audited)
                                                       ------------   ---------

ASSETS

Cash and cash equivalents                                 $   565      $ 1,278

Accounts receivable, net                                    3,795        4,670

Unbilled costs and fees                                       506          316

Inventory                                                      59           54

Prepaid expenses and other assets                             640          644
                                                          -------      -------

Total current assets                                        5,565        6,962
                                                          -------      -------

Property and equipment, net (Note B)                          967        1,210

Capitalized software costs, net                            11,788       12,577

Goodwill, net                                               4,241        4,718

Other assets                                                  562          550
                                                          -------      -------

TOTAL ASSETS                                              $23,123      $26,017
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $ 1,107      $ 1,068

Accrued expenses                                              842        1,916

Deferred maintenance revenue                                2,572        3,712

Current portion of capital lease obligations                   73          127

Current portion of long term debt                             398          328
                                                          -------      -------

Total current liabilities                                   4,992        7,151
                                                          -------      -------

Capital lease obligations, net of current portion             138          169

Long-term debt, net of current portion                     10,942        9,894
                                                          -------      -------

Total long-term debt                                       11,080       10,063
                                                          -------      -------

Stockholders' equity (Note B)                               7,051        8,803
                                                          -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $23,123      $26,017
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

                                                                       Form 10-Q
                                                                          Page 4


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           (in thousands, except for per share data)
                                                                      Three Months Ended
                                                           -----------------------------------------

                                                                  November 30,    November 30,
                                                                      2000           1999
                                                                  ------------    ------------
Revenue

  Products                                                          $  1,166       $  3,043

  Services                                                             1,981          2,481
                                                                    --------       --------

Total revenue                                                          3,147          5,524

Cost of products sold                                                    146            387

Cost of services provided                                                347            651
                                                                    --------       --------

Gross margin                                                           2,654          4,486

Research and development expenses                                      1,255          1,177

Selling, general and administrative                                    2,310          2,705
                                                                    --------       --------

Income (loss) from operations                                           (911)           604

Interest expense, net                                                    350            336
                                                                    --------       --------

Income (loss) from operations before income taxes                     (1,261)           268

Provision for income taxes                                                --             58
                                                                    --------       --------

Net income (loss)                                                   $ (1,261)      $    210
                                                                    ========       ========

Basic net income (loss) per common share                            $  (0.12)      $   0.03
Weighted average common shares outstanding                            10,567          8,150

Diluted net income (loss) per common share                          $  (0.12)      $   0.03
Weighted average dilutive common share equivalents outstanding        10,567          8,185

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5


                         SOFTECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          (in thousands, except for per share data)
                                                                       Six Months Ended
                                                          -----------------------------------------

                                                                  November 30,   November 30,
                                                                      2000           1999
                                                                  ------------   ------------
Revenue

  Products                                                          $  3,555       $  6,912

  Services                                                             4,103          5,994
                                                                    --------       --------

Total revenue                                                          7,658         12,906

Cost of products sold                                                    344          1,407

Cost of services provided                                                758          1,642
                                                                    --------       --------

Gross margin                                                           6,556          9,857

Research and development expenses                                      2,550          2,715

Selling, general and administrative                                    5,094          5,952
                                                                    --------       --------

Income (loss) from operations                                         (1,088)         1,190

Interest expense, net                                                    637            729
                                                                    --------       --------

Income (loss) from operations before income taxes                     (1,725)           461

Provision for income taxes                                                --            103
                                                                    --------       --------

Net income (loss)                                                   $ (1,725)      $    358
                                                                    ========       ========

Basic net income (loss) per common share                            $  (0.16)      $   0.04
Weighted average common shares outstanding                            10,655          8,150

Diluted net income (loss) per common share                          $  (0.16)      $   0.04
Weighted average dilutive common share equivalents outstanding        10,655          8,213

See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               (dollars in thousands)
                                                                  Six Months Ended
                                                             --------------------------
                                                             November 30,  November 30,
                                                                 2000          1999
                                                             ------------  ------------
Cash flows from operating activities:
  Net income  (loss)                                            $(1,725)      $   358
                                                                -------       -------

Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization                                 1,544         1,867
    Change in current assets and liabilities:
      Accounts receivable                                           875         1,100
      Unbilled costs and fees                                      (190)         (557)
      Inventory                                                      (5)          136
      Prepaid expenses and other assets                              (8)         (195)
      Accounts payable and accrued expenses                      (1,035)       (2,621)
      Deferred maintenance revenue                               (1,140)       (2,532)
                                                                -------       -------

Total adjustments                                                    41        (2,802)
                                                                -------       -------

Net cash used by operating activities                            (1,684)       (2,444)
                                                                -------       -------

Cash flows used by investing activities:
    Capital expenditures                                            (62)         (586)
    Proceeds from sale of fixed assets                               --            15
                                                                -------       -------

Net cash used by investing activities                               (62)         (571)
                                                                -------       -------

Cash flows from financing activities:
    Proceeds of capital lease obligations                            --            97
    Principal payments under capital lease obligations              (85)         (107)
    Proceeds from senior debt financing, net of repayments        1,118         2,406
                                                                -------       -------

Net cash provided by financing activities                         1,033         2,396
                                                                -------       -------

Decrease in cash and cash equivalents                              (713)         (619)

Cash and cash equivalents, beginning of period                    1,278         1,600
                                                                -------       -------

Cash and cash equivalents, end of period                        $   565       $   981
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

(B)   BALANCE SHEET

      Details of certain balance sheet captions are as follows (in thousands):

                                               November 30,     May 31,
                                                  2000           2000
                                               ------------    --------

      Property and equipment                    $  3,566       $  3,504
      Accumulated depreciation
        and amortization                          (2,599)        (2,294)
                                                --------       --------
      Property and equipment, net               $    967       $  1,210
                                                --------       --------

      Common stock, $.10 par value              $  1,062       $  1,128
      Capital in excess of par value              19,756         19,690
      Other accumulated comprehensive loss           (70)           (43)
      Accumulated deficit                        (12,136)       (10,411)
      Less treasury stock                         (1,561)        (1,561)
                                                --------       --------
      Stockholders' equity                      $  7,051       $  8,803
                                                --------       --------

(C)   EARNINGS PER SHARE

      Basic net income (loss) per share is computed by dividing net income
      (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
      (loss) by the weighted-average number of common and equivalent dilutive common shares outstanding.

                                                        Three Months Ended
                                                   November 30,     November 30,
                                                      2000              1999
                                                   -----------------------------
      Basic weighted average shares outstanding
        during the quarter                          10,567,454       8,150,289
      Effect of employee stock options outstanding          --          34,461
                                                    ----------       ---------
      Diluted                                       10,567,454       8,184,750
                                                    ==========       =========

                                                         Six Months Ended
                                                   November 30,     November 30,
                                                      2000              1999
                                                   -----------------------------
      Basic weighted  average shares outstanding
        during the six months                       10,654,619       8,150,289
      Effect of employee stock options outstanding          --          62,230
                                                    ----------       ---------
      Diluted                                       10,654,619       8,212,519
                                                    ==========       =========

                                                                       Form 10-Q
                                                                          Page 8


                         SOFTECH, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(D)   COMPREHENSIVE INCOME (LOSS) (in thousands)

      Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at November 30, 2000 and May 31, 2000. Comprehensive income (loss) for the six months ended November 30, 2000 and 1999 was $(1,752) and $354, respectively, and included net income (loss) and translation loss for the respective periods.

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

                                        Three Months Ended   Three Months Ended
                                            November 30,        November 30,
                                                2000               1999
      Revenue:                          ---------------------------------------
      North America                           $  2,334           $  4,269
      Asia                                         418                531
      Europe                                       858                891
      Eliminations                                (463)              (167)
                                              --------           --------
      Consolidated Total                      $  3,147           $  5,524
                                              ========           ========

                                         Six Months Ended    Six Months Ended
                                            November 30,        November 30,
                                                2000               1999
                                        ---------------------------------------
      Revenue:
      North America                           $  5,549           $ 10,439
      Asia                                       1,086                902
      Europe                                     1,637              1,911
      Eliminations                                (614)              (346)
                                              --------           --------
      Consolidated Total                      $  7,658           $ 12,906
                                              ========           ========

                                            November 30,          May 30,
                                                2000               2000
                                        ---------------------------------------
      Long-Lived Assets:
      North America                           $ 17,307           $ 18,806
      Europe                                       251                249
                                              --------           --------
      Consolidated Total                      $ 17,558           $ 19,055
                                              ========           ========

(F)   NASDAQ COMPLIANCE

      The Company has been notified by the NASDAQ that it fails to meet several listing requirements for continued listing on the National Market System including failure to maintain a minimum closing bid price of at least $1.00 and failure to maintain the market value of the public float at a minimum of $5.0 million. In addition, the NASDAQ Staff has determined, that in its opinion, the debt conversion and the resulting share issuance in May 2000 as described in Note F to the Annual Report filed on Form 10-K for fiscal year 2000 and the appointments of two new Board members resulted in a change of control which requires shareholder approval. In that shareholder approval was not received prior to the debt conversion the NASDAQ Staff believes the Company has also violated that Marketplace Rule. These Staff determinations have previously been reported by the Company via press releases issued on December 19, 2000 and January 9, 2001.

                                                                       Form 10-Q
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

      In addition to the listing violations identified by the NASDAQ Staff, with the filing of this Form 10-Q, the Company has fallen below the $4.0 million net tangible asset level that is required for continued listing on the National Market System.

      The Company requested a Hearing before the NASDAQ Qualifications Hearing Panel. This Hearing was held on January 11, 2001 and the Company had its opportunity to share with the Panel its plans to correct for each of its listing violations. The presentation included a specific course of action that had already begun and could be completed within the next two months aimed at correcting each of the violations identified above. The Company requested a stay of the delisting action from the National Market System for 75 days as these actions were completed. As an alternative, in the event whereby the Panel was unwilling to grant that short stay of delisting action, the company requested a contingent listing on the NASDAQ SmallCap market for a period of up to 90 days while actions were completed to correct for the $1.00 minimum bid deficiency.

      As of the date of this filing, the Company has not had any further communication with the NASDAQ Exchange. There can be no assurance that the NASDAQ will grant either of the Company's requests. In the event whereby the Exchange does take this delisting action the Company will seek to have its shares listed on an alternative exchange.

(G)   SUBSEQUENT EVENTS

      On January 16, 2001, the Company signed a settlement agreement with Data Systems Network Corporation ("DSN") to resolve all disputes and to end the previously postponed Arbitration Hearing. This dispute which arose out of the sale of the Company's Network Systems Group to DSN in 1996, was more fully described in Note I to the Annual Report on Form 10-K for fiscal 2000. The settlement had no material impact on operating results for the three and six month periods ended November 30, 2000.

      Subsequent to quarter end, the Company entered into a Letter of Intent ("LOI") to sell all of the net assets of its Computer Aided Manufacturing ("CAM") business to a technology company based outside of the United States. Included in the net assets of the CAM business are the Prospector, ToolDesigner, ExpertCad and ExpertCam technologies. The CAM business generated revenue of about $4.5 million in fiscal 2000 and $2.3 for the first six months of fiscal 2001. The purchase price was established at $4.5 million in cash and marketable securities and is anticipated to close within the next few months. Under the terms of the LOI, no significant gain or loss is expected to result from the disposition of net assets. There can be no assurance, however, that the transaction as contemplated in the LOI will be completed in this timeframe or at all. In the event whereby this transaction is not completed it is the Company's intent to sell this operating unit in order to generate liquidity and reduce debt load consistent with the decision of the Company's Board of Directors as described in MD&A.

                                                                       Form 10-Q
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Recent Business Developments

      The Company's Board of Directors has agreed upon a plan whereby the Company will seek a buyer for its Computer Aided Manufacturing ("CAM") business. The CAM Business is a stand-alone operating unit with technology aimed at the Mold & Die industry. The products include Prospector, ToolDesigner, ExpertCAD and ExpertCAM. This Business generated revenue from the licensing of the above technologies and services of approximately $4.5 million in fiscal 2000 and $2.3 million for the first half of fiscal 2001.

      It is expected that the proceeds from the sale of the CAM Business will have a positive impact on the Company's liquidity and will improve its chances of realizing its two very large market opportunities in the CAD business, namely Cadra as a replacement for the MICROCADAM users and DesignGateway. These two opportunities were detailed in the Company's Annual Report on Form 10-K, in Item 1 under the caption "Products and Services". In addition, the resulting focus on the CAD and Product Data Management ("PDM") marketplace is expected to improve our product development efforts and the effectiveness of our sales and marketing personnel.

      Results of Operations

      Total revenue for the three and six-month periods ended November 30, 2000 was approximately $3.1 million and $7.7 million, respectively, as compared to $5.5 million and $12.9 million, respectively, for the same periods in the prior fiscal year. This represents a decrease from fiscal 2000 to fiscal 2001 of $2.4 million or 43.0% and $5.2 million or 40.7% for the three and six month periods, respectively. Product revenue decreased by approximately $1.9 million in the second quarter of fiscal 2001 as compared to the same period in the prior year or about 61.7% and decreased by about $3.4 million or 48.6% for the six month period. Service revenue decreased by about $500,000 or 20.2% in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 and by about $1.9 million or 31.5% for the six month period.

      The Company made a strategic decision at the end of fiscal 1999 to focus its resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance. The decision was based on the fact that the margins on third party hardware and software and design service projects to be performed by less experienced mechanical engineers were under continued downward pressure in a very competitive marketplace and it was anticipated that this trend would continue. The cost attendant with marketing and supporting other companies' technologies and performing under the above described design projects in this type of environment precluded the Company from continuing these activities profitably. Approximately half of the revenue decline from the first half of fiscal 2000 compared to the same period in fiscal 2001 can be attributed to this decision to exit the reseller and low margin service business.

      Product revenue is composed of license revenue from the sale of the Company's software technology and revenue from the sale of third party hardware and software technology. Revenue from the licensing of the Company's software technology during the three and six months ended November 30, 2000 was $1.1 million and $3.3 million, respectively, as compared to $2.6 million and $5.4 million for the same periods in the prior fiscal year. The product revenue declines experienced in the first half of fiscal year 2001 as compared to the same period in fiscal 2000 have been dramatic. North American Cadra sales are responsible for approximately $1.5 million of the $2.1 million decline in the year over year comparison. The revenue contributions expected for fiscal 2001 from the sale of Cadra to MicroCadam users as described in Item 1 of the fiscal 2000 Annual Report on Form 10K under the caption "Products and Services" have not yet materialized. The market opportunity we anticipated for our DesignGateway technology continues to develop but at a much slower pace than expected. Revenue from the sale of third party hardware and software during the three and six months ended November 30, 2000 was $40,000 and $240,000, respectively, as compared to $0.4 million and

                                                                       Form 10-Q
                                                                         Page 11


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      $1.6 million in the same periods in fiscal 2000. The Company expects that the revenue from hardware and third party software sales will continue to shrink as the Company continues to focus on marketing its technology.

      Service revenue is composed of software maintenance on our proprietary software, maintenance sold on 3rd party hardware and software and revenue generated from services performed by our engineers. For the three and six month periods ended November 30, 2000 software maintenance revenue on our proprietary technology was $1.8 million and $3.6 million, respectively, as compared to $1.9 million and $4.1 million for the same periods in the prior fiscal year. Service revenue generated from the engineering services group during the three and six-month periods ended November 30, 2000 was $170,000 and $300,000, respectively, as compared to $600,000 and $1.5 million for the same periods in the prior fiscal year.

      Product gross margin for the three and six month periods ended November 30, 2000 was $1.0 million and $3.2 million, respectively, as compared to $2.7 million and $5.5 million for the same periods in fiscal 2000. Gross margin as a percent of revenue for the three and six-month periods ended November 30, 2000 was 87.5% and 90.3%, respectively, as compared to 87.3% and 79.6% for the same periods in fiscal 2000. The gross margin generated on service revenue for the three and six- month periods ended November 30, 2000 was 82.5% and 81.5%, respectively, as compared to about 73.8% and 72.6% for the same periods in fiscal 2000. Overall gross margin as a percent of revenue increased to 84.3% and 85.6%, respectively, for the three and six month periods ended November 30, 2000 as compared to 81.2% and 76.4% for the same periods of fiscal 2000. The improvement in gross margin as a percent of revenue in the first half of the current fiscal year as compared to the first half of fiscal 2000 is a direct result of a larger component of revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software and focusing on high margin service opportunities as detailed above.

      Research and development expenditures for the three and six month periods ended November 30, 2000 were $1.3 million and $2.6 million, respectively, as compared to $1.2 million and $2.7 million for the same periods in the prior fiscal year. It is expected that the quarterly expenditures will be somewhat constant for the remainder of fiscal 2001.

      Selling, general and administrative expenses for the three and six month periods ended November 30, 2000 were $2.3 million and $5.1 million, respectively, as compared to $2.7 million and $6.0 million for the same periods in fiscal 2000. This represents a decrease of 14.6% and 14.4% for the three and six-month periods ended November 30, 2000 as compared to the same periods in the prior fiscal year. The reduced spending in SG&A in the first half of fiscal 2001 as compared to the same period in fiscal 2000 is due to headcount reductions related to the refocusing detailed above.

      Interest expense for the first half of fiscal year 2001 was $637,000 as compared to approximately $729,000 for the same period in the prior fiscal year, a decrease of approximately 13%. The decrease is the result of the debt to equity conversions that took place during the second half of fiscal 2000 that reduced our average borrowing in the first half of fiscal 2001 relative to the same period in fiscal 2000.

      Net loss for the three and six month periods ended November 30, 2000 was $(1,261,000) or $(0.12) per share and $(1,725,000) or $(0.16) per share, respectively, as compared to net income of $210,000 or $0.03 per share and $358,000 or $0.04 per share for the same periods in the prior fiscal year.

      Capital Resources and Liquidity

      The Company ended the first half of fiscal 2001 with cash of approximately $565,000, a decrease of $713,000 from year-end 2000. Operating activities used approximately $1.7 million of cash during the first six months of fiscal 2001. The net reduction of billed and unbilled accounts receivable generated cash of approximately $0.7 million, while reductions in liabilities used approximately $1.0 million and deferred maintenance revenue was reduced by approximately $1.1 million. Financing activities

                                                                       Form 10-Q
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      provided approximately $1.0 million during the first half of fiscal 2001 through additional net borrowings from the senior debt facility.

      Subsequent to quarter end, the Company entered into a Letter of Intent ("LOI") to sell all of the net assets of its Computer Aided Manufacturing ("CAM") business to a technology company based outside of the United States. Included in the net assets of the CAM business are the Prospector, ToolDesigner, ExpertCad and ExpertCam technologies. The CAM business generated revenue of about $4.5 million in fiscal 2000 and $2.3 million for the first six months of fiscal 2001. The purchase price was established at $4.5 million in cash and marketable securities and is anticipated to close within the next few months. In the event whereby this transaction is not completed it is the Company's intent to sell this operating unit in order to generate liquidity and reduce debt load consistent with the decision of the Company's Board of Directors as described above.

      The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2000, the Company had available borrowings on its line of credit of approximately $3,060,000.

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

                         SOFTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27(i) Financial Data Schedule as required by Article 5 of Regulation S-X.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOFTECH, INC.


Date: January 16, 2001                  /s/ Joseph P. Mullaney
----------------------                  ----------------------------------------
                                            Joseph P. Mullaney
                                            Vice President
                                            Chief Financial Officer


Date: January 16, 2001                  /s/ Jan E. Yansak
----------------------                  ----------------------------------------
                                            Jan E. Yansak
                                            Controller