Form 10-Q
period 2001-02-28
SOFTECH INC
filed 2001-04-16
CIK 354260

                                                                       Form 10-Q
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


For the Quarter Ended                                    Commission File Number
  February 28, 2001                                               0-10665

                                  SOFTECH, INC.

      State of Incorporation                         IRS Employer Identification
         Massachusetts                                      04-2453033

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

                                 Yes X No _____

The number of shares outstanding of registrant's common stock at March 31, 2001 was 10,080,784 shares.

                                                                       Form 10-Q
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX



PART I.       Financial Information                                   PAGE NUMBER

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets -
                 February 28, 2001 and May 31, 2000                         3

              Consolidated Condensed Statements of Income -
                 Three Months and Nine Months Ended February 28,
                 2001 and 2000                                             4-5

              Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended February 28, 2001                        6

              Notes to Consolidated Condensed Financial Statements         7-9

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-12

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                             13


                                                                       Form 10-Q
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   (DOLLARS IN THOUSANDS)
                                                             FEBRUARY 28,               MAY 31,
                                                                2001                     2000
                                                             (UNAUDITED)               (AUDITED)
                                                             ------------            -------------
ASSETS

Cash and cash equivalents                                       $   695               $ 1,278

Accounts receivable, net                                          3,632                 4,670

Unbilled costs and fees                                             375                   316

Inventory                                                            25                    54

Prepaid expenses and other assets                                   486                   644
                                                                -------               -------

Total current assets                                              5,213                 6,962
                                                                -------               -------

Property and equipment, net (Note B)                                830                 1,210

Capitalized software costs, net                                  11,380                12,577

Goodwill, net                                                     4,020                 4,718

Other assets                                                        569                   550
                                                                -------               -------

TOTAL ASSETS                                                    $22,012               $26,017
                                                                =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $ 1,008               $ 1,068

Accrued expenses                                                    837                 1,916

Deferred maintenance revenue                                      3,208                 3,712

Current portion of capital lease obligations                         63                   127

Current portion of long term debt                                   445                   328
                                                                -------               -------

Total current liabilities                                         5,561                 7,151
                                                                -------               -------

Capital lease obligations, net of current portion                   122                   169

Long-term debt, net of current portion                           11,001                 9,894
                                                                -------               -------

Total long-term debt                                             11,123                10,063
                                                                -------               -------

Stockholders' equity (Note B)                                     5,328                 8,803
                                                                -------               -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $22,012               $26,017
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

                                                                       Form 10-Q
                                                                          Page 4


               SOFTECH, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (Unaudited)

                                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                                                     THREE MONTHS ENDED
                                                                       ---------------------------------------------
                                                                            FEBRUARY 28,              FEBRUARY 29,
                                                                               2001                      2000
                                                                       -------------------       -------------------

Revenue

  Products                                                                   $    949                $  1,619

  Services                                                                      1,738                   2,341
                                                                             --------                --------

Total revenue                                                                   2,687                   3,960

Cost of products sold                                                              56                     327

Cost of services provided                                                         241                     576
                                                                             --------                --------

Gross margin                                                                    2,390                   3,057

Research and development expenses                                               1,306                   1,118

Selling, general and administrative                                             2,474                   3,368
                                                                             --------                --------

Loss from operations                                                           (1,390)                 (1,429)

Interest expense, net                                                             345                     493
                                                                             --------                --------

Loss from operations before income taxes                                       (1,735)                 (1,922)

Provision for income taxes                                                       --                      --
                                                                             --------                --------

Net  loss                                                                    $ (1,735)               $ (1,922)
                                                                             ========                ========

Basic net loss per common share                                              $  (0.17)               $  (0.23)
Weighted average common shares outstanding                                     10,081                   8,191

Diluted net loss per common share                                            $  (0.17)               $  (0.23)
Weighted average dilutive common share equivalents outstanding                 10,081                   8,191


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 5


               SOFTECH, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (Unaudited)

                                                                          (in thousands, except for per share data)
                                                                                       Nine Months Ended
                                                                        --------------------------------------------
                                                                            February 28,             February 29,
                                                                                2001                     2000
                                                                        -------------------      -------------------

Revenue

  Products                                                                   $  4,505                $  8,531

  Services                                                                      5,841                   8,335
                                                                             --------                --------

Total revenue                                                                  10,346                  16,866

Cost of products sold                                                             400                   1,734

Cost of services provided                                                       1,000                   2,218
                                                                             --------                --------

Gross margin                                                                    8,946                  12,914

Research and development expenses                                               3,856                   3,833

Selling, general and administrative                                             7,570                   9,320
                                                                             --------                --------
Loss from operations                                                           (2,480)                   (239)

Interest expense, net                                                             981                   1,222
                                                                             --------                --------

Loss from operations before income taxes                                       (3,461)                 (1,461)

Provision for income taxes                                                       --                       103
                                                                             --------                --------

Net loss                                                                     $ (3,461)               $ (1,564)
                                                                             ========                ========

Basic net loss per common share                                              $  (0.33)               $  (0.19)
Weighted average common shares outstanding                                     10,463                   8,192

Diluted net loss per common share                                            $  (0.33)               $  (0.19)
Weighted average dilutive common share equivalents outstanding                 10,463                   8,192


See accompanying notes to consolidated condensed financial statements.

                                                                       Form 10-Q
                                                                          Page 6

             SOFTECH, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Unaudited)

                                                                                 (dollars in thousands)
                                                                                    Nine Months Ended
                                                                        ---------------------------------------
                                                                         February 28,           February 29,
                                                                             2001                   2000
                                                                        ----------------      -----------------

Cash flows from operating activities:
Net loss                                                                 $(3,461)               $(1,564)
                                                                         -------                -------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                          2,350                  2,556
    Change in current assets and liabilities:
      Accounts receivable                                                  1,038                  1,355
      Unbilled costs and fees                                                (59)                  (327)
      Inventory                                                               29                    138
      Prepaid expenses and other assets                                      139                    (71)
      Accounts payable and accrued expenses                               (1,139)                (2,556)
      Deferred maintenance revenue                                          (504)                (1,476)
                                                                         -------                -------

Total adjustments                                                          1,854                   (381)
                                                                         -------                -------

Net cash used by operating activities                                     (1,607)                (1,945)
                                                                         -------                -------

Cash flows used by investing activities:
    Capital expenditures                                                     (89)                  (900)
    Proceeds from sale of fixed assets                                      --                       16
                                                                         -------                -------

Net cash used by investing activities                                        (89)                  (884)
                                                                         -------                -------

Cash flows from financing activities:
    Proceeds of capital lease obligations                                    --                       97
    Principal payments under capital lease obligations                      (111)                  (181)
    Proceeds from senior debt financing, net of repayments                 1,224                  2,398
                                                                         -------                -------

Net cash provided by financing activities                                  1,113                  2,314
                                                                         -------                -------

Decrease in cash and cash equivalents                                       (583)                  (515)

Cash and cash equivalents, beginning of period                             1,278                  1,600
                                                                         -------                -------

Cash and cash equivalents, end of period                                 $   695                $ 1,085
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

(B)      BALANCE SHEET

         Details of certain balance sheet captions are as follows (in thousands):

                                                       February 28,      May 31,
                                                          2001            2000
                                                    --------------- ---------------
Property and equipment                                 $  3,559        $  3,504
Accumulated depreciation
  and amortization                                       (2,729)         (2,294)
                                                       --------        --------
Property and equipment, net                            $    830        $  1,210
                                                       --------        --------


Common stock, $.10 par value                           $  1,128        $  1,128
Capital in excess of par value                           19,690          19,690
Other accumulated comprehensive loss                        (57)            (43)
Accumulated deficit                                     (13,872)        (10,411)
Less treasury stock                                      (1,561)         (1,561)
                                                       --------        --------
Stockholders' equity                                   $  5,328        $  8,803
                                                       --------        --------


(C)      EARNINGS PER SHARE

         Basic net income (loss) per share is computed by dividing net income
         (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
         (loss) by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock and common stock warrants have been excluded from the computation of diluted earnings per share for all periods presented because their inclusion would be antidilutive.

(D)      COMPREHENSIVE LOSS (in thousands)

         Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at February 28, 2001 and May 31, 2000. Comprehensive loss for the nine months ended February 28, 2001 and February 29, 2000 was $(3,475) and $(1,614), respectively, and included net income (loss) and translation loss for the respective periods.

                                                                        Form 10Q
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(D)      SEGMENT INFORMATION

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

                                        Three Months Ended  Three Months Ended
                                         February 28,        February 29,
         Revenue:                           2001                2000
                                          -------             -------
         North America                    $ 2,091             $  2,945
         Asia                                 314                  403
         Europe                               603                  893
         Eliminations                        (321)                (281)
                                          -------             --------
         Consolidated Total               $ 2,687             $  3,960
                                          =======             ========


                                        Nine months Ended  Nine months Ended
                                          February 28,        February 29,
         Revenue:                            2001               2000
                                          --------            --------
         North America                    $  7,641            $ 13,383
         Asia                                1,400               1,306
         Europe                              2,240               2,804
         Eliminations                         (935)               (627)
                                          --------            --------
         Consolidated Total               $ 10,346            $ 16,866
                                          ========            ========


                                          February 28,        May 31,
         Long-Lived Assets:                 2001                2000
                                          -------             --------
         North America                    $16,585             $ 18,806
         Europe                               214                  249
                                          -------             --------
         Consolidated Total               $16,799             $ 19,055
                                          =======             ========


 (F)     NASDAQ COMPLIANCE

         On February 12, 2001, the Company received the determination of the Nasdaq Listing Qualifications Panel (the "Panel") regarding its failure to meet several of the listing standards of the Nasdaq National Market System. The determination was that the Company had until April 2, 2001 to regain compliance with the $1.00 minimum bid requirement and until that time would be granted a contingent listing on the NASDAQ Small Cap market. With the move to the SmallCap market, the Company was in compliance with all listing standards other than the $1.00 minimum bid using the November 30, 2000 Form 10-Q filing.

         In early March 2001, the Company filed a preliminary proxy with the SEC contemplating a 6 for 1 reverse stock split of its shares in order to attempt to correct for the minimum bid deficiency. In late March 2001, however, the Company became aware that its results for the quarter ended February 28, 2001 would result in a failure to meet the minimum tangible net worth standard. In addition, the planned sale of its AMT division was delayed.

         The Company submitted a request to the Panel seeking an additional 120 days of contingent listing on the SmallCap market to allow for completion of the sale of its AMT Division and the reverse split of its shares. On April 5, 2001, the Nasdaq informed the Company that its request for additional time to regain compliance was rejected and that its shares would be delisted immediately.

                                                                        Form 10Q
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         On April 6, 2001, the Company's shares began trading on the Over the Counter Bulletin Board under the ticker symbol "SOFTC". On April 10, 2001, the ticker symbol changed to "SOFT".

(G)      SUBSEQUENT EVENTS

         On April 2, 2001, the Company signed a settlement agreement (the "Agreement") with MatrixOne to resolve all disputes that had arisen under the Asset Purchase Agreement entered into in May 1998 between the two companies. Under the Agreement, the Company is prohibited from disclosing the nature of the settlement.

         Subsequent to the end of the current quarter, the Letter of Intent ("LOI") the Company had signed in mid-January to sell its Computer Aided Manufacturing Division ("CAM") to an undisclosed third party buyer (the "Buyer") was terminated. The termination was the result of the Buyer being unable to complete its financing in the time period contemplated by the LOI. The Company's decision to sell the Division in order to generate cash to fund its other operating unit and the introduction of new products has not changed.

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

         RESULTS OF OPERATIONS

         Total revenue for the three and nine-month periods ended February 28, 2001 was approximately $2.7 million and $10.3 million, respectively, as compared to $4.0 million and $16.9 million, respectively, for the same periods in the prior fiscal year. This represents a decrease from fiscal 2000 to fiscal 2001 of $1.3 million or 32.2% and $6.6 million or 38.7% for the three and nine month periods, respectively. Product revenue decreased by approximately $670,000 in the third quarter of fiscal 2001 as compared to the same period in the prior year or about 41.4% and decreased by about $4.0 million or 47.2% for the nine month period. Service revenue decreased by about $600,000 or 25.8% in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 and by about $2.5 million or 29.9% for the nine month period.

         The Company made a strategic decision at the end of fiscal 1999 to focus its resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance. The decision was based on the fact that the margins on third party hardware and software and design service projects to be performed by less experienced mechanical engineers were under continued downward pressure in a very competitive marketplace and it was anticipated that this trend would continue. The cost attendant with marketing and supporting other companies' technologies and performing under the above described design projects in this type of environment precluded the Company from continuing these activities profitably. Approximately half of the revenue decline from the first nine months of fiscal 2000 compared to the same period in fiscal 2001 can be attributed to this decision to exit the reseller and low margin service business.

         Product revenue is composed of license revenue from the sale of the Company's software technology and revenue from the sale of third party hardware and software technology. Revenue from the licensing of the Company's software technology during the three and nine months ended February 28, 2001 was $0.9 million and $4.2 million, respectively, as compared to $1.4 million and $6.7 million for the same periods in the prior fiscal year. The product revenue declines experienced in the first nine months of fiscal year 2001 as compared to the same period in fiscal 2000 have been dramatic. North American Cadra sales are responsible for approximately $1.2 million of the $2.2 million decline in the year over year comparison. The revenue contributions expected for fiscal 2001 from the sale of Cadra to MicroCadam users as described in Item 1 of the fiscal 2000 Annual Report on Form 10K under the caption "Products and Services" have not yet materialized. The market opportunity we anticipated for our DesignGateway technology continues to develop but at a much slower pace than expected. Revenue from the sale of third party hardware and software during the three and nine months ended February 28, 2001 was $30,000 and $270,000, respectively, as compared to $250,000 and

                                                                       Form 10-Q
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         $1.8 million in the same periods in fiscal 2000. The Company expects that the revenue from hardware and third party software sales will be insignificant in the future as the Company continues to focus on marketing its technology.

         Service revenue is composed of software maintenance on our proprietary software, maintenance sold on 3rd party hardware and software and revenue generated from services performed by our engineers. For the three and nine month periods ended February 28, 2001 software maintenance revenue on our proprietary technology was $1.6 million and $5.1 million, respectively, as compared to $1.9 million and $6.0 million for the same periods in the prior fiscal year. Service revenue generated from the engineering services group during the three and nine-month periods ended February 28, 2001 was $180,000 and $700,000, respectively, as compared to $400,000 and $1.9 million for the same periods in the prior fiscal year.

         Product gross margin for the three and nine month periods ended February 28, 2001 was $0.9 million and $4.1 million, respectively, as compared to $1.3 million and $6.8 million for the same periods in fiscal 2000. Gross margin as a percent of revenue for the three and nine-month periods ended February 28, 2001 was 94.1% and 91.1%, respectively, as compared to 79.8% and 79.7% for the same periods in fiscal 2000. The gross margin generated on service revenue for the three and nine- month periods ended February 28, 2001 was 86.1% and 82.9%, respectively, as compared to about 75.4% and 73.4% for the same periods in fiscal 2000. Overall gross margin as a percent of revenue increased to 88.9% and 86.5%, respectively, for the three and nine month periods ended February 28, 2001 as compared to 77.2% and 76.6% for the same periods of fiscal 2000. The improvement in gross margin as a percent of revenue in the current fiscal year as compared to fiscal 2000 is a direct result of a larger component of revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software and focusing on high margin service opportunities as detailed above.

         Research and development expenditures for the three and nine month periods ended February 28, 2001 were $1.3 million and $3.9 million, respectively, as compared to $1.1 million and $3.8million for the same periods in the prior fiscal year. It is expected that the quarterly expenditures will be somewhat constant for the remainder of fiscal 2001.

         Selling, general and administrative expenses for the three and nine month periods ended February 28, 2001 were $2.5 million and $7.6 million, respectively, as compared to $3.4 million and $9.3 million for the same periods in fiscal 2000. This represents a decrease of 26.5% and 18.8% for the three and nine-month periods ended February 28, 2001 as compared to the same periods in the prior fiscal year. The reduced spending in SG&A in the first nine months of fiscal 2001 as compared to the same period in fiscal 2000 is due to headcount reductions related to the refocusing detailed above.

         Interest expense for the first nine months of fiscal year 2001 was $981,000 as compared to approximately $1.2 million for the same period in the prior fiscal year, a decrease of approximately 20%. The decrease is the result of the debt to equity conversions that took place during the second half of fiscal 2000 that reduced our average borrowing in the first half of fiscal 2001 relative to the same period in fiscal 2000.

         Net loss for the three and nine month periods ended February 28, 2001 was $(1,735,000) or $(0.17) per share and $(3,461,000) or $(0.33) per share, respectively, as compared to a net loss of $(1,922,000) or $(0.23) per share and $(1,564,000) or $(0.19) per share for the same periods in the prior fiscal year.

                                                                       Form 10-Q
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         CAPITAL RESOURCES AND LIQUIDITY

         The Company ended the first nine months of fiscal 2001 with cash of approximately $695,000, a decrease of $583,000 from year-end 2000. Operating activities used approximately $1.6 million of cash during the first nine months of fiscal 2001. The net reduction of billed and unbilled accounts receivable generated cash of approximately $1.0 million, while reductions in liabilities used approximately $1.1 million and deferred maintenance revenue was reduced by approximately $0.5 million. Financing activities provided approximately $1.1 million during the first nine months of fiscal 2001 through additional net borrowings from the senior debt facility.

         In January, the Company announced that it had entered into a Letter of Intent ("LOI") to sell its CAM Business for approximately $4.5 million. The LOI had contemplated completion of the sale by the end of February 2001. The buyer of that Business experienced delays in completing its financing and was unable to complete the purchase of the Business in accordance with the LOI. As a result, the Company is moving forward with its plan to divest this operation in order to generate needed capital to fund its remaining CAD Business unit and to realize the potential of new technologies it is bringing to market. It is not at all certain that the Company will be able to sell this Division and generate the necessary liquidity especially in this current economic climate.

         Subsequent to the end of the quarter, the Company's securities were delisted from the Nasdaq SmallCap market due to failure to meet the minimum bid requirement of $1.00. The Company's securities are now listed under the Over the Counter Bulletin Board under the symbol "SOFT". While this move has no direct impact on the Company's operations it can negatively impact its ability to raise capital in the public market through a secondary offering.

         The Company believes that the cash on hand, the potential cash flow from operations, the cash that could be generated from the sale of the CAM Business and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 28, 2001, the Company had available borrowings on its line of credit of approximately $2,940,000.

         The statements made above with respect to SofTech's outlook for fiscal 2001 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's CAD and CAM technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

                         SOFTECH, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27(i)    Financial Data Schedule as required by Article 5 of Regulation
                  S-X.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended February 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date:  April 16, 2001          /s/ Joseph P. Mullaney
       -------------------     ---------------------------------
                               Joseph P. Mullaney
                               Vice President
                               Chief Financial Officer


Date:   April 16, 2001         /s/ Jan E. Yansak
      -------------------     ---------------------------------
                              Jan E. Yansak
                              Controller