Form 10-K
period 2001-05-31
SOFTECH INC
filed 2001-09-13
CIK 354260

                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001

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

               2 Highwood Drive, Tewksbury, Massachusetts 01876
           ----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (978) 640-6222

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $765,688 as of August 31, 2001. On August 31, 2001 the registrant had outstanding 10,741,784 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

      Today, SofTech is a provider of Design through Manufacturing Technologies and Services. It offers software technology of its own to mechanical and manufacturing engineers aimed at increasing their productivity. In addition, the Company offers a wide range of services to its customers including consulting, implementation and training. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

PRODUCTS AND SERVICES

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. The Company's operations are organized geographically with European sales and customer support offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Footnote F to the financial statements.

      As noted above, the Company has evolved over the last five years through seven acquisitions and internal expansion from a distributor of PMTC's products into an independent technology and services entity. The changes that have taken place in the business are most obvious in the tables presented below which show the components of product and service revenue over the recent past.

      The following table is meant to help clarify the transition from a business entirely focused and dependent on reselling other companies technology to one entirely self sufficient because it possesses its own technology.

Product revenue was composed of the following (000's):

                                  2001      2000       1999      1998      1997
                                  ----      ----       ----      ----      ----

SofTech software (AMT & Adra)    $5,008    $7,640    $ 8,815    $3,023    $   --
Hardware                             98       960      3,141     4,286     6,212
PMTC software                        --        --         --       612     2,442
Other 3rd party software            141       946      2,324       731       675
                                  -----     -----      -----     -----     -----

Total product revenue            $5,247    $9,546    $14,280    $8,652    $9,329


      As evident in the above table, in fiscal 1997 the Company's product revenue was derived almost exclusively from the sale of Parametric Technology Corporation ("PMTC") software (Pro/ENGINEER) and hardware. The hardware sold in this period was high-end workstations with gross margins in excess of 30% driven primarily by the sale of the Pro/ENGINEER software. Sales of Pro/ENGINEER software and related high-end workstation carried into fiscal year 1997 (the distribution agreement for Pro/ENGINEER ended September 30, 1996). In September 1997, the PT/Modeler distribution agreement with PMTC terminated and the revenue from that product ceased. The full impact of the shift to PT/Modeler and Intel based hardware can be seen in the 31% decline in hardware revenue in fiscal 1998 as compared to 1997.

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

      The impact of the Company's decision at the end of fiscal 1999 to focus on developing, marketing and selling its own technology is clearly visible in the above table also. Hardware revenue and third party software are essentially non-existent in fiscal 2001. Hardware revenue was down about 69% in fiscal 2000 from fiscal 1999 and revenue from the sale of 3rd party software was down about 59%. The Company expects revenue from hardware and 3rd party software to be negligible in the future.

         Fiscal 2001 product revenue was primarily composed of the sale of our technology as contemplated by the decision enumerated in the previous paragraph. Revenue from the sale of our technology declined approximately 34.5% from fiscal 2000 to 2001 as our customers who are primarily involved in the manufacture of goods were generally impacted negatively by the world-wide economic slowdown.

      The components of service revenue have also changed dramatically as a result of the changes detailed above. Service revenue was composed of the following (000's):

                                            2001   2000    1999   1998     1997
                                            ----   ----    ----   ----     ----

Consulting, services and training         $  923 $ 2,238 $ 6,448 $ 6,231 $ 2,228
Maintenance of AMT and ADRA software       6,484   7,464   8,580   2,142      --
Hardware and 3rd party software maintenance   75     617   1,249   2,954   3,147
                                           -----   -----   -----   -----   -----

Total service revenue                    $ 7,482 $10,319 $16,277 $11,327 $ 5,375


      The changes in the make-up of the business are also quite evident when the components of service revenue are detailed as in the above table over the last five years. The acquisition of two services-only businesses in fiscal 1997 accounted for the majority of the consulting, discreet services and training revenue in fiscal 1997. This consulting, discreet services and training revenue nearly tripled from fiscal 1997 to 1998 as the 1997 acquisitions contributed for the full year 1998 and was the primary reason for the service revenue growth of 111% from fiscal 1997 to 1998. This component of revenue increased only about 3% from fiscal 1998 to 1999 as the businesses were integrated into the Company and greater focus was brought to bear on performing higher margin consulting services rather than lower margin design services. Maintenance of SofTech owned technology generated about 53% of fiscal 1999 service revenue as the full year maintenance revenue was included in fiscal 1999 as compared to fiscal 1998's partial year for each product line from the acquisition dates forward. The maintenance revenue generated from hardware and 3rd party software agreements declined slightly from fiscal 1997 to 1998 and by about 58% from fiscal 1998 to 1999 due to the termination of the PMTC distribution agreement.

      The late fiscal 1999 decision to stop pursuing low margin, hourly service projects and to focus the service group towards high margin opportunities is very visible in the above table. We expect that this trend will continue.

         As was the case with the comparative description of product revenue, the impact of deciding to focus on our technology first has negatively impacted total service revenue in fiscal 2000 and 2001. The consulting, services and training component of service revenue has decreased quite dramatically from $6.4 million in 1999 to less than $1.0 million in fiscal 2001. However, this decision has allowed for cost reductions not possible under the previous model and generated higher gross margins from services.

      The Adra Systems product known as CadraTM is a drafting and design technology for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; CADRA integration with SolidWorks, an integrated drawing production system and a 3D solid modeler. The CADRA family is rounded out by an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

     In May 2000, SofTech announced the availability of a new product called DesignGatewayTM. DesignGateway is an enabling technology that allows the user to extract engineering and geometric data from 3-D solid modeling applications for reviewing, manipulating and exporting to 2D drafting systems. DesignGateway will interface to Pro/Engineer, Catia, SolidWorks, Unigraphics, think3, I-DEAS Master Series and AutoCad. DesignGateway also organizes other engineering documents into project folders providing easy access for many users. The technology is easy to use and can be implemented company-wide within a short time period - weeks rather than months.

      The design software technologies used by mechanical engineers make up a fragmented market composed of dueling, proprietary technologies. The proprietary technologies create huge inefficiencies for the global design and manufacturing enterprises trying to deal with these various design tools. There is no one solid modeling software company with more than 25% market share. For example, the big three automobile companies all use different design products as their primary design tool. The problems created for the suppliers to the automobile industry that do business with all three are simply enormous. DesignGateway is aimed at improving the interoperability between and among these numerous proprietary design tools thereby greatly increasing productivity and reducing cost.

      In June 2000, MICROCADAM, a significant technology provider to the 2-D CAD marketplace with a worldwide installed base of more than 100,000 seats, ceased development efforts and announced that the technology would no longer be supported beyond June 2001. The Company believes that it offers the MICROCADAM user base a technology that is very similar to the MICROCADAM technology they are trained to use and, with the use of the Company's direct translators, provides access to the legacy data. Last year at this time we viewed MICROCADAM as a significant opportunity due to the reluctance of most users to continue to design with unsupported software. However, with the slowing economy the migration of MICROCADAM seats to supported technologies has been very slow. We will continue to pursue these users but in a very focused and controlled manner within our existing sales force.

      The AMT group has two primary products. Prospector is a knowledge-based NC programming package for complex tool production. This Windows based, easy-to-use package gives full flexibility for generating and editing NC toolpaths while utilizing the power of the industry's best knowledge base of tools, speeds, feeds, and cutting paths. ToolDesigner is a software package for developing and designing complex molds and dies. Core and cavity splits, parting line placement, wireframe design and drafting, photorealistic rendering, surface modeling, trimmed surfaces, injection and cooling line placement are aptly handled with this professional package.

COMPETITION

      The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2D software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as PMTC, Dassault, Unigraphics, Structural Dynamics Research

Corporation, AutoDesk and SolidWorks that all possess some level of 2D drafting capability. These companies all have financial resources far in excess of those of the Company.

      The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. While the large CAD companies such as PMTC, Dassault, SDRC and AutoDesk have modules that compete in this market, we believe none focus exclusively on CAM technology.

      The service offerings of the Company which include consulting, training and discreet engineering services compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

      As of May 31, 2001, the Company employed 71 persons. These employees were distributed over functional lines as follows: Sales = 15; Product Development = 19; Engineers = 19; General and Administrative = 18.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

      Backlog as of May 31, 2001 and 2000 was approximately $100,000 and $1,083,000, respectively. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $2,738,000 and $3,712,000 at May 31, 2001 and 2000, respectively. At May 31, 2000, backlog included a $500,000 licensing contract with a technology provider. This order was never realized as revenue due to a dispute that was eventually amicably resolved. Given the short time period between receipt of order and delivery, on average less than 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

      With the acquisitions of the software technologies of AMT and ADRA, the Company now has approximately 19 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2001, 2000 and 1999 the Company incurred research and development expense of $4,983,000, $4,911,000, and $5,521,000, respectively, related to the continued development of technology. The Company's ability to continue to maintain the ADRA software so it is compatible with the other 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success.

         The Company has invested a significant portion of its R&D spending on the introduction and the continuing development of its DesignGateway technology over the last two years. It is expected that a significant portion of its ongoing investment in R&D will be targeted towards broadening the capabilities of this product.

CUSTOMERS

      No single customer accounted for more than 10% of the Company's revenue in fiscal 2001, 2000 or 1999. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

Name                       Age  Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          44  President and Chief Operating Officer
Jean J. Croteau             46  Vice President, Operations
Victor G. Bovey             44  Vice President, Engineering

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

         Mark Sweetland resigned his position as President and CEO on June 28, 2001. He also resigned as a Director at that time.

         Timothy Weatherford departed from the Company on July 20, 2001. Mr. Weatherford was also removed as a Director by unanimous vote of the remaining directors at the July 2001 regularly scheduled meeting of the Company's Board of Directors.

         The following provides biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-K:

      Joseph P. Mullaney was appointed Vice President, Treasurer, and Chief Financial Officer of the Company in November 1993. With Mr. Sweetland's resignation in June 2001, Mr. Mullaney was appointed President and Chief Operating Officer. He joined the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand LLP (now PriceWaterhouseCoopers LLP)as an auditor in various staff and management positions.

         Jean Croteau was appointed Vice President, Operations at the July 2001 meeting of the Board of Directors. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined SofTech in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

      Victor G. Bovey was appointed Vice President of Engineering of the Company in March 2000. He started with the Company in November 1997 as Director of Product Development. Prior to his employment with SofTech he was employed for thirteen years with CIMLINC Incorporated in various engineering and product development positions.

ITEM 2 - PROPERTIES

     The Company leases office space in Grand Rapids and Bloomfield Hills, Michigan; Tewksbury, Massachusetts; Indianapolis, Indiana; Milwaukee, Wisconsin; Cincinnati, Ohio; Windsor, Ontario; Nottingham, England, Ismaning, Germany, Le Fontanil, France and Milan, Italy. The total space leased for these locations is approximately 60,000 square feet of which approximately 13,000 square feet are subleased. The fiscal 2001 rent was approximately $1.2 million. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

     In September 1996, the Company sold its Network Systems Group to Data Systems Network Corporation. Following the completion of the sale, significant disputes arose between the parties with regard to the Asset Purchase Agreement. In January 2001, the parties settled the dispute amicably. The settlement did not result in a charge in excess of the amount that had been accrued in fiscal years prior to those presented in this report.

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

      On August 24, 2000, subsequent to the completion of a series of hearings before the Arbitrator between November 1999 and June 2000, the Arbitrator found in favor of CIMLINC and awarded $620,923 in damages. On October 12, 2000 the Company reached a final negotiated settlement with regard to this matter by agreeing to pay $450,000 in exchange for giving up its right to appeal the matter. This payment has been made and this matter resolved in fiscal 2001.

      In addition to the above, the Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2001 for matters discussed and other matters not specifically detailed above are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the Stockholders of the company.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

      The Company's common stock traded on the NASDAQ Stock Market under the symbol "SOFT" until April 5, 2001 when its shares were delisted from the exchange for failure to maintain the minimum tangible net worth as defined by the Exchange and failure to meet the minimum bid requirement of $1.00 per share. The Company's shares were immediately listed on the Over-the-Counter Exchange under the symbol "SOFT.OB".

At May 31, 2001, there were approximately 300 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                         2001                      2000
                                         ----                      ----
                                   High         Low         High          Low
                             ---------------------------------------------------
First Quarter                 $    1.25      #   .625     $   2.375    #   1.313
Second Quarter                      .938         .25          1.625         .75
Third Quarter                       .656         .25          2.437        1.031
Fourth Quarter                      .20          .06          5.531         .875

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


                                                          Fiscal Year
(in thousands, except per share data)      2001    2000    1999    1998    1997

--------------------------------------------------------------------------------

Revenue from continuing operations       $12,729 $19,865 $30,557 $19,979 $14,704

Income (loss) from continuing operations  (6,828) (5,943) (5,750)  1,334   2,282

Diluted earnings per share:

Income (loss) from continuing operations   (.64)   (.71)    (.77)    .22     .50
Net income (loss)                          (.64)   (.71)    (.77)    .22     .09

Basic earnings per share:

Income (loss) from continuing operations   (.64)   (.71)    (.77)    .23     .52
Net income (loss)                          (.64)   (.71)    (.77)    .23     .10

Weighted average number of shares
     outstanding - diluted                10,742   8,383    7,485   6,114  4,530
Weighted average number of shares
     outstanding - basic                  10,742   8,383    7,485   5,711  4,410

Working capital (deficit)                 (2,373)   (189)   1,491  (7,519) 2,920

Total assets                              17,921   26,017   32,669 36,060 10,152
Total liabilities                         15,994   17,214   22,988 24,878  3,315

Stockholders' equity                       1,927    8,803    9,681 11,182  6,837


      Note: The results for fiscal year 2001, 2000, 1999 and 1998 include the effect of the acquisitions of the AMT division of CIMLINC Incorporated and the ADRA business of MatrixOne, Inc. in November and May of fiscal 1998, respectively. The results for fiscal year 1998 includes an investment gain on the disposal of DSN shares of approximately $253,000. The results for fiscal years 2001, 2000, 1999 and 1998 include the effect of the acquisitions of Computer Graphics Corporation and Ram Design and Graphics Corp. in December and February of fiscal 1997, respectively.


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

DESCRIPTION OF THE BUSINESS

      SofTech was formed in 1969 and its stock has been publicly listed on the NASDAQ Exchange since 1981 under the symbol "SOFT". On April 5, 2001, the Company's stock was delisted from the NASDAQ Exchange for failure to meet the minimum tangible net worth requirement and the minimum bid requirements for continued listing. For much of its past until the disposition of the Government Systems Division ("GSD") in December 1993, the Company's primary business was that of customized software development for the Department of Defense. In June

1996 the Company devised a strategy to focus all of its resources on the CAD/CAM and PDM marketplace and either discontinued or disposed of all of its operations that were not related to that market. In December 1996 and in June 1997 the Company returned approximately $2.56 per share of capital to its shareholders in the form of distributions that resulted from the sale of the non-core business units.

      As part of the decision to focus all of its resources on the CAD/CAM and PDM marketplace in June 1996, the Company developed an acquisition and internal growth strategy aimed at reducing its dependence on other technology providers. In fiscal 1997 the Company acquired two CAD/CAM services-only businesses. In fiscal 1998 the Company acquired two CAD/CAM technology companies, a CAD/CAM and PDM services business and a Structural Dynamics Research Corporation ("SDRC")reseller.

POSSIBLE PRODUCT LINE SALE

         In January 2001, the Company signed a Letter of Intent ("LOI") to sell its AMT Group to a third party technology company. The LOI has now expired. We disclosed the agreement and further disclosed our intent to sell the product line whether or not the identified buyer could actually complete the transaction. This product line was responsible for approximately 30% of the Company's revenue in fiscal 2001 and does generate positive cash from its operations.

     Much time has elapsed since entering into the LOI. The buyer continues to pursue funding in a very hostile capital market to complete this deal. We remain interested in generating the liquidity from such a sale which would allow for funding identified growth initiatives and paying down debt. However, we are also evaluating all of our options with regard to this group with the goal of maximizing our shareholder's return. This could include keeping the group within the Company. The analysis below assumes that we will not sell this product line in the foreseeable future.

INCOME STATEMENT ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the three years ended May 31, 2001. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2001 is presented.

Included in Item 1 of this Form 10-K under the section labeled "PRODUCTS SERVICES" there are tabular summaries of the significant components of Product and Service revenue from fiscal 1997 through fiscal 2001. These tables were used in preparing this analysis and may assist the reader in understanding the changes that have taken place over the last five years in the Company's business.

                            Items as a percentage        Percentage change
                                 of revenue                 year to year
                            2001     2000     1999   2000 to 2001   1999 to 2000
                          ------------------------------------------------------
Revenue

Products                   41.2%    48.1%    46.7%       (45.0)%    (33.2)%
Services                   58.8     51.9     53.3        (27.5)     (36.6)
                           ----     ----     ----
Total revenue             100.0    100.0     100.0       (35.9)     (35.0)

Cost of sales
Products                    3.4     10.4     15.2        (79.4)     (55.3)
Services                    9.9     14.0     25.2        (54.9)     (63.9)
                            ---     ----     ----
Total cost of sales        13.2     24.4     40.4        (65.3)     (60.7)

Gross margin
Products                   91.9     78.3     67.5        (35.5)     (22.5)
Services                   83.2     73.0     52.6        (17.4)     (12.0)
Total gross margin         86.8     75.6     59.6        (26.4)     (17.6)

S.G.& A., including R&D   130.0     96.9     73.0        (14.3)     (13.7)

Interest expense           10.8      8.6      5.1        (19.8)       9.1
                           ----      ---      ---

Loss before income tax    (53.6)    (29.9)   (18.5)       14.6       (5.0)


RESULTS OF OPERATIONS

      Total revenue for fiscal year 2001 was $12.7 million, a decrease of 35.9% from fiscal year 2000 revenue. Product revenue decreased $4.3 million or 45% during the current year as compared to the prior year and service revenue declined $2.8 million or 27.5%. Fiscal year 2000 revenue was $19.9 million as compared to $30.6 million in fiscal 1999, a decrease of 35%. This decrease in revenue was composed of a decrease in product revenue of about $4.7 million or 33.2% and a decrease in service revenue of about $6.0 million or 36.6%.

         The majority of the decrease in product and service revenue is the result of a strategic decision by the Company at the end of fiscal 1999 to focus its resources on marketing its technology first and foremost and to limit its service offerings as much as possible to high margin consulting projects, training services on its proprietary software and software maintenance. Approximately $3.6 million of the total revenue decrease of $7.1 million in fiscal 2001 and $8.4 million of the total revenue decrease of $10.7 million in fiscal 2000 is directly attributable to this decision to focus on our products.

         Product revenue, which includes revenue from the sale of hardware and software, was $5.2 million in fiscal 2001 as compared to $9.5 million in fiscal 2000 and $14.3 million in fiscal 1999. Nearly all of the product revenue in fiscal 2001 came from the sale of the Company's software offerings as compared to the prior years when we pursued a strategy of offering our own products coupled with those of other technology companies. The product revenue from the sale of our own technology declined by 34.5% and 13.3% for fiscal 2001 and 2000, respectively, when compared to the immediately preceding years. These declines were due to the general worldwide malaise in the manufacturing arena.

      Service revenue is composed of software maintenance on our proprietary software, maintenance sold on 3rd party hardware and software and revenue generated from services performed by our engineers. Service revenue for fiscal year 2001 was about $7.5 million as compared to $10.3 million in fiscal 2000 and to $16.3 million in fiscal 1999. Approximately $1.9 million of the $2.8 million decline from fiscal 2000 to 2001 and $4.8 million of the $6.0 million decrease from fiscal 1999 to 2000 was due to the strategic decision to shift away from low margin, hourly engineering projects and other services not related to our technologies.

      Product gross margin improved to 91.9% in fiscal 2001 from 78.3% in fiscal 2000 and from 67.5% in fiscal 1999. The continued improvement in product gross margin as a percent of product revenue is a direct result of a larger component of product revenue coming from the sale of the Company's technology rather than selling other companies' hardware and software. Product revenue from the sale of our technology as compared to total product revenue was 95%, 80% and 62% for fiscal years 2001, 2000 and 1999, respectively. Margins on the sale of Company owned technology generally carry a margin significantly higher than 3rd party technology. We would expect product gross margins to remain at levels comparable to the fiscal 2001 experience.

      Service gross margins improved to 83.2% in fiscal 2001 from 73.0% in fiscal 2000 from 52.6% in fiscal 1999. The continued improvement in service gross margin as a percent of service revenue is a result of the recurring maintenance revenue on the Company's proprietary software and the decision to limit service offerings to high margin consulting projects as detailed above.

      Research and development expenditures totaled approximately $5.0 million in fiscal years 2001 and 2000. During fiscal 1999 R&D expenditures were slightly higher at about $5.5 million. R&D expenditures as a percentage of revenue was 39.1%, 24.7% and 18.1% for fiscal 2001, 2000 and 1999, respectively. The fluctuations as a percent of revenue are more the result of changes in the revenue mix and the impact those changes have on total revenue as noted immediately above rather than fluctuations in R&D spending which has remained relatively stable.

      The Company has invested a significant portion of its R&D spending on the introduction and the continuing development of its DesignGateway technology over the last two years. It is expected that a significant portion of its ongoing investment in R&D will be targeted towards broadening the capabilities of this product.

      Selling, general and administrative expense for fiscal 2001 decreased 19.7%, or nearly $2.8 million, as compared to fiscal 2000. These reduced expenditures are a direct result of cost cutting measures enacted over the last twelve months as the Company has strategically repositioned itself to focus on selling its technology primarily and targeting high margin service opportunities. This repositioning has resulted in a significant reduction in headcount that was previously required to manage, market, and deliver on that low margin business. Selling, general and administrative expenses for fiscal 2000 decreased about $2.4 million or 14.6% from fiscal 1999.

      During the fourth quarter of fiscal 2001, the Company evaluated the carrying value of the fixed assets, capitalized software and goodwill of its AMT product line and as a result recorded a charge to earnings to adjust the assets to their estimated fair value. The charge totaled $660,000 and was recorded as a reduction of the related goodwill and a corresponding increase to selling, general and administrative expense. The Company does not have any additional long-lived assets it considers to be impaired.

      As of May 31, 2001, the Company has net operating loss carryforwards of approximately $11.9 million, research and development tax credits of approximately $842,000 and alternative minimum tax credits of $200,000 available to offset future federal taxes that may be payable. The deferred tax assets related to these carryforwards and credits have not been recognized in the Company's financial statements due to the uncertainty concerning their realization.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's cash position as of May 31, 2001 was $548,000. This represents a decrease of approximately $730,000 from the fiscal 2000 year-end balance of about $1.3 million.

     Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $2.5 million in fiscal 2001 and the aforementioned impairment charge of $660,000. For fiscal 2001, operating activities utilized cash of approximately $1.4 million with reductions in receivables and other assets being offset by reductions or paydowns of liabilities and operating losses. Investing activities utilized cash of approximately $207,000. Financing activities generated approximately $898,000 of cash as a result of net new borrowings under the existing loan facilities. Current liabilities include about $2.7 million in deferred revenue, which is expected to be earned as revenue in fiscal 2002 as the maintenance service is provided.

      At May 31, 2001, long-term obligations totaled approximately $10.8 million, up about 7% from $10.1 million as of the end of fiscal 2000. The Company is dependent on availability under the line of credit and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $130,000 on these borrowings.

     In July 2001, the Company secured a one year extension for consideration to its $3.0 million line of credit facility with Greenleaf Capital. The Company agreed to provide Greenleaf with a first security position against all Company assets on its debt and to pay them a management fee of approximately $500,000 per annum. Greenleaf provided the Company, at its sole discretion, with the right to repurchase the $5.0 million of shares obtained by Greenleaf in the October 1999 and the May 2000 debt conversions at prices ranging from $1.07 to $1.86 per share. As of May 31, 2001, approximately $2.4 million is available under this facility.

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

      The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. However, due to the historical losses and the difficulities in raising capital in the current economic environment, the Company is dependent on both long term and short term borrowing arrangements with Greenleaf Capital for its financing needs. The short term arrangement is subject to negotiation at the end of fiscal 2002. Based on the debt balance as of May 31, 2001, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $228,000 and $(228,000),respectively.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Subsequent to fiscal 2001, the Company relocated its headquarters from Grand Rapids, Michigan to Tewksbury, Massachusetts. On June 14, 2001, the Board of Directors approved the dismissal of Ernst & Young LLP as the Company's independent auditors and instructed management to seek proposals from independent auditors in and around the new headquarters location. On August 9, 2001 the Board of Directors approved the appointment of Grant Thornton LLP to audit the consolidated financial statements of the Company for the year ended May 31, 2001.

      There were no disagreements with accountants on accounting or financial disclosure matters.

      Form 8-K's were filed on June 21, 2001 related to the Ernst & Young LLP dismissal and on August 15, 2001 related to the Grant Thornton appointment.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 31, 2001, based on information furnished by them to the Company.

DIRECTORS

      Ronald Elenbaas, 48, term expires at the next Annual Meeting planned for January 2002; Mr. Elenbaas is currently retired. From 1975 to 1999, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

      William Johnston, 54, terms expires at the next Annual Meeting planned for January 2002; Mr. Johnston has served since 1991 as President of Greenleaf Capital, Inc., a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

      Timothy L. Tyler, 47, term expires in 2002; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      In May, 2001 the Company voted to expand the number of Board of Director seats by two and voted to approve the appointments of Messrs. Barry Bedford and Frederick A. Lake to serve as directors.

      Barry Bedford, 43, term expires at the next Annual Meeting planned for January 2002; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991.

      Frederick A. Lake, 66, term expires at the next Annual Meeting planned for January 2002; Mr. Lake is a partner in the law firm of Lake and Schau, a Michigan based law firm. Mr. Lake has been with Lake and Schau for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures.

      Mark R. Sweetland, who served as the Company's President and Chief Executive Officer and also served as a Director since September 1996, resigned his position and as a Director in June 2001.

      Timothy J. Weatherford, who served as Vice President of Sales of the Company and as a Director since September 1996, departed his employment position in July 2001. At the July 2001 regularly scheduled Board of Directors meeting he was removed as a Director by unanimous vote of the other directors.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2001, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     For fiscal 2001, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2001, there were 20,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 1999, 2000 and 2001 fiscal years for services in all capacities to the Company.

                            Annual Compensation    Long Term Compensation Awards
                            -------------------    -----------------------------
                                        Other Annual  Securities
Name and     Fiscal  Salary($) Bonus   Compensation  Underlying       All Other
Principal
Position     Year      (1)      ($)        ($)       Options(#)     Compensation
($)(2)                                                                   ($) (2)
--------------------------------------------------------------------------------

Mark R. Sweetland (3)
Former President and CEO
             2001     190,000     --        --            --                 --
             2000     171,000     --        --          50,000             1,169
             1999     190,000     --        --            --               3,000

Joseph P. Mullaney
Current President and COO
Former Vice President and CFO
             2001     160,000     --         --           --               3,200
             2000     144,000     --         --         50,000             1,231
             1999     160,000     --         --           --               3,000

Timothy J. Weatherford(4)
Former Vice President, Sales
             2001     167,231     --          --           --             21,345
             2000     153,000     --          --         50,000            1,569
             1999     170,000     --          --           --              3,000

Victor G. Bovey(5)
Vice President, Research & Development
             2001     125,000     --           --           --             2,500
             2000      96,922     --           --         50,000           1,000
             1999      99,832   10,000         --           --             2,196

Jean Croteau (6)
Vice President, Operations
             2001    121,275    20,000         --           --             2,820
             2000    115,500    20,000         --         50,000           1,158
             1999    110,000    15,000         --           --             2,500

(1) Includes amounts deferred by Messrs. Sweetland, Mullaney, Weatherford, Bovey and Croteau under the Company's 401(k) plan.

(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

(3) Mr. Sweetland was appointed as Director, President and Chief Executive Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company. In June 2001, Mr. Sweetland resigned his employment and his position as a director.

(4) Mr. Weatherford was appointed as Director, Vice President, Sales, in September 1996. Prior to September 1996, Mr. Weatherford served as Branch Manager of an Indianapolis sales office. In March 2001 Mr. Weatherford's base compensation was adjusted to $80,000 per annum and he was advanced funds as a draw against future commissions. In fiscal 2001 he received $18,000 in advances under this arrangement which has been summarized in the above table in the All Other Compensation column. In July 2001, Mr. Weatherford departed his employment with the Company and shortly thereafter was removed as a Director at the regularly scheduled meeting of the Board of Directors in July 2001.

(5) Mr. Bovey was appointed Vice President, Engineering March 2000. Prior to March 2000, Mr. Bovey served as Director of Product Development.

(6) Mr. Croteau was appointed Vice President of Operations in July 2001.

OPTION GRANTS IN THE LAST FISCAL YEAR

      No stock appreciation rights ("SARs") and no stock options have been granted to the Named Executive Officers of the Company during fiscal year 2001.



AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2001.

      The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Executive Officer and each Named Executive.


                                                                                      Value of Unexercised
                     Number of                           Number of Unexercised       In-the-Money Options
                  Shares Acquired   Value Realized     Options at May 31, 2001        At May 31, 2001 ($)
Name               On Exercise           ($)          Exercisable/Unexercisable   Exercisable/Unexercisable(1)

Joseph P. Mullaney      --               --                 50,000/ --                     -- / --
Mark R. Sweetland       --               --                 50,000/ --                     -- / --
Timothy J. Weatherford  --               --                 50,000/ --                     -- / --
Victor G. Bovey         --               --                 50,000/ --                     -- / --
Jean Croteau            --               --                 50,000/ --                     -- / --


(1) Market value of underlying securities at May 31, 2001 based on a per share value of $.09 less the aggregate exercise price.


                             PERFORMANCE COMPARISON

      The following graph illustrates the return that would have been realized over the past five fiscal years of the Company (assuming reinvestment of dividends) by an investor who invested on May 31, 1996 in each of (i) the Company's Common Stock, (ii) the NASDAQ Stock Market--US Index, and (iii) the NASDAQ Computer & Data Processing Index. The historical information set forth below is not necessarily indicative of future performance.

                        Peer Group Total Return Worksheet

                                            Cumulative Total Return
-------------------------------------------------------------------------------
                             5/96    5/97    5/98    5/99    5/00    5/01

SofTech, Inc.                100.00  163.88  476.88  176.99   88.49   6.69

NASDAQ Stock Market (U.S.)   100.00  112.66  142.87  201.70  276.50 171.60

NASDAQ Computer &
   Data Processing           100.00  118.99  155.60  250.24  327.29 203.83

Begin: 5/31/96
Period End: 5/31/01
SofTech, Inc. (SOFT)                                                End: 5/31/01

                                           Beginning
             Transaction    Closing   No. Of  Dividend       Dividend   Shares      Ending     Cum. Tot.
Date*           Type         Price**  Shares***per Share       Paid   Reinvested    Shares      Return

   31-May-96   Begin         3.000      33.33                                       33.333      100.00

   31-Dec-96  Dividend       2.766      33.33        1.50      50.00     18.079     51.413      142.19
   31-May-97  Year End       3.188      51.41                                       51.413      163.88

    9-Jun-97  Dividend       2.000      51.41        1.06      54.50     27.249     78.661      157.32
   31-May-98  Year End       6.063      78.66                                       78.661      476.88

   31-May-99  Year End       2.250      78.66                                       78.661      176.99

   31-May-00  Year End       1.125      78.66                                       78.661       88.49

   31-May-01    End          0.085      78.66                                       78.661        6.69


*    Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***  'Begin Shares' based on $100 investment.


*    Specified ending dates or ex-dividend dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***  'Begin Shares' based on $100 investment.

EMPLOYMENT CONTRACTS

      The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2001. Messrs. Sweetland and Weatherford, officers of the Company, participated in the deliberations concerning compensation of all executive officers other than themselves.

ITEM 12 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 31, 2001, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2001, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.


(OPEN FOR UPDATE)
                                                                Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 31, 2001 (1)      August 31, 2001 (2)
--------------------------------------------------------------------------------
Mark R. Sweetland                      263,256                     2.4%
Timothy J. Weatherford                 209,750                     1.9%
Joseph P. Mullaney                     141,771(3)                  1.3%
Victor G. Bovey                         70,350(3)                     *
William Johnston                     3,908,320(3)(4)              35.3%
Timothy L. Tyler                        17,400(3)                     *
Ronald Elenbaas                         12,400(3)                     *
Fred Lake                                4,000(3)                     *
Barry Bedford                            4,000(3)                     *
Jean Croteau                            50,000(3)                     *
All Directors and executive
officers as a group (10 persons)     4,681,247(5)                 42.3%

----------
*     Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 10,741,784 shares outstanding on August 31, 2001. In addition, 200,200 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 31, 2001 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 50,000; Mr. Bovey - 50,000 shares; Mr. Croteau - 50,000; Mr. Johnston - 12,400; Mr. Tyler - 17,400; Mr. Elenbaas - 12,400; Mr. Lake - 4,000; Mr.
      Bedford - 4,000.
(4) Includes warrants for 120,000 shares issuable in exchange for $8.00 per share.
(5) Includes 200,200 shares issuable upon exercise of stock options and 120,000 shares issuable upon exercise of warrants held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

      As disclosed in Note H to the Company's 2001 Annual Report on Form 10-K, the Company has entered into three distinct financing arrangements with

Greenleaf Capital during fiscal 2001, 2000 and 1999. Greenleaf Capital continues to be the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf Capital. The Company paid Greenleaf Capital approximately $1.9 million, $1.4 million and $ 526,000 in fiscal 2001, 2000 and 1999, respectively, in finance charges and transactions fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Capital also serves as the trustee and investment advisor for the Company's 401-K Plan.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following items are filed as part of this report:

(1)   Consolidated Financial Statements:
      Report of Grant Thornton LLP, Independent Auditors                      24
      Report of Ernst & Young LLP, Independent Auditors                       25
      Consolidated Statements of Operations - Years ended May 31, 2001,
         2000 and 1999                                                        26
      Consolidated Balance Sheets - May 31, 2001 and 2000                  27-28
      Consolidated Statements of Stockholders' Equity and                  29-30
         Comprehensive Income (Loss)- Years ended May 31, 2001,
         2000 and 1999
      Consolidated Statements of Cash Flows -
         Years ended May 31, 2001, 2000 and 1999                           31-32
      Notes to Consolidated Financial Statements                           33-45

(2)   Consolidated Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts                         46


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

      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated herein by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.
      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as
Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.
      (10)(i) Board resolutions relating to 1981 Non-qualified Stock Option Plan, 1981 Incentive Stock Option Plan, and forms of options, filed as Exhibits 28(A) and 28(B) to registration statement No. 2-82554, are incorporated by reference. Also, the Company's 1984 Stock Option Plan is incorporated by reference to Exhibit 28(c) to Registration Statement 33-5782.
      (10)(ii) Greenleaf Capital $11.0 million Promissory Note, filed herewith.
      (10)(iii) Greenleaf Capital $3.0 million Revolving Line of Credit, filed herewith.
      (21) Subsidiaries of the Registrant, filed herewith.
      (23.1) Consent of Grant Thornton LLP, filed herewith.
      (23.2) Consent of Ernst & Young LLP, filed herewith.

(b)   Reports on Form 8-K

      On April 5, 2001, the Company filed a Report on Form 8-K to disclose the fact that its shares were to be delisted from the NASDAQ Exchange.

(c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above that are not incorporated by reference.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedule listed in Item 14(a)(2) above.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SofTech, Inc.

     We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at
Item 14(a)(2) of Softech, Inc. and subsidiaries for the year ended May 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2001 information set forth therein.

                                        /s/ Grant Thornton LLP
                                        ---------------------------
                                            Grant Thornton LLP


Boston, Massachusetts
September 12, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SofTech, Inc.

      We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended May 31, 2000. Our audits also included the information for the years ended May 31, 2000 and 1999, included in the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information for the years ended May 31, 2000 and 1999 in the related financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP
                                        ----------------------------
                                        Ernst & Young LLP


Grand Rapids, Michigan
September 8, 2000

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Years Ended May 31,

                                        2001          2000          1999
                                        ----          ----          ----
                                    (in thousands, except per share data)

Revenue:
Products                            $   5,247      $  9,546      $ 14,280
Services                                7,482        10,319        16,277
                                        -----        ------        ------

Total Revenue                          12,729        19,865        30,557

Cost of sales:
Cost of products sold                     427         2,070         4,636
Cost of services provided               1,256         2,783         7,713
                                        -----         -----         -----
Total Cost of sales                     1,683         4,853        12,349


Gross margin                           11,046        15,012        18,208

Research and development expenses       4,983         4,911         5,521
Selling, general and administrative    11,512        14,343        16,787
                                       ------        ------        ------
Loss from operations                   (5,449)       (4,242)       (4,100)

Interest expense                        1,375         1,714         1,571
                                        -----         -----        ------

Loss before income taxes               (6,824)       (5,956)       (5,671)
Provision (benefit) for income
 taxes                                      4           (13)           79
                                          ---          ----          ----

Net Loss                            $  (6,828)     $ (5,943)     $ (5,750)
                                      ========     =========     =========

Per Common Share Data:

Net Loss - basic and diluted        $   (0.64)     $  (0.71)     $  (0.77)

Weighted Average Shares Outstanding,
         basic and diluted              10,742        8,383         7,485


See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF MAY 31,

                                                       2001           2000
                                                       ----           ----
                                              (in thousands, except share data)

Assets:
Current assets:
Cash and cash equivalents                             $ 548        $  1,278
Accounts receivable  (less allowance for
   uncollectible accounts of $704 and
   $774 in 2001 and 2000, respectively)               2,103           4,670
Unbilled costs and fees                                  -              316
Inventory                                                34              54
Other receivables                                        -              122
Prepaid expenses and other assets                       134             522
                                                        ---             ---
Total current assets                                  2,819           6,962

Property and equipment, at cost:
  Data processing equipment                           2,844           2,789
Office furniture                                        536             547
Leasehold improvements                                  168             168
                                                        ---             ---
Total property and equipment                          3,548           3,504
Less accumulated depreciation and amortization        2,846           2,294
                                                      -----           -----
                                                        702           1,210

Other assets:
Capitalized software costs, net of amortization of
     $4,248 and $2,643 in 2001 and 2000,
     respectively                                    10,972          12,577
Goodwill, net of amortization of
     $6,295 and $4,708 in 2001
     and 2000, respectively                           3,131           4,718
Notes receivable from officers                          134             550
Other assets                                            163              --
                                                      -----           -----

                                                  $  17,921        $ 26,017
                                                     ======          ======

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF MAY 31,
                                   (CONTINUED)

                                                       2001           2000
                                                       ----           ----
                                              (in thousands, except share data)

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable                                  $     710        $  1,068
Accrued expenses                                      1,012           1,863
Deferred revenue                                      2,738           3,712
Accrued income taxes                                     36              53
Current portion of capital lease obligations             64             127
Current portion of long term debt
     with related party                                 632             328
                                                        ---            ----
Total current liabilities                             5,192           7,151

Long-term liabilities:
Capital lease obligations, less current portion         101             169
Long-term debt with related party,
less current portion                                 10,701           9,894
                                                     ------           -----

Total long term liabilities                          10,802          10,063

Commitments and Contingencies

Stockholders' equity:
Common stock, $.10 par value; authorized 20,000,000
   shares; issued 11,280,084 in 2001 and 2000         1,128           1,128
Capital in excess of par value                       19,690          19,690
Accumulated deficit                                 (17,239)        (10,411)
Accumulated other comprehensive loss                    (91)            (43)
Treasury stock, 538,300 shares in 2001 and
      2000, at cost                                  (1,561)         (1,561)
                                                     -------         -------

Total stockholders' equity                            1,927           8,803
                                                      -----           -----


                                                   $ 17,921        $ 26,017
                                                  =========       =========

 See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                           For the Years Ended May 31,



                                                     2001       2000      1999
                                                     ----       ----      ----
                                               (in thousands, except share data)


Common Stock
  Balance at beginning of year                      $ 1,128    $  859    $  679
  Common stock issued under stock incentive plans
    (2000 - 15,666 shares; 1999 - 699,799 shares;)       --         2        70
  Shares issued for equity investment
    (2000 - 2,590,972 shares; 1999 - 1,099,948 shares)   --       259       110
  Shares issued in connection with acquisitions
    (2000 - 80,000 shares)                               --         8        --
                                                      -----     -----      -----
Balance at end of year                                1,128     1,128       859
                                                      -----     -----      -----

Capital in Excess of Par Value
  Balance at beginning of year                       19,690    14,790    10,703
  Common stock issued under stock
    incentive plans                                      --        23     1,187
  Shares issued for equity investment                    --     4,741     2,820
  Shares issued in connection with
       acquisitions                                      --       136        --
  Warrants issued in connection with debt
       transactions                                      --        --        80
                                                   --------   ------    -------
Balance at end of year                               19,690   19,690     14,790
                                                   --------   ------    -------

Accumulated Deficit
  Balance at beginning of year                      (10,411)  (4,468)    1,282
  Net loss                                           (6,828)  (5,943)   (5,750)
                                                    --------  -------  --------
Balance at end of year                              (17,239) (10,411)   (4,468)
                                                    --------  -------  --------

Accumulated Other Comprehensive Loss
  Balance at beginning of year                          (43)     (18)      --
  Foreign currency translation adjustments              (48)     (25)     (18)
                                                     -------   ------   ------
Balance at end of year                                  (91)     (43)     (18)
                                                     --------  ------   ------

                                  SOFTECH, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                           For the Years Ended May 31,
                                  (CONTINUED)


                                                     2001       2000      1999
                                                     ----       ----      ----
                                               (in thousands, except share data)

Treasury Stock
 Balance at beginning of year                       (1,561)   (1,482)  (1,482)
 Reacquired shares                                      --       (79)      --
                                                    -------  -------  -------

Balance at end of year                              (1,561)  (1,561)  (1,482)
                                                    -------  -------  -------
Total stockholders' equity at
   end of year                                    $  1,927  $ 8,803  $ 9,681
                                                     ======  =======  =======
Comprehensive Loss
  Net loss                                        $ (6,828) $(5,943) $(5,750)
  Foreign currency translation adjustments             (48)     (25)     (18)
                                                    -------- -------  -------
Total comprehensive loss                          $ (6,876) $(5,968) $(5,768)
                                                    ======== =======  =======
( ) Denotes deduction.

See accompanying notes to consolidated financial statements

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For Years Ended May 31,

                                                2001          2000          1999
                                                ----          ----          ----
(in thousands)
Cash flows from operating activities:
Net loss                                     $  (6,828)  $  (5,943)    $ (5,750)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization                    3,778       3,409        3,768
Provision for deferred income taxes                 --          --          125
Change in operating assets and liabilities,
         net of effects of businesses acquired:
   Accounts receivable and unbilled costs        2,883       4,040        1,417
   Inventory                                        20         281            3
   Other receivables                               538         (22)         132
   Prepaid expenses and other assets               388         152         (441)
   Accounts payable and accrued expenses        (1,226)     (2,107)      (1,448)
   Deferred maintenance revenue                   (974)     (1,013)       1,203
                                               --------     -------     --------
Total adjustments                                5,407       4,740        4,759
                                               --------     -------     --------

Net cash used in operating activities           (1,421)     (1,203)        (991)

Cash flows from investing activities:
  Capital expenditures                             (44)     (1,464)      (1,055)
  Proceeds from sale of capital equipment           --          16           435
  Payments for business acquisitions, net
         of cash acquired                           --          --         (169)
  Repayments from (loans to) officers               --        (159)         398
  Other investing activities                      (163)        155           (8)
                                               --------     -------      -------

Net cash used in investing activities             (207)     (1,452)        (399)

Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements     1,534      10,475        6,000
  Repayments under Greenleaf debt agreements      (423)
  Proceeds from bank line of credit                 --          --        3,000
  Repayment of note payable                       --          --       (4,400)
  Proceeds from exercise of stock options           --          25        1,257
  Proceeds from capital lease financing             --          98          205
  Principal payments on capital lease obligations (131)       (225)        (197)
  Payments on bank line of credit                   --      (3,000)      (2,609)
  Repayments under senior debt agreement            --      (5,128)      (1,125)
  Repayments of bridge loan                         --          --       (1,000)
  Proceeds from sale of common stock, net
         of expenses                                --          --        1,430
  Other                                            (82)         88           --
                                               --------     -------      -------

Net cash provided by financing activities          898       2,333        2,561
                                               --------     -------      -------

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For Years Ended May 31,
                                  (CONTINUED)

                                                2001          2000          1999
                                                ----          ----          ----
(in thousands)
Net increase (decrease) in cash and
cash equivalents                                  (730)       (322)       1,171

Cash and cash equivalents, beginning of year     1,278       1,600          429
                                                 -----       -----        -----
Cash and cash equivalents, end of year         $   548     $ 1,278      $ 1,600
                                               =======     =======      =======

Supplemental disclosures of cash flow information: Non cash investing activities:
  Fair value of shares issued in connection
         with acquisitions                     $    --     $   144     $     --
  Conversion of debt to equity investment      $    --     $ 5,000     $  1,500
  Income taxes paid                            $    21     $    83     $    105
  Interest paid                                $ 1,388     $ 1,616     $  1,570


( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. ("IDI"); SofTech Technologies Ltd.; SofTech, GmbH; Adra Systems, Srl; Adra Systems, Sarl; Compass, Inc. ("COMPASS"); System Constructs, Inc. ("SCI"); SofTech Investments, Inc. ("SII"); RAM Design and Graphics Corp. ("RAM"); and AMG Associates, Inc. ("AMG"). SCI, SII, RAM and AMG are all inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      A majority of the Company's revenue is generated from licensing and maintenance services of its Cadra technology. This product family generated approximately 70% of the Company's revenue in fiscal year 2001.

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

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment           3-5 years
      Office furniture                    5-10 years
      Leasehold improvements              Lesser of useful life or life of lease

      Depreciation expense, including amortization of assets under capital lease, was approximately $566,000, $821,000, and $1,061,000 for fiscal 2001,
2000 and 1999, respectively.

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

      REVENUE RECOGNITION:

      Prior to June 1, 1998, revenue from software and service revenue was accounted for in accordance with Statement of Position No. 91-1.

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

      CAPITALIZED SOFTWARE COSTS:

      The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized substantially on a straight line basis over estimated useful lives ranging from eight to ten years.

      During fiscal 2000, the Company capitalized $1.1 million of software development costs incurred primarily in connection with the development of a new software product, DesignGateway. Amortization of such costs began in fiscal 2001 when the product was available for shipment. During fiscal year 1998, the Company capitalized $14 million of software development costs in connection with the acquisitions of AMT and ADRA (see Note J).

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

      During the fourth quarter of fiscal 2001, and due to the prolonged period of operating losses, the Company evaluated the carrying value of its fixed assets, capitalized software and goodwill and as a result recorded a charge to earnings to adjust the assets of its AMT product line to their estimated fair value. The charge totaled $660,000 and was recorded as a reduction of the related goodwill and a corresponding increase to selling, general and administrative expense. The Company does not have any additional long-lived assets it considers to be impaired.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      FINANCIAL INSTRUMENTS:

      The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short- and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2001 and 2000. The fair value of the short term and long term debtapproximates carrying value as the interest rate fluctuates from time to time.

      FOREIGN CURRENCY TRANSLATION:

      The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2001, 2000 and 1999, but were not significant.

      COMPREHENSIVE INCOME:

      Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company's comprehensive income items have consisted exclusively of foreign translation adjustments. Comprehensive income has been included in the consolidated statement of Stockholder's Equity for all periods.

      NET INCOME (LOSS) PER COMMON SHARE:

      The following table sets forth the reconciliation of weighted average shares used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share":
                                              2001         2000          1999
                                           ---------     ---------     ---------


Basic Weighted average shares outstanding
        during the year                   10,741,784     8,383,487     7,485,422
Effect of employee stock options              --            --            --
                                          ----------     ---------     ---------
Diluted-weighted average shares outstanding
        during the year                   10,741,784     8,383,487     7,485,422
                                          ==========     =========     =========


      Options to purchase shares of common stock of 57,425, 186,684 and 278,538, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2001, 2000 and 1999, respectively, because their inclusion would be antidilutive. In addition, the calculation of dilutive earnings per share also excludes the effect of common stock to be issued in connection with a debt conversion as discussed in Note H.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the valuation of intangible assets (goodwill and capitalized software costs) and deferred tax assets. Actual results could differ from those estimates.

      NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which provides a consistent standard for recognition and measurement of derivatives and hedging activities. The Company is required to adopt the standard in fiscal 2002 and is in the process of evaluating SFAS 133 and its impact, which at the current time management believes will not be significant.

      On July 20, 2001, FASB issued SFAS 141, "Business Combination", and
SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited;

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;
     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;
     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


      As of this filing, the Company is continuing to evaluate the impact of these Statements. The Company's Cadra product line has net intangible assets of approximately $10.6 million which have been amortized using the straight line method over 10 years since acquisition in May 1998. The annual amortization for this product line is equal to approximately $1.9 million. The Company's AMT product line has net intangible assets of approximately $3.5 million which have been amortized primarily under the straight line method since acquisition in November 1997. The annual amortization for the AMT product line is appromately $.9 million.


B.       LIQUIDITY

         The Company has incurred significant net losses of between $5.7 and $6.8 million for each of the last three years. While more than half of the net losses per year are composed of non-cash expenses related to amortization and depreciation, the Company has not generated positive cash flow from operations for a full fiscal year since 1997. In addition, the Company is dependent on its debt facilities with Greenleaf Capital to fund operations.

         Management has taken significant steps over the last two years to reduce cash expenditures through headcount reductions, facility closings and other cost control measures. In addition, we are currently actively pursuing the sale of our CAM technology in order to generate liquidity. It is contemplated that the funds obtained would be partially utilized to pay down debt and partially retained to fund operations. However, the sale of the CAM operation may not materialize in the near term.

         Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in the current fiscal year, the current economic environment makes forecasting revenue based on historical models difficult.

         The Company currently believes that its cash flow from operations together with the availability of capital under its existing debt agreements is sufficient to meet its obligations for at least the next year.

C.      INCOME TAXES:

        The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)    2001             2000           1999
--------------------------------------------------------------------------------

      Federal                           $  --        $    --       $  (158)
      Foreign                              (7)            (8)          123
      State and Local                      11             (5)          (11)
                                        ------       --------      --------
                                            4            (13)          (46)
      Deferred                             --             --           125
                                        ------       --------      --------

                                        $   4        $   (13)      $    79
                                        ======       ========      ========
      The domestic and foreign components of income (loss) from operations before income taxes of the consolidated companies were as follows (in thousands):

                           2001           2000            1999
                          ------          ----            ----
      Domestic         $ (6,422)        $(5,126)        $(5,462)
      Foreign              (402)           (830)           (209)
                        --------         -------         -------
                       $ (6,824)        $(5,956)        $(5,671)
                        ========         =======         =======



      At May 31, 2001, the Company had net operating loss carryforwards of $11.9 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of $842,000 that are available to offset income taxes payable in the future and expire from 2002 to 2006. In addition, an alternative minimum tax credit of $200,000 that has no expiration date was available as of May 31, 2001.

      The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                 2001      2000       1999
--------------------------------------------------------------------------------
Statutory rate                               (34)%    (34)%     (34)%
State and local taxes                         --       --        --
Foreign taxes                                 --        5         3
Expenses not deductible for tax purposes       8        3         3
Other                                         (1)       3        (5)
Valuation reserve                             27       23        34
                                              --      ---       ---
Effective tax rate                            0%       0%        1%
                                             ===      ===       ===


      Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                     2001       2000
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Depreciation                                 $     6   $      6
   Net operating loss carryforwards               4,053      2,513

Tax credit carryforwards                            902      1,042
   Receivable allowances                            336        191
   Vacation pay accrual                              33         52
Legal reserve                                        --        218
   Differences in book and tax bases of assets
   of acquired businesses                         1,129        914
Asset basis differences                             (95)      (189)
                                                 -------   --------
Deferred tax assets                               6,364      4,747
Less: valuation allowance                        (6,364)    (4,747)
                                                 -------   --------
Net deferred tax assets recognized               $    0    $     0
                                                 =======   ========

      Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2001 - ($1,617); fiscal 2000 - ($1,396); and fiscal 1999 - ($1,959).

D.    EMPLOYEE RETIREMENT PLANS:

      The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which represents an employer match of a portion of employee voluntary contributions, for fiscal 2001, 2000 and 1999 was $87,000, $63,000 and $185,000, respectively.

E.    EMPLOYEE STOCK PLANS:

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

      Information for fiscal 1999 through 2001 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------
Outstanding at May 31, 1998                  972,933               $   2.07
  Options granted                            107,000                   3.38
  Options terminated                        (140,334)                  3.12
  Options exercised                         (631,499)                  1.83
                                            --------

Outstanding at May 31, 1999                  308,100                   2.49
  Options granted                             99,000                   1.46
  Options terminated                        (125,667)                  2.86
  Options lapsed                              (8,100)                  4.44
  Options exercised                          (15,666)                  1.61
                                            --------

Outstanding at May 31, 2000                  257,667                   1.91

  Options granted                             72,500                    .97
  Options terminated                         (65,667)                  3.15
  Options lapsed                                -                         -
  Options exercised                             -                         -
                                            --------

Outstanding at May 31, 2001                  264,500                $  1.53
                                            ========


The following table summarizes information about stock options outstanding at May 31, 2001 under the 1994 Plan:


                          Options Outstanding                Options Exercisable
                          -------------------                -------------------
                               Weighted
Exercise       Options         Average       Weighted         Options         Weighted
Price Range  Outstanding at   Contractual     Average      Exercisable at      Average
Price        May 31, 2001  Remaining Life  Exercise Price   May 31, 2001  Exercise Price
----------------------------------------------------------------------------------------

$ .010 to $ .44    43,000      .22 years      $  .37          43,000      $  .37
$ .781 to $1.688  161,500     5.49 years        1.18          12,135        1.10
$1.878 to $2.063   44,000     6.29 years        1.92          31,600        1.90
$3.375 to $4.625   16,000     4.92 years        4.08           7,733        4.25
                  -------                                    -------
Total             264,500                                     94,468        1.29
                  =======                                    =======

      There were 186,855 shares available for future grants under the 1994 Plan at May 31, 2001.

      During fiscal 2000, 985,500 options were granted outside of the plan to employees of SofTech of which 485,000 options terminated during fiscal 2001. At May 31, 2001, 500,500 of those fiscal year 2000 options were outstanding outside of the Plan, of which 458,458 were exercisable, at a weighted average exercise price of $1.49. On September 27, 2001, 450,000 of those options expire if not exercised. In addition, during fiscal 2001, 100,000 options to purchase shares at $1.00 have been extended to a third party to settle a dispute.

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

 (in thousands)                             2001            2000          1999
--------------------------------------------------------------------------------
Net loss - as reported                    $(6,828)       $(5,943)       $(5,750)
Net loss - pro forma                       (7,310)        (7,588)        (6,400)
Loss per share - as reported                 (.64)         (0.71)         (0.77)
Loss per share - pro forma                   (.68)         (0.91)         (0.85)

      The weighted-average fair value of each option granted in 2001, 2000 and

1999 is estimated as $.97, $1.18 and $2.14, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

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

      In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2001, 150,000 shares of SofTech common stock were available for sale to employees under the plan.


F.    SEGMENT INFORMATION:

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

Revenue:                2001            2000            1999
North America          $ 11,042      $ 17,285         $ 27,634
Europe                    2,817         3,371            4,105
Eliminations             (1,130)         (791)          (1,182)
                       --------      --------         --------
Consolidated Total     $ 12,729      $ 19,865         $ 30,557
                       ========      ========         ========

Long-Lived Assets:
North America          $ 14,896      $ 18,806         $ 20,642
Europe                      206           249              292
                       --------      --------         --------
Consolidated Total     $ 15,102      $ 19,055         $ 20,934
                       ========      ========         ========

G. QUARTERLY FINANCIAL INFORMATION - Unaudited
(in thousands, except per share data)

2001                    Q1          Q2           Q3          Q4          TOTAL
----                    --          --           --          --          -----

Net revenue          $4,511      $3,147       $2,687      $2,384        $12,729
Gross margin          3,902       2,654        2,390       2,100         11,046
Net loss               (464)     (1,261)      (1,735)     (3,368)(1)     (6,828)
Net loss per share
  basic and diluted    (.04)       (.12)        (.17)       (.31)          (.64)


(1) Includes an impairment charge of $660,000 related to a write down of AMT goodwill - See Note A.

2000

Net revenue          $7,382      $5,524       $3,960      $2,999        $19,865
Gross margin          5,371       4,486        3,057       2,098         15,012
Net income (loss)       148         210       (1,922)     (4,379)        (5,943)
Net income (loss)
  per share basic
  and diluted           .02         .03         (.23)       (.53)          (.71)


H.    DEBT OBLIGATION WITH RELATED PARTY:

      Debt obligations of the Company consist of the following obligations at May 31, (in thousands):

                                                              2001        2000
                                                             ----         ----

$11,000,000 senior credit facility                          $ 10,741   $ 10,222

$3,000,000 line of credit facility                               592        --
                                                                 ---        --
                                                              11,333     10,222

Less current portion                                           (632)       (328)
                                                               -----       -----
                                                            $ 10,701   $  9,894
                                                            ========   =========

      During fiscal 2000, the Company entered into a $11 million senior credit facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at a variable rate(11.3% at May 31, 2001) and the note has a 15-year loan amortization with the remaining principal of $8,996,000 due in a single payment in June 2004. The facility was used to refinance debt owed a prior senior lender and to provide working capital. The Company has an unsecured line of credit with Greenleaf of $3 million with an interest rate equal to a Bank prime rate plus 3%(10% at May 31,2001).

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

      Effective May 26, 2000, the Company entered into a second debt conversion agreement with Greenleaf. Under the terms of this second Agreement the Company had the right to convert up to $3.5 million of subordinated debt to equity at the lower of the average closing price for the five business days prior to conversion or $1.0781. The number of shares to be issued under this conversion agreement was limited to 19.9% of the number of outstanding shares prior to conversion. On May 31, 2000, the Company converted the remaining $3.5 million of subordinated debt under the terms of this Agreement and issued 1,783,000 shares of previously unissued common stock to Greenleaf. The Company has agreed to seek approval of an additional 1,463,452 shares of previously unissued common stock to be issued to Greenleaf at the next annual shareholder meeting, which are the additional shares to which Greenleaf is entitled for converting $3.5 million of subordinated debt at $1.0781 per share.

      Effective July 2001, the Company entered into an agreement with Greenleaf to extend the then expired Line of Credit through June 1, 2002 for an additional year in exchange for the following: 1) the Company would pay Greenleaf a management fee of approximately $500,000 per year; 2) the Company would appoint Greenleaf Trust to act as Trustee and Investment Advisor for the Company 401-K Plan; and 3) the Company would have the right, solely at its discretion, to repurchase the $5.0 million of shares obtained by Greenleaf in the October 1999 and the May 2000 debt conversions at prices ranging from $1.07 to $1.86 per share. Finally, the Company agreed to take all necessary actions to provide Greenleaf with a first security position against substantially all assets for its existing debt and for further increases in the debt.

      Greenleaf retained its right under the original subordinated debt agreement to receive 180,000 warrants to purchase SofTech common stock at $8.00 per share on December 31, 2000; and an additional 60,000 warrants to purchase SofTech common stock at $8.00 per share on each of December 31, 2001 and 2002.


      William D. Johnston, a director of SofTech since September 1996, is a principal and the President of Greenleaf. Management sought and received non-binding commitments from other sources for the financing that was ultimately provided by Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved the transactions with Greenleaf. The Company paid Greenleaf Capital approximately $1.9 million, $1.4 million and $526,000 in fiscal 2001, 2000 and 1999, respectively, in finance charges and transactions fees.

     Annual maturities of debt obligations subsequent to May 31, 2001, are as follows: 2002 - $632,000; 2003 - $1,061,000; 2004 - $645,000; 2005 - and
$8,995,000.

I.    LEASE COMMITMENTS:

      OPERATING LEASES

      The Company conducts its operations in office facilities leased through 2004. Rental expense for fiscal years 2001, 2000 and 1999 was approximately $1,196,000, $1,161,000 and $1,040,000, respectively.

      At May 31, 2002, minimum annual rental commitments under noncancellable leases were as follows:

      Fiscal Year
      -------------------------------------
      2002    $502,000
      2003     444,000
      2004      68,000

      CAPITAL LEASES

      The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by the computer equipment and office furniture being leased. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a net book value of approximately $138,000 (included in data processing equipment and office furniture in the accompanying balance sheet at May 31, 2001) have been recorded. The approximate minimum annual lease payments under all capitalized leases as of May 31, 2001 are as follows: 2002, $79,000; 2003, $79,000 and 2004, $33,000. The present value of the minimum lease payments is $165,000 including current maturities of $64,000.


J.    ACQUISITIONS:

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


K.    LITIGATION:

      In September 1996, the Company sold its Network Systems Group to Data Systems Network Corporation. Following the completion of the sale, significant disputes arose between the parties with regard to the Asset Purchase Agreement as described more completely in Note I to the Annual Report on Form 10-K for the fiscal year ended May 31, 2000. In January 2001, the parties settled the dispute amicably. The settlement did not result in a charge in excess of the amount that had been accrued in fiscal years prior to those presented in this report.

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

      On August 24, 2000, subsequent to the completion of a series of hearings before the Arbitrator between November 1999 and June 2000, the Arbitrator found in favor of CIMLINC and awarded $620,923 in damages. On October 12, 2000 the Company reached a final negotiated settlement with regard to this matter by agreeing to pay $450,000 in exchange for giving up its right to appeal the matter. This payment has been made and this matter resolved in fiscal 2001.

      In addition to the above, the Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2001 for matters discussed and other matters not specifically detailed above are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

L.    NOTES RECEIVABLE FROM OFFICERS

      During the fourth quarter, the Company recorded a charge to operations of approximately $416,000 to write down to estimated realizable value loans to officers that departed from the Company subsequent to year end. These Notes were issued to the officers to pay taxes on share issuances in previous years.

                                  SOFTECH, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                     For the three years ended May 31, 2001


Col. A                        Col. B    Col. C    Col. D      Col. E     Col. F
------                        ------    ------    ------      ------     ------
Balance,  Charged                         Balance,
                              beginning Costs and                       end of
Description                   of period  Expenses Deductions  Other     period
--------------------------------------------------------------------------------

Allowance for uncollectible accounts receivable (in thousands):

Year ended May 31, 2001        $774       $  611     $  681(1)     --       $704

Year ended May 31, 2000        $811       $1,242     $1,279(1)     --       $774

Year ended May 31, 1999        $649       $  873     $  711(1)     --       $811


(1) Represents uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SofTech, Inc.


                            By /s/ Joseph P. Mullaney
                               -----------------------
                          Joseph P. Mullaney, President and COO

                            Date: September 13, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                      Date
    ----------------------------------------------------------------------------

    /s/ Joseph P. Mullaney      President and Chief Operating Officer    9/13/01
    --------------------------  (Principal executive officer)
        Joseph P. Mullaney


    /s/ Ronald A. Elenbaas      Director                                 9/13/01
    --------------------------
        Ronald A. Elenbaas

    /s/ William Johnston        Director                                 9/13/01
    --------------------------
        William Johnston

    /s/ Timothy Tyler           Director                                 9/13/01
    --------------------------
        Timothy Tyler

    /s/ Barry Bedford           Director                                 9/13/01
    --------------------------
        Barry Bedford

    /s/ Frederick A. Lake       Director                                 9/13/01
    --------------------------
        Frederick A. Lake