Form 10QSB
period 2001-08-31
SOFTECH INC
filed 2001-10-22
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


   For the Quarter Ended                               Commission File Number
   August 31, 2001                                             0-10665

                                  SOFTECH, INC.

   State of Incorporation                            IRS Employer Identification
       Massachusetts                                          04-2453033

                      2 Highwood Drive, Tewksbury, MA 01876
                             Telephone (978)640-6222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----
The number of shares outstanding of registrant's common stock at September 30, 2001 was 10,741,784 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.
                                  -------------

                                      INDEX
                                      -----




PART I.  Financial Information                                      Page Number
                                                                    -----------

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            August 31, 2001 (unaudited) and May 31, 2001                 3

         Consolidated Condensed Statements of Operations -
            Three Months Ended August 31, 2001 (unaudited) and
            2000 (unaudited)                                             4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended August 31, 2001 (unaudited)
            and 2000 (unaudited)                                         5

         Notes to Consolidated Condensed Financial Statements            6-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9-10


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             11

                                                                     Form 10-QSB
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                            (dollars in thousands)
                                                        August 31,              May 31,
                                                           2001                  2001
                                                       (unaudited)             (audited)
                                                      -------------           -----------
ASSETS
------

Cash and cash equivalents                              $     617               $    548

Accounts receivable, net                                   1,901                  2,103

Prepaid expenses and other assets                            230                    168
                                                      -------------           -----------
Total current assets                                       2,748                  2,819
                                                      -------------           -----------
Property and equipment, net (Note B)                         581                    702

Capitalized software costs, net                           10,564                 10,972

Goodwill, net                                              2,907                  3,131

Other assets                                                 297                    297
                                                      -------------           -----------
TOTAL ASSETS                                           $  17,097               $ 17,921
                                                      =============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                       $     878               $    710

Accrued expenses                                             771                  1,048

Deferred maintenance revenue                               2,308                  2,738

Current portion of capital lease obligations                  64                     64

Current portion of long term debt                            632                    632
                                                      -------------           -----------
Total current liabilities                                  4,653                  5,192
                                                      -------------           -----------
Capital lease obligations, net of current portion             91                    101

Long-term debt, net of current portion                    10,838                 10,701
                                                      -------------           -----------
Total long-term debt                                      10,929                 10,802
                                                      -------------           -----------
Stockholders' equity (Note B)                              1,515                  1,927
                                                      -------------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  17,097               $ 17,921
                                                      =============           ===========

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                               (in thousands, except for per share data)
                                                                        Three Months Ended
                                                               -----------------------------------------

                                                                  August 31,                August 31,
                                                                     2001                      2000
                                                               ---------------           ---------------
Revenue

  Products                                                      $       692               $     2,389

  Services                                                            1,747                     2,122
                                                               ---------------           ---------------
Total revenue                                                         2,439                     4,511

Cost of products sold                                                    20                       198

Cost of services provided                                               141                       411
                                                               ---------------           ---------------
Gross margin                                                          2,278                     3,902

Research and development expenses                                       858                     1,295

Selling, general and administrative                                   1,533                     2,784
                                                               ---------------           ---------------
Loss from operations                                                   (113)                     (177)

Interest expense                                                        308                       287
                                                               ---------------           ---------------
Loss from operations before income taxes                               (421)                     (464)

Provision for income taxes                                                -                         -
                                                               ---------------           ---------------
Net loss                                                        $      (421)              $      (464)
                                                               ===============           ===============
Basic and diluted net loss per common share                     $     (0.04)              $     (0.04)
Weighted average common shares outstanding                           10,742                    10,742


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    (dollars in thousands)
                                                                      Three Months Ended
                                                               -----------------------------------
                                                                 August 31,            August 31,
                                                                   2001                  2000
                                                               -------------         -------------
Cash flows from operating activities:
  Net loss                                                      $     (421)           $     (464)
                                                               -------------         -------------
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                      764                   815
Change in current assets and liabilities:
    Accounts receivable                                                202                   531
    Unbilled costs and fees                                              -                  (464)
    Prepaid expenses and other assets                                  (62)                  103
    Accounts payable and accrued expenses                             (109)                 (455)
    Deferred maintenance revenue                                      (430)                 (771)
                                                               -------------         -------------
Total adjustments                                                      365                  (241)
                                                               -------------         -------------

Net cash used by operating activities                                  (56)                 (705)
                                                               -------------         -------------
Cash flows used by investing activities:
    Capital expenditures                                                (2)                  (38)
                                                               -------------         -------------
Net cash used by investing activities                                   (2)                  (38)
                                                               -------------         -------------
Cash flows from financing activities:
    Principal payments under capital lease obligations                 (10)                  (42)
    Proceeds from line of credit agreements, net of repayments         137                   421
                                                               -------------         -------------
Net cash provided by financing activities                              127                   379
                                                               -------------         -------------
Increase (decrease) in cash and cash equivalents                        69                  (364)

Cash and cash equivalents, beginning of period                         548                 1,278
                                                               -------------         -------------
Cash and cash equivalents, end of period                        $      617            $      914
                                                               =============         =============

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2001 Annual Report on Form 10-K.

(B)     Details of certain balance sheet captions are as follows:

                                                           August 31,         May 31,
                                                              2001              2001
                                                          (unaudited)
                                                        ---------------     -----------

         Property and equipment                       $          3,550    $      3,548
         Accumulated depreciation
           And amortization                                    (2,969)         (2,846)
                                                        ---------------     -----------
         Property and equipment, net                  $             581   $         702
                                                        ---------------     -----------


         Common stock, $.10 par value                 $          1,128    $      1,128
         Capital in excess of par value                         19,690          19,690
         Other accumulated comprehensive loss                     (82)            (91)
         Accumulated deficit                                  (17,660)        (17,239)
         Less treasury stock                                   (1,561)         (1,561)
                                                        ---------------     -----------
         Stockholders' equity                         $          1,515    $      1,927
                                                        ---------------     -----------

(C)     LOSS PER SHARE

        Basic net income (loss) per share is computed by dividing net income
        (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
        (loss) by the weighted-average number of common and equivalent dilutive common shares outstanding. Common stock equivalents have been excluded from the weighted average shares outstanding computation as inclusion would be anti-dilutive.

                                                           August 31,      August 31,
                                                              2001           2000
                                                           (unaudited)    (unaudited)
                                                          ------------   ------------
         Basic weighted average shares outstanding
            during the quarter                              10,741,784     10,741,784
         Effect of employee stock options outstanding               --             --
                                                          ------------   ------------

         Diluted                                            10,741,784     10,741,784
                                                            ==========     ==========


(D)     COMPREHENSIVE LOSS

        Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at August 31, 2001 and May 31, 2001. Comprehensive loss for the three months ended August 31, 2001 and 2000 was $(412) and $(451), respectively, and included net loss and translation gain for the respective periods.

                                                                     Form 10-QSB
                                                                          Page 7

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

                                                  Three Months Ended         Three Months Ended
                                                      August 31,                 August 31,
         Revenue:                                        2001                       2000
                                                     (unaudited)                 (unaudited)
                                            ------------------------------- ----------------------
         North America                              $1,874                        $3,883
         Europe                                        669                           779
         Eliminations                                 (104)                         (151)
                                                    ------                        ------
         Consolidated Total                         $2,439                        $4,511
                                                    ======                        ======

                                                      August 31,
         Long-Lived Assets:                              2001                      May 31,
                                                    (unaudited)                     2001
                                            ------------------------------- ----------------------
         North America                              $14,157                     $14,896
         Europe                                         192                         206
                                                        ---                         ---
         Consolidated Total                         $14,349                     $15,102
                                             ==============              ==============

(F)     NEW ACCOUNTING PRONOUNCEMENTS:

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

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(F)     NEW ACCOUNTING PRONOUNCEMENTS (Continued):

        As of this filing, the Company is continuing to evaluate the impact of these Statements. The Company's Cadra product line has net intangible assets of approximately $10.2 million which have been amortized using the straight line method over 10 years since acquisition in May 1998. The annual amortization for this product line is equal to approximately $1.9 million. The Company's AMT product line has net intangible assets of approximately $3.3 million which have been amortized primarily under the straight line method since acquisition in November 1997. The annual amortization for the AMT product line is approximately $.9 million.

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

        Results of Operations
        ---------------------

        Total revenue for the three-month period ended August 31, 2001 was $2.4 million as compared to $4.5 million for the same period in the prior fiscal year. This represents a decrease from the first quarter of fiscal 2001 to fiscal 2002 of $2.1 million or 46.7%. Product revenue decreased by approximately $1.7 million in the first quarter of fiscal 2002 as compared to the same period in the prior year or about 71.0%. Service revenue decreased by about $.4 million or 17.7% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

        Product revenue in fiscal 2002 is composed primarily of licensing our technology to end users. Approximately $200,000 of the prior year product revenue was generated from the sale of third party technology. The remaining decrease of approximately $1.5 million in product revenue was due to proportionate decreases in both our CAD and CAM product offerings. This decrease is the direct result of extreme weakness in the worldwide manufacturing sector and the resulting impact on technology spending.

        Service revenue is composed of software maintenance on our proprietary software and revenue generated from services performed by our engineers such as installation, training and consulting. For the quarter ended August 31, 2001 software maintenance revenue on our proprietary technology was $1.6 million as compared to $1.8 million for the same period in the prior fiscal year. Service revenue generated from engineering services during the quarter ended August 31, 2001 was $139,000 as compared to approximately $300,000 for the same period in the prior fiscal year.

        Product gross margin as a percent of revenue was 97.1% for the first quarter of fiscal 2002 as compared to 91.7% for the same period in fiscal 2001. This gross margin improvement is due to the Company's decision to cease offering third party technologies. Fiscal 2001 Q1 results included approximately $200,000 of third party software which reduced the gross margin as a percent of revenue. The gross margin generated on service revenue for the first quarter of fiscal 2002 was about 91.9% as compared to 80.6% for the same period in fiscal 2001. This is due to a higher percentage of software maintenance revenue in service revenue in the current fiscal year as compared to the prior fiscal year. Software maintenance revenue carries a higher gross margin as a percent of sales than does other types of service revenue such as training, installation and consulting. Overall gross margin as a percent of revenue increased to 93.3% in the current quarter as compared to 86.5% in the same period of fiscal 2001.

        Research and development expenditures for the first quarter of fiscal 2002 were approximately $858,000 as compared to $1.3 million in fiscal 2001, a decrease of approximately 33.7%. R&D as a percent of revenue was 35.2% in the current fiscal quarter as compared to approximately 28.7% in the comparable quarter in fiscal 2001. The decrease in expenditures is the result of efficiencies realized by combining the development groups for our CAD and CAM operations under one Vice President responsible for all of our proprietary technology and the resulting reduction in headcount.

        Selling, general and administrative expenses totaled approximately $1.5 million in the first quarter of fiscal year 2002 as compared to $2.8 million in fiscal 2001, a decrease of approximately 44.9%. The reduced spending in SG&A in the current quarter as compared to the same quarter in fiscal 2001 was due to headcount reductions, office consolidation and the elimination of numerous management positions all of which were necessitated by the economic slowdown in the manufacturing sector.

        Interest expense for the first quarter of fiscal year 2002 was $308,000 as compared to approximately $287,000 for the same period in the prior fiscal year. The increase in interest expense is due to an average borrowing in the current quarter of approximately $1.0 million more than in the same period in the previous fiscal year.

        The net loss for the current fiscal year was $421,000 as compared to $464,000 in the same period in fiscal 2001. There was no change in the number of shares outstanding. The net loss per share for both periods was $.04.

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

        Capital Resources and Liquidity
        -------------------------------


        The Company ended the first quarter of fiscal 2002 with cash of approximately $617,000, an increase of $69,000 from year-end 2001. Operating activities used approximately $56,000 of cash during the first quarter. The net loss adjusted for non-cash expenditures related to amortization and depreciation generated cash of $343,000. A net decrease in accounts receivables generated and additional $202,000. These positive cash flows were offset by a net reduction of approximately $601,000 in accounts payable, accrued expenses and deferred revenue as well as a small increase in other assets. Financing activities provided approximately $127,000 during the quarter through additional net borrowings from the Company's debt facility.

        Our current quarter performance of generating positive free cash flow (Net loss adjusted for non-cash expenditures less capital expenditures) of $341,000 was the best quarterly cash generating performance since the quarter ended November 30, 1999. With cost cutting measures that continued throughout the first four months of fiscal 2002 we have reduced our quarterly cash spending to between $1.8 and $2.0 million for Q2. Our current plan is to minimize cash spending until such time as the manufacturing sector shows signs of recovery. Our quarterly software maintenance contracts and other services revenue should generate between $1.5 and $1.6 million which would then require between $200,000 and $500,000 of license revenue to achieve cash break even.

        In January 2001, we announced the signing of a Letter of Intent with an undisclosed third party (the "Buyer") to sell our CAM product line in order to generate liquidity to pay down debt and provide working capital for our new product initiatives. However, we have been unable to complete the sale due to the inability of the Buyer to raise the necessary capital in a timely manner. We have taken action in September 2001 to align the cash spending in that product line to the current activity level so as to generate predictable positive cash flows on a consistent basis. Based on this restructuring and our current view of the difficult capital market, the Company's Board of Directors has opted to retain this product line and to operate it as a technology offering within the SofTech product family.

        The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2001, the Company had available borrowings on its debt facilities of approximately $2.5 million.

        The statements made above with respect to SofTech's outlook for fiscal 2002 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, potential obsolescence of the Company's CAD and CAM technologies, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories.

                                                                     Form 10-QSB
                                                                         Page 11

                           PART II. OTHER INFORMATION
                           --------------------------

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended August 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date:    October 22, 2001                   /s/ Joseph P. Mullaney
    -----------------------                 ------------------------------------
                                                Joseph P. Mullaney
                                                President
                                                Chief Operating Officer