Form 10QSB
period 2001-11-30
SOFTECH INC
filed 2002-01-17
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                Commission File Number
  November 30, 2001                                           0-10665

                                  SOFTECH, INC.

  State of Incorporation                             IRS Employer Identification
      Massachusetts                                           04-2453033

                      2 Highwood Drive, Tewksbury, MA 01876
                            Telephone (978) 640-6222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

The number of shares outstanding of registrant's common stock at December 31, 2001 was 10,741,784 shares.

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
                                                                     -----------

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            November 30, 2001 and May 31, 2001                            3

         Consolidated Condensed Statements of Operations -
            Three Months Ended November 30, 2001 and
            2000                                                          4

         Consolidated Condensed Statements of Operations -
            Six Months Ended November 30, 2001 and
            2000                                                          5

         Consolidated Condensed Statements of Cash Flows -
            Six Months Ended November 30, 2001 and 2000                   6

         Notes to Consolidated Condensed Financial Statements            7-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10-11


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             12

                                                                     Form 10-QSB
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                                                                  (dollars in thousands)
                                                                            November 30,             May 31,
                                                                                2001                  2001
                                                                            (unaudited)             (audited)
                                                                           -------------          -------------

ASSETS
------

Cash and cash equivalents                                                  $       430            $       548

Accounts receivable, net                                                         1,740                  2,103

Prepaid expenses and other assets                                                  218                    168
                                                                           -------------          -------------
Total current assets                                                             2,388                  2,819
                                                                           -------------          -------------
Property and equipment, net (Note B)                                               459                    702

Capitalized software costs, net                                                 10,201                 10,972

Goodwill, net                                                                    2,617                  3,131

Other assets                                                                       296                    297
                                                                           -------------          -------------
TOTAL ASSETS                                                               $    15,961            $    17,921
                                                                           =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                                           $       613            $       710

Accrued expenses                                                                   584                  1,048

Deferred maintenance revenue                                                     2,270                  2,738

Current portion of capital lease obligations                                        64                     64

Current portion of long term debt                                                  632                    632
                                                                           -------------          -------------
Total current liabilities                                                        4,163                  5,192
                                                                           -------------          -------------
Capital lease obligations, net of current portion                                   77                    101

Long-term debt, net of current portion                                          10,833                 10,701
                                                                           -------------          -------------
Total long-term debt                                                            10,910                 10,802
                                                                           -------------          -------------
Stockholders' equity (Note B)                                                      888                  1,927
                                                                           -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    15,961            $    17,921
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


                                                                                    (in thousands, except for per share data)
                                                                                               Three Months Ended
                                                                                   -------------------------------------------
                                                                                     November 30,               November 30,
                                                                                         2001                       2000
                                                                                   ----------------           ----------------
Revenue

  Products                                                                           $         380              $       1,166

  Services                                                                                   1,609                      1,981
                                                                                   ----------------           ----------------
Total revenue                                                                                1,989                      3,147

Cost of products sold                                                                           28                        146

Cost of services provided                                                                       45                        347
                                                                                   ----------------           ----------------
Gross margin                                                                                 1,916                      2,654

Research and development expenses                                                              825                      1,255

Selling, general and administrative                                                          1,426                      2,310
                                                                                   ----------------           ----------------
Loss from operations                                                                          (335)                      (911)

Interest expense                                                                               288                        350
                                                                                   ----------------           ----------------
Loss from operations before income taxes                                                      (623)                    (1,261)

Provision for income taxes                                                                       -                          -
                                                                                   ----------------           ----------------
Net loss                                                                             $        (623)             $      (1,261)
                                                                                   ================           ================
Basic net loss per common share                                                      $       (0.06)             $       (0.12)
Weighted average common shares outstanding                                                  10,742                     10,567

Diluted net loss per common share                                                    $       (0.06)             $       (0.12)
Weighted average dilutive common share equivalents outstanding                              10,742                     10,567


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


                                                                                    (in thousands, except for per share data)
                                                                                                Six Months Ended
                                                                                   -------------------------------------------
                                                                                     November 30,               November 30,
                                                                                         2001                       2000
                                                                                   ----------------           ----------------
Revenue

  Products                                                                           $      1,072               $     3,555

  Services                                                                                  3,356                     4,103
                                                                                   ----------------           ----------------
Total revenue                                                                               4,428                     7,658

Cost of products sold                                                                          48                       344

Cost of services provided                                                                     186                       758
                                                                                   ----------------           ----------------
Gross margin                                                                                4,194                     6,556

Research and development expenses                                                           1,683                     2,550

Selling, general and administrative                                                         2,959                     5,094
                                                                                   ----------------           ----------------
Loss from operations                                                                         (448)                   (1,088)

Interest expense                                                                              596                       637
                                                                                   ----------------           ----------------
Loss from operations before income taxes                                             $     (1,044)              $    (1,725)
                                                                                   ================           ================
Provision for income taxes                                                                      -                         -

Net loss                                                                             $     (1,044)              $    (1,725)

Basic net loss per common share                                                      $      (0.10)              $     (0.16)
Weighted average common shares outstanding                                                 10,742                    10,655

Diluted net loss per common share                                                    $      (0.10)              $     (0.16)
Weighted average dilutive common share equivalents outstanding                             10,742                    10,655


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    (dollars in thousands)
                                                                                       Six Months Ended
                                                                              -----------------------------------
                                                                              November 30,           November 30,
                                                                                  2001                   2000
                                                                              ------------           ------------

Cash flows from operating activities:
  Net loss                                                                     $   (1,044)            $   (1,725)
                                                                              ------------           ------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                   1,539                  1,544
Change in current assets and liabilities:
    Accounts receivable                                                               363                    875
    Unbilled costs and fees                                                             -                   (190)
    Prepaid expenses and other assets                                                 (50)                   (13)
    Accounts payable and accrued expenses                                            (561)                (1,035)
    Deferred maintenance revenue                                                     (468)                (1,140)
                                                                              ------------           ------------

Total adjustments                                                                     823                     41
                                                                              ------------           ------------


Net cash used by operating activities                                                (221)                (1,684)
                                                                              ------------           ------------

Cash flows used by investing activities:
    Capital expenditures                                                               (5)                   (62)
                                                                              ------------           ------------

Net cash used by investing activities                                                  (5)                   (62)
                                                                              ------------           ------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                                (24)                   (85)
    Proceeds from senior debt agreements, net of repayments                           132                  1,118
                                                                              ------------           ------------

Net cash provided by financing activities                                             108                  1,033
                                                                              ------------           ------------

Decrease in cash and cash equivalents                                                (118)                  (713)

Cash and cash equivalents, beginning of period                                        548                  1,278
                                                                              ------------           ------------

Cash and cash equivalents, end of period                                       $      430             $      565
                                                                              ============           ============

See accompanying notes to consolidated condensed financial statements.

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

(B)  Details of certain balance sheet captions are as follows (000's):

                                                                      May 31,
                                                  November 30,         2001
                                                     2001            (audited)
                                                ---------------     -----------

     Property and equipment                  $           3,553   $       3,548
     Accumulated depreciation
       And amortization                                 (3,094)         (2,846)
                                                ---------------     -----------
     Property and equipment, net             $             459   $         702
                                                ---------------     -----------


     Common stock, $.10 par value            $           1,128   $       1,128
     Capital in excess of par value                     19,690          19,690
     Other accumulated comprehensive loss                  (86)            (91)
     Accumulated deficit                               (18,283)        (17,239)
     Less treasury stock                                (1,561)         (1,561)
                                                ---------------     -----------
     Stockholders' equity                    $             888   $       1,927
                                                ---------------     -----------

(C)  LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Common stock equivalents have been excluded from the weighted average shares outstanding computation as inclusion would be anti-dilutive. The weighted-average number of common shares for each of the income statements included in this filing are presented below.

                                                    Three Month Periods Ended
                                                   November 30,    November 30,
                                                     2001            2000
                                                     ----            ----
     Basic weighted average shares outstanding
        during the quarter                           10,741,784     10,567,454
     Effect of employee stock options outstanding            --             --
                                                     ----------     ----------
     Diluted                                         10,741,784     10,567,454
                                                     ==========     ==========

                                                     Six Month Periods Ended
                                                   November 30,    November 30,
                                                       2001            2000
                                                       ----            ----
     Basic weighted average shares outstanding
        during the quarter                           10,741,784     10,654,619
     Effect of employee stock options outstanding            --             --
                                                     ----------     ----------
     Diluted                                         10,741,784     10,654,619
                                                     ==========     ==========

(D)  COMPREHENSIVE LOSS (000's):

     Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at November 30, 2001 and May 31, 2001. Comprehensive loss for the six months ended November 30, 2001 and 2000 was $(1,039) and $(1,752), respectively, and included net loss and translation gain for the respective periods.

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

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

                                Three Months Ended         Three Months Ended
                                   November 30,               November 30,
     Revenue:                          2001                       2000
                                       ----                       ----
     North America                   $ 1,252                     $ 2,334
     Asia                                240                         418
     Europe                              567                         858
     Eliminations                        (70)                       (463)
                                     -------                     -------
     Consolidated Total              $ 1,989                     $ 3,147

                                 Six Months Ended           Six Months Ended
                                   November 30,               November 30,
     Revenue:                          2001                       2000
                                       ----                       ----
     North America                   $ 2,836                     $ 5,549
     Asia                                530                       1,086
     Europe                            1,236                       1,637
     Eliminations                       (174)                       (614)
                                         ---                         ---
     Consolidated Total              $ 4,428                     $ 7,658
                                     =======                     =======

                                                                  May 31,
     Long-Lived Assets:            November 30,                     2001
                                       2001                      (audited)
                                       ----                      ---------
     North America                  $ 13,410                     $  14,896
     Europe                              163                           206
                                         ---                           ---
     Consolidated Total             $ 13,573                     $  15,102
                                    ========                     =========


(F)  NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combination", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited;
     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective June 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;
     o Effective June 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;
     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(F)  NEW ACCOUNTING PRONOUNCEMENTS (Continued):

As of this filing, the Company is continuing to evaluate the impact of these Statements. The Company's Cadra product line has net intangible assets as of November 30, 2001 of approximately $9.7 million which have been amortized using the straight line method over 10 years since acquisition in May 1998. The annual amortization for this product line is equal to approximately $1.9 million. The Company's AMT product line has net intangible assets as of November 30, 2001 of approximately $3.2 million which have been amortized primarily under the straight line method since acquisition in November 1997. The annual amortization for the AMT product line is approximately $.9 million.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144.

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
Revenue for the three and six month periods ended November 30, 2001 was $2.0 million and $4.4 million, respectively. Revenue for the same periods in the prior fiscal year was $3.1 million and $7.7 million, respectively. This represents a decrease from fiscal 2001 to fiscal 2002 of about $1.2 million or 36.8% for the three month period and $3.2 million or 42.2% for the six month period. Reduced revenue from the licensing of the Company's software technology was primarily responsible for the lower revenue in both the three and the six month periods.

Product revenue for the three and six month periods ended November 30, 2001 was $.4 million and $1.1 million, respectively, as compared to $1.2 million and $3.6 million for the same periods in the prior fiscal year. This represents a decrease from fiscal 2001 to fiscal 2002 of about $.8 million or 67.4% for the three month period and $2.5 million or 69.8% for the six month period. The Company's CAM product line that provides technology to the North American automotive supply market experienced 85% and 78% declines in product revenue for the three and six month periods ended November 30, 2001, respectively, as compared to the same periods in the prior fiscal year. This decline can be attributed to the very depressed automotive manufacturing activity in North America, the confusion over the announcement in January 2001 of the Company's intentions to sell that product line which was later rescinded and employee turnover at several key sales and sales support positions.

Service revenue for the three and six month periods ended November 30, 2001 was $1.6 million and $3.4 million, respectively, as compared to $2.0 million and $4.1 million for the same periods in the prior fiscal year. This represents a decrease from fiscal 2001 to fiscal 2002 of about $.4 million or 18.8% for the three month period and $.8 million or 18.2% for the six month period. The majority of the decline in service revenue for the quarter ended November 30, 2001 as compared to the same period in the prior fiscal year is due to reduced maintenance revenue from the Cadra product line across all geographies. Approximately 60% of the decline in service revenue for the six months ended November 30, 2001 as compared to the same period in the prior fiscal year is due to reduced maintenance revenue from the Cadra product line and the remainder of the decline is due to lower revenue generated from low margin engineering services.

The Company has taken action to reduce its headcount across all geographies and product lines over the past few years as the reduced capital spending throughout the worldwide manufacturing marketplace has made it difficult to reliably forecast revenue. With the reduced headcount the Company has also taken steps to reduce it spending on infrastructure. Much consolidation has taken place during that time period to reduce office locations and focus our resources on our installed base. This has resulted in significantly reduced operating expenditures and overhead allocations to various development, sales and administrative groups.

For the three and six month periods ended November 30, 2001, operating costs totaled $2.3 million and $4.6 million, respectively. Operating expenses for the same periods in the prior fiscal year were $3.6 million and $7.6 million, respectively. These totals include approximately $750,000 to $800,000 in each of these quarters of non-cash expenditures. These overall reductions in headcount and infrastructure spending are the reasons for the reduced costs summarized below for R&D and SG&A.

Research and development expense was $.8 million and $1.7 million for the three and six month periods ended November 30, 2001, respectively, as compared to $1.3 million and $2.6 million for the same periods in the prior fiscal year. The Company believes its R&D staffing levels are adequate for supporting the needs of its installed base and developing its new product offerings. Selling, general and administrative expense was $1.4 million and $3.0 million for the three and six month periods ended November 30, 2001, respectively, as compared to $2.3 million and $5.1 million for the same periods in the prior fiscal year.

The loss from operations for the three and the six month periods ended November 30, 2001 was $(335,000) and $(448,000), respectively, as compared to a loss from operations of $(1.26) million and $(1.09) million for the same periods in the prior fiscal year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three and six month periods ended November 30, 2001 were $440,000 and $1.09 million, respectively, as compared to a loss before interest, taxes, depreciation and amortization of $(182,000) and EBITDA of $456,000, respectively, in the same periods of the prior fiscal year.

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The net loss for the three and six month periods ended November 30, 2001 was $(623,000) and $(1.04) million, respectively, as compared to $(1.26) million and $(1.73) million for the same periods in the prior fiscal year. The loss per share for the three and six month periods ended November 30, 2001 was $(.06) and $(.10), respectively, as compared to $(.12) and $(.16) for the same periods in the prior fiscal year.

Capital Resources and Liquidity
-------------------------------

The Company ended the second quarter of fiscal 2002 with cash of approximately $430,000, a decrease of $118,000 from the fiscal year end balance. Operating activities used approximately $221,000 of cash during the first six months of fiscal 2002 and borrowings under the Company's credit facilities, net of repayments, provided approximately $108,000. Capital expenditures were minimal during this time period.

The net loss adjusted for non-cash expenses generated cash of about $495,000 during the first half of fiscal 2002 as compared to a net use of cash for the same period in the prior fiscal year of approximately $181,000. In addition, the decline of accounts receivables generated $363,000 for the first six months of fiscal 2002. These positive cash flows were offset by a use of cash of approximately $1.03 million related to a decline in accounts payable, accrued expenses and deferred revenue.

The Company believes that cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the remainder of the fiscal year. At November 30, 2001, the Company had available borrowings on its debt facilities of $2.5 million.

The statements made above with respect to SofTech's outlook for fiscal 2002 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, potential obsolescence of the Company's CAD and CAM technologies, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in a competitive environment.

                                                                     Form 10-QSB
                                                                         Page 12

                           PART II. OTHER INFORMATION
                           --------------------------

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date:   January 17, 2002                     /s/ Joseph P. Mullaney
    ------------------------                 -----------------------------
                                                 Joseph P. Mullaney
                                                 President
                                                 Chief Operating Officer