Form 10QSB
period 2002-02-28
SOFTECH INC
filed 2002-04-15
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                   Commission File Number
  February 28, 2002                                               0-10665

                                  SOFTECH, INC.

      State of Incorporation                         IRS Employer Identification
         Massachusetts                                         04-2453033

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

The number of shares outstanding of registrant's common stock at March 31, 2002 was 10,741,784 shares.

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
                                                                    -----------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
               February 28, 2002 and May 31, 2001                         3

            Consolidated Condensed Statements of Operations -
               Three Months Ended February 28, 2002 and
               2001                                                       4

            Consolidated Condensed Statements of Operations -
               Nine Months Ended February 28, 2002 and
               2001                                                       5

            Consolidated Condensed Statements of Cash Flows -
               Nine Months Ended February 28, 2002 and 2001               6

             Notes to Consolidated Condensed Financial Statements       7-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10-12


PART II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             13

                                                                     Form 10-QSB
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                        (dollars in thousands)
                                                      February 28,       May 31,
                                                         2002             2001
                                                      (unaudited)       (audited)
                                                     -------------    -------------

ASSETS
------

Cash and cash equivalents                               $    408          $    548

Accounts receivable, net                                   2,641             2,103

Prepaid expenses and other assets                            307               168
                                                        --------          --------

Total current assets                                       3,356             2,819
                                                        --------          --------

Property and equipment, net (Note B)                         346               702

Capitalized software costs, net                            9,816            10,972

Goodwill, net                                              2,359             3,131

Other assets                                                 172               297
                                                        --------          --------

TOTAL ASSETS                                            $ 16,049          $ 17,921
                                                        ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                           $ 207             $ 710

Accrued expenses                                             788             1,048

Deferred maintenance revenue                               2,581             2,738

Current portion of capital lease obligations                  64                64

Current portion of long term debt                            632               632
                                                        --------          --------

Total current liabilities                                  4,272             5,192
                                                        --------          --------

Capital lease obligations, net of current portion             60               101

Non-current deferred maintenance revenue                     578                 0

Long-term debt, net of current portion                    10,830            10,701
                                                        --------          --------

Total long-term debt                                      11,468            10,802
                                                        --------          --------

Stockholders' equity (Note B)                                309             1,927
                                                        --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 16,049          $ 17,921
                                                        ========          ========


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


                                                                (in thousands, except for per share data)
                                                                            Three Months Ended
                                                                 ---------------------------------------

                                                                  February 28,              February 28,
                                                                      2002                      2001
                                                                 ---------------          --------------
Revenue

  Products                                                       $          674           $          949

  Services                                                                1,599                    1,738
                                                                 ---------------          --------------

Total revenue                                                             2,273                    2,687

Cost of products sold                                                        10                       56

Cost of services provided                                                    35                      241
                                                                 ---------------          --------------

Gross margin                                                              2,228                    2,390

Research and development expenses                                           877                    1,306

Selling, general and administrative                                       1,618                    2,474
                                                                 ---------------          --------------

Loss from operations                                                       (267)                  (1,390)

Interest expense                                                            324                      345
                                                                 ---------------          --------------

Loss from operations before income taxes                                   (591)                  (1,735)

Provision for income taxes                                                    -                        -
                                                                 ---------------          --------------

Net loss                                                         $         (591)          $       (1,735)
                                                                 ===============          ==============

Basic and diluted net loss per common share                      $        (0.06)          $        (0.17)
Weighted average common shares outstanding                               10,742                   10,081






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


                                                                (in thousands, except for per share data)
                                                                            Three Months Ended
                                                                 ---------------------------------------

                                                                  February 28,              February 28,
                                                                      2002                      2001
                                                                 ---------------          --------------
Revenue

  Products                                                       $        1,746           $        4,505

  Services                                                                4,955                    5,841
                                                                 ---------------          --------------

Total revenue                                                             6,701                   10,346

Cost of products sold                                                        58                      400

Cost of services provided                                                   221                    1,000
                                                                 ---------------          --------------

Gross margin                                                              6,422                    8,946

Research and development expenses                                         2,560                    3,856

Selling, general and administrative                                       4,577                    7,570
                                                                 ---------------          --------------

Loss from operations                                                       (715)                  (2,480)

Interest expense                                                            920                      981
                                                                 ---------------          --------------

Loss from operations before income taxes                                 (1,635)                  (3,461)

Provision for income taxes                                                    -                        -
                                                                 ---------------          --------------

Net loss                                                         $       (1,635)          $       (3,461)
                                                                 ===============          ==============

Basic and diluted net loss per common share                      $        (0.15)          $        (0.33)
Weighted average common shares outstanding                               10,742                   10,463






See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    (dollars in thousands)
                                                                                      Nine Months Ended
                                                                             ---------------------------------

                                                                              February 28,        February 28,
                                                                                  2002                 2001
                                                                             -------------        ------------
Cash flows from operating activities:
  Net loss                                                                   $   (1,635)            $   (3,461)
                                                                             ----------             ----------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                 2,304                  2,350
Change in current assets and liabilities:
    Accounts receivable                                                            (538)                 1,038
    Unbilled costs and fees                                                           -                    (59)
    Prepaid expenses and other assets                                               (14)                   168
    Accounts payable and accrued expenses                                          (763)                (1,139)
    Deferred maintenance revenue                                                    421                   (504)
                                                                             ----------             ----------

Total adjustments                                                                 1,410                  1,854
                                                                             ----------             ----------


Net cash used by operating activities                                              (225)                (1,607)
                                                                             ----------             ----------

Cash flows used by investing activities:
    Capital expenditures                                                             (3)                   (89)
                                                                             ----------             ----------

Net cash used by investing activities                                                (3)                   (89)
                                                                             ----------             ----------

Cash flows from financing activities:
    Principal payments under capital lease obligations                              (41)                  (111)
    Proceeds from senior debt agreements, net of repayments                         129                  1,224
                                                                             ----------             ----------

Net cash provided by financing activities                                            88                  1,113
                                                                             ----------             ----------

Decrease in cash and cash equivalents                                              (140)                  (583)

Cash and cash equivalents, beginning of period                                      548                  1,278
                                                                             ----------             ----------

Cash and cash equivalents, end of period                                     $      408             $      695
                                                                             ==========             ==========


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

(B)   Details of certain balance sheet captions are as follows (000's):

                                                     February 28,     May 31,
                                                         2002          2001
                                                     -----------    -----------

      Property and equipment                       $      3,551   $      3,548
      Accumulated depreciation
        And amortization                                (3,205)        (2,846)
                                                     -----------    -----------
      Property and equipment, net                  $        346   $        702
                                                     -----------    -----------

      Common stock, $.10 par value                 $      1,128   $      1,128
      Capital in excess of par value                     19,690         19,690
      Other accumulated comprehensive loss                 (74)           (91)
      Accumulated deficit                              (18,874)       (17,239)
      Less treasury stock                               (1,561)        (1,561)
                                                     -----------    -----------
      Stockholders' equity                         $       309    $     1,927
                                                     -----------    -----------

(C)   EARNINGS PER SHARE (000's)

      Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Common stock equivalents have been excluded from the weighted average shares outstanding computation as inclusion would be anti-dilutive. The weighted average number of common shares for each of the income statements is included in this filing as presented below.

                                                    Three Month Periods Ended
                                                   February 28,    February 28,
                                                       2002            2001
                                                       ----            ----
      Basic weighted average shares outstanding
         during the quarter                           10,742         10,081
      Effect of employee stock options outstanding    ------         ------
                                                          --             --
      Diluted                                         10,742         10,081
                                                      ======         ======

                                                    Nine Month Periods Ended
                                                   February 28,    February 28,
                                                       2002            2001
                                                       ----            ----
      Basic weighted average shares outstanding
         during the quarter                           10,742         10,463
      Effect of employee stock options outstanding        --             --
                                                      ------         ------
      Diluted                                         10,742         10,463
                                                      ======         ======

(D)   COMPREHENSIVE LOSS (000's):

      Other accumulated comprehensive loss represents accumulated foreign currency translation adjustments at February 28, 2002 and May 31, 2001. Comprehensive loss for the nine months ended February 28, 2002 and 2001 was $(1,618) and $(3,475), respectively, and included net loss and translation gain for the respective periods.

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


                                            Three Months Ended         Three Months Ended
                                               February 28,               February 28,
         Revenue:                                  2002                      2001
                                                   ----                      ----
         North America                          $  1,306                   $  2,091
         Asia                                        466                        314
         Europe                                      578                        603
         Eliminations                                (77)                      (321)
                                                 -------                   --------
         Consolidated Total                     $  2,273                   $  2,687
                                                ========                   ========

                                            Nine Months Ended           Nine Months Ended
                                               February 28,               February 28,
         Revenue:                                  2002                       2001
                                                   ----                       ----
         North America                          $  4,142                   $  7,641
         Asia                                        996                      1,400
         Europe                                    1,814                      2,240
         Eliminations                               (251)                      (935)
                                                 -------                   --------
         Consolidated Total                     $  6,701                   $ 10,346
                                                ========                   ========

                                               February 28,                  May 31,
         Long-Lived Assets:                        2002                       2001
                                                   ----                       ----
         North America                          $ 12,536                   $ 14,896
         Europe                                      157                        206
                                                --------                   --------
         Consolidated Total                     $ 12,693                   $ 15,102
                                                ========                   ========


(F)   NEW ACCOUNTING PRONOUNCEMENTS:

      In July 2001, FASB issued SFAS No. 141, "Business Combination", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


      (F) NEW ACCOUNTING PRONOUNCEMENTS (Continued):

      As of this filing, the Company is continuing to evaluate the impact of these Statements. The Company's Cadra product line has net intangible assets of approximately $9.3 million as of February 28, 2002 which have been amortized using the straight line method over 10 years since acquisition in May 1998. The annual amortization for this product line is equal to approximately $1.9 million. The Company's AMT product line has net intangible assets of approximately $2.9 million as of February 28, 2002 which have been amortized primarily under the straight line method since acquisition in November 1997. The annual amortization for the AMT product line is approximately $.7 million.

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

      (G) SUBSEQUENT EVENT

      Subsequent to quarter end, the Company acquired approximately 5% of the common shares of Workgroup Technology Corporation ("WTC"), a NASDAQ listed company using available working capital. Greenleaf Capital, a large SofTech shareholder and lender, purchased an additional 5% of the WTC common shares. In April we filed a Form 13-D with the Securities and Exchange Commission to disclose that our purchases were done so with the intent of engaging WTC's management in negotiations regarding the acquisition of WTC by SofTech. SofTech believes that its technology is complementary to that of WTC's and that there are synergies that could be realized through such a combination.

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
Revenue for the three and nine month periods ended February 28, 2002 was $2.3 million and $6.7 million, respectively. Revenue for the same periods in the prior fiscal year was $2.7 million and $10.3 million. This represents a decrease from fiscal 2001 to fiscal 2002 of about $.4 million or 14.8% for the three month period and $3.6 million or 35% for the nine month period. Reduced revenue from the licensing of the Company's software technology was primarily responsible for approximately two-thirds of the lower revenue in both the three and the nine month periods.

Product revenue for the three and nine month periods ended February 28, 2002 was $.7 million and $1.7 million, respectively, as compared to $.9 million and $4.5 million for the same periods in the prior fiscal year. This represents a decrease from fiscal 2001 to fiscal 2002 of about $.2 million for the three month period and $2.8 million for the nine month period. Licensing of our technology for both our CAD and CAM product lines were directly and negatively impacted by the severe cut backs in capital spending by manufacturing companies worldwide. Customers deferring investment decisions on licensing of technology during periods of economic turmoil has caused a significant decline in our product revenue this year as compared to the prior year in all of our geographic locations.

Service revenue for the three and nine month periods ended February 28, 2002 was $1.6 million and $5.0 million, respectively, as compared to $1.7 million and $5.8 million for the same periods in the prior fiscal year. This represents a decrease of about 8% from fiscal 2001 to fiscal 2002 for the three month period and about 15% for the nine month period. This component of revenue is made up primarily of one year software maintenance agreements that are much less likely to be negatively impacted by short term economic conditions. Renewing maintenance on technology in which a user has already invested in a perpetual license is important to protect that customer's engineering environment.

The Company has taken action to reduce its headcount across all geographies and product lines over the past few years as the reduced capital spending throughout the worldwide manufacturing marketplace has negatively impacted our license revenue. With the reduced headcount the Company has also taken steps to reduce its spending on infrastructure. Much consolidation has taken place during that time period to reduce office locations and focus our resources on our installed base. This has resulted in significantly reduced operating expenditures and overhead allocations to various development, sales and administrative groups.

For the three and nine month periods ended February 28, 2002, operating costs totaled $ 2.5 million and $7.1 million, respectively. Operating expenses for the same periods in the prior fiscal year were $3.8 million and $11.4 million, respectively. These totals include approximately $760,000 in each quarter of non-cash expenditures related to amortization of intangible assets and depreciation. These overall reductions in headcount and infrastructure spending are the reasons for the reduced costs summarized below for R&D and SG&A.

Research and development expenses were $.9 million and $2.6 million for the three and nine month periods ended February 28, 2002, respectively, as compared to $1.3 million and $3.9 million for the same periods in the prior fiscal year.

Selling, general and administrative expense was $1.6 million and $4.6 million for the three and nine month periods ended February 28, 2002, respectively, as compared to $2.5 million and $7.6 million for the same periods in the prior fiscal year.

The loss from operations for the three and the nine month periods ended February 28, 2002 was $(267,000) and $(715,000), respectively, as compared to a loss from operations of $(1.39) million and $(2.48) million for the same periods in the prior fiscal year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three and nine month periods ended February 28, 2002 were $498,000 and $1.59 million, respectively, as compared to losses of $(584,000) and earnings of $130,000, respectively, for the same periods in the prior fiscal year.

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The net loss for the three and nine month periods ended February 28, 2002 was $(591,000) and $(1.64) million, respectively, as compared to $(1.74) million and $(3.46) million for the same periods in the prior fiscal year. The loss per share for the three and nine month periods ended February 28, 2002 was $(.06) and $(.15), respectively, as compared to $(.17) and $(.33) for the same periods in the prior fiscal year.

Capital Resources and Liquidity
-------------------------------

The Company ended the third quarter of fiscal 2002 with cash of approximately $408,000, a decrease of $140,000 from the fiscal year end 2001 balance. Operating activities used approximately $225,000 of cash during the first nine months of fiscal 2002 and borrowings in excess of repayments under debt arrangements provided $88,000. Capital expenditures were minimal during this time period.

The net loss adjusted for non-cash expenses related to depreciation and amortization of intangible assets generated cash of about $669,000 as compared to a net use of cash for the same period in the prior fiscal year of approximately $1.1 million. An increase in accounts receivable utilized $538,000 which was partially offset by an increase in deferred maintenance revenue of $421,000. These two changes are directly attributed to the increased maintenance renewal activity during the current quarter. Lastly, the reduction of accounts payable and accrued liabilities used $763,000 during the nine month period ended February 28, 2002.

The Company believes that cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the remainder of the fiscal year. At February 28, 2002, the Company had available borrowings on its debt facilities of $2.6 million.

Factors That May Affect Future Results
--------------------------------------

      The Company's business is subject to many uncertainties and risks. This Form 10-Q also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the SEC.

      OUR QUARTERLY RESULTS MAY FLUCTUATE. The Company's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      WE MAY NOT GENERATE POSITVE CASH FLOW IN THE FUTURE. For the last three full fiscal years we have generated significant cash losses from operations. The Company has taken aggressive cost cutting steps that have greatly reduced our fixed costs and resulted in postive cash flow (Net loss adjusted for non-cash expenditures less capital expenditures) for each of our quarters completed in the current fiscal year. However, our revenue continues to decline. There can be no assurances that the Company will continue to generate positive cash in the future.

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


      CONTINUED DECLINE IN BUSINESS CONDITIONS AND INFORMATION TECHNOLOGY (IT) SPENDING COULD CAUSE FURTHER DECLINE IN REVENUE. The level of future IT spending remains very uncertain particularly in light of the decline in the business climate throughout 2001 and 2002 as does the prognosis for an economic recovery in the manufacturing sector. If IT spending continues to decline and the manufacturing sector continues to experience economic difficulty, the Company's revenues could be further adversely impacted.

      OUR DESIGNGATEWAY TECHNOLOGY MAY NOT GAIN MARKET ACCEPTANCE. The Company introduced a new product known as DesignGateway. The technology is important in the Company's future plans to both reduce its dependence on its existing products for revenue but also to play a greater role in our customers engineering departments. There can be no assurances that we will be successful in gaining market acceptance for this new technology especially during the recent economic challenges facing our customers in the manufacturing sector.

      THE COMPANY IS DEPENDENT ON ITS LENDER FOR CONTINUED SUPPORT. We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed.

Form 10-QSB
                                                                         Page 13

                           PART II. OTHER INFORMATION
                           --------------------------

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

Item 6.  Exhibits and Reports On Form 8-K
-----------------------------------------

(a)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three-month period ended February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date:   April 15, 2002                       /s/ Joseph P. Mullaney
    -----------------------                  -------------------------
                                                 Joseph P. Mullaney
                                                 President
                                                 Chief Operating Officer