Form 10KSB
period 2002-05-31
SOFTECH INC
filed 2002-09-13
CIK 354260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $616,608 as of August 31, 2002. On August 31, 2002 the registrant had outstanding 12,205,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

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

      After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

      At the end of fiscal 1999, the Company made a strategic decision to focus its efforts exclusively on the development, support and marketing of its own technology and limited its service offerings to high margin training and implementation services. All efforts to sell other complementary third party software products, hardware and/or low margin design services were phased out over time.

PRODUCTS AND SERVICES

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management ("PDM") computer solutions. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note F to the financial statements.

      The following table is meant to help clarify the transition from a business entirely focused and dependent on reselling other companies technology to one entirely focused on offering its technology to the marketplace.

Product revenue was composed of the following (000's):

                             For the fiscal years ended May 31,
                                    2002      2001         2000
                                  -------    -------      -------

SofTech software (AMT & Adra)     $ 2,300    $ 5,008     $ 7,640
Hardware                               --         98         960
Other 3rd party software               --        141         946
                                  -------    -------      -------
Total product revenue             $ 2,300    $ 5,247     $ 9,546
                                  =======    =======      =======

      The decision to focus on offering Company owned technology only is clearly seen in the table above. The $1.9 million in revenue from hardware and third party software products in fiscal 2000 decreased to about $239,000 generated in early 2001 and is non-existent in fiscal 2002 results. The decreases in software revenue for Company owned technology from fiscal 2000 through 2002 is due to the worldwide economic slow down that has impacted our customers in the design and manufacturing marketplace especially hard. It is our expectation that product revenue for the coming 12 months will stabilize at or near fiscal 2002 results.


      The components of service revenue have also changed dramatically as a result of the changes detailed above. Service revenue was composed of the following (000's):

                                           For the fiscal years ended May 31,
                                                2002     2001        2000
                                              -------   -------    -------
Consulting, services and training             $   250   $  923     $ 2,238
Maintenance of AMT and ADRA software            6,234    6,484       7,464
Hardware and 3rd party software maintenance        --       75         617
                                              -------   -------    -------
Total service revenue                         $ 6,484   $7,482     $10,319
                                              =======   =======    =======

      As was the case with the above comparative description of product revenue, the impact of deciding to focus on our technology first has negatively impacted total service revenue. The consulting, services and training component of service revenue has decreased quite dramatically from $2.2 million in fiscal 2000 to about $250,000 in fiscal 2002. However, this decision has allowed for cost reductions not possible under the previous model and generated higher gross margins from services. The recurring software maintenance revenue is generally offered under one year contractual arrangements which provide the Company with a more predictable revenue stream from its customers. While this component of revenue has been declining, it has done so at a very modest rate as compared to the weakness experienced in product revenue. The expectation for the coming year is that the service revenue can be maintained at or near fiscal 2002 levels as the manufacturing sector improves slightly as compared to the last few years.

      The Adra Systems product known as CadraTM is a drafting and design technology for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; CADRA integration with SolidWorks, an integrated drawing production system and 3D solid modeler. The CADRA family is rounded out by an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

      In May 2000, SofTech announced the availability of a new product called DesignGatewayTM. DesignGateway is an enabling technology that allows the user to extract engineering and geometric data from 3-D solid modeling applications for reviewing, manipulating and exporting to 2D drafting systems. DesignGateway works with Pro/Engineer, SolidWorks and AutoCad. DesignGateway also organizes other engineering documents into project folders providing easy access for many users. The technology is easy to use and can be implemented company-wide within a short time period - weeks rather than months.

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

      Since its introduction, we have had little success in selling this interoperability solution to the manufacturing marketplace. It is our view that the interoperability problem described above exists and will continue to cause great inefficiencies. Our lack of success to date is the result of a business climate wherein little or no capital is being invested in new software technologies. This is, of course, a natural reaction when a company's revenue declines and cost cutting and reductions in the workforce become the focus of management. The plans for DesignGateway over the next 12 months are to continue modest investment in R&D and marketing and to target potential users in a "rifle shot" approach.

      This technology grew out of perceived interoperability problems of many of our large Cadra customers. Our marketing strategy to date has been to offer this technology primarily to those Cadra users that also have some need to work with Pro/Engineer, SolidWorks and/or AutoCad. To date we have primarily marketed it as a stand-alone product under a traditional perpetual license arrangement. An alternative marketing strategy may be to offer this solution as an enhancement to Cadra maintenance customers with the intent of increasing renewal rates and positively impacting our maintenance pricing. We expect to gain a better understanding of the value this technology brings to our customers over the next few years as a more normalized capital spending environment returns.

      In the last 12 months we have broadened the application of DesignGateway by improving the AutoCad "plug-in" capability. With this improvement we have increased our efforts to attract the AutoCad resellers. In addition, we are continuing to invest in developing our interfaces to other proprietary modelers.

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

COMPETITION

      The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2D software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk and EDS. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as Parametric Technology Corporation, Dassault, EDS, AutoDesk and SolidWorks that all possess some level of 2D drafting capability. These companies all have financial resources far in excess of those of the Company.

      The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. While the large CAD companies such as Parametric Technology Corporation, Dassault, EDS, and AutoDesk have modules that compete in this market, we believe none focus exclusively on CAM technology.

      The service offerings of the Company which include consulting, training and discreet engineering services compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

      As of August 31, 2002, the Company employed 51 persons, 47 on a full time basis and 4 part time. These employees were distributed over functional lines as follows: Sales = 7; Product Development = 16; Engineers = 14; General and Administrative = 14.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth. However, the availability of such skilled personnel has increased over the recent past as the worldwide economy has slowed.

BACKLOG

      Backlog as of May 31, 2002 and 2001 was insignificant. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $2,600,000 and $2,700,000 at May 31, 2002 and 2001, respectively. As of May 31, 2002, the Company also had $459,000 of deferred revenue that will be delivered in fiscal 2004 and 2005. Given the short time period between receipt of order and delivery, on average less than 30 days, the Company does not believe that backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

      The Company has approximately 16 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2002 and 2001 the Company incurred research and development expense of $1.6 million and $2.0 million, respectively, related to the continued development of technology. The

Company's ability to continue to maintain the ADRA software so it is compatible with the other 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success.

CUSTOMERS

      No single customer accounted for more than 10% of the Company's revenue in fiscal 2002 or 2001. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.


ITEM 2 - DESCRIPTION OF PROPERTIES

      The Company leases office space in Grand Rapids and Troy, Michigan; Tewksbury, Massachusetts; Milwaukee, Wisconsin; Cincinnati, Ohio; Schaumburg, Illinois; Ismaning, Germany, Le Fontanil, France and Milan, Italy. The office space in Grand Rapids, Michigan; Schaumburg, Illinois; and Cincinnati, Ohio are sublet to third parties. The total space leased for these locations is approximately 45,000 square feet of which approximately 13,000 square feet are sublet. The fiscal 2002 rent was approximately $621,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

      The Company is currently engaged in a dispute with the lessor of its Schaumburg, Illinois location. The sub-tenant that had been occupying the space walked out on the lease during the fiscal year. A replacement tenant was negotiating to assume the sub-tenants obligation but sought other space when the lessor unreasonably withheld their consent. It is the Company's position that the withholding of reasonable consent violated the terms of the contract. Further, it is the Company's position that, in the event whereby the lessor is successful in a claim, indemnification of the claim will be sought against the subtenant that wrongfully exited their contract and the real estate broker that was being compensated by both the lessor and the subtenant.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2002 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of the Stockholders of the company.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      The Company's common stock are traded on the NASDAQ's Over-the-Counter Exchange under the symbol "SOFT.OB".

At May 31, 2002, there were approximately 273 holders of record of the Company's common stock. This does not include the shareholders that have their shares held in street name with brokers or other agents, that totaled approximately 6.3 million shares, or 51.7% of outstanding shares. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                         2002                      2001
                                         ----                      ----
                                   High         Low         High          Low
                             ---------------------------------------------------
First Quarter                      .22          .08         1.25          .625
Second Quarter                     .15          .06          .938         .25
Third Quarter                      .15          .05          .6562        .25
Fourth Quarter                     .19          .09          .20          .06

      The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

      The Company issued 1,463,452 shares of Common Stock on April 1, 2002 in connection with a debt conversion as described in Note H to the financial statements.

      The table below details information regarding equity compensation plans of the Company as of May 31, 2002:

                     Number of shares
                     to be issued upon       Weighted average        Number of
                     exercise of             exercise price          securities available
                     outstanding options,    of outstanding options, for future
Plan category        warrants and rights     warrants and rights     issuances

Approved by
Shareholders               313,000                  $ .96                   105,335


Not approved
By shareholders             60,000                  $8.00                        --
                           -------                                          -------

Total                      373,000                                          105,335
                           =======                                          =======

      The 60,000 warrants detailed above in the plan category Not approved by shareholders was issued in connection with a debt arrangement between the Company and Greenleaf Capital as described in Note H to the financial statements.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      This Form 10-KSB contains forward-looking statements. The words "believe",

"expect," "anticipate," "intend," "estimate," and other expressions which are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These financial statements include statements regarding the Company's intent, belief or current expectations. You are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, market acceptance of the Company's PROSPECTOR(TM) technology and the recently released DesignGateway(TM) technology, continued revenue generated from the CADRA(TM) product family, the ability of management to manage the expected growth and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

      After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

      At the end of fiscal 1999, the Company made a strategic decision to focus its efforts exclusively on the development, support and marketing of its own technology and limited its service offerings to high margin training and implementation services. All efforts to sell other complementary third party software products, hardware and/or low margin design services were phased out over time.

         INCOME STATEMENT ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2002. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2002 is presented.

      Included in Item 1 of this Form 10-KSB under the section labeled "PRODUCTS AND SERVICES" there are tabular summaries of the significant components of Product and Service revenue from fiscal 2000 through fiscal 2002. These tables were used in preparing this analysis and may assist the reader in understanding the changes that have taken place over the last three years in the Company's business.


                                 Items as a percentage  Percentage change
                                      of revenue          year to year
                                    2002      2001        2001 to 2002
                          ------------------------------------------------------


Revenue
Products                            26.2%     41.2%          (56.2)%
Services                            73.8      58.8           (13.3)
                                    ----      ----
Total revenue                      100.0     100.0           (31.0)

Cost of sales
Products                              .6       3.4           (86.4)
Services                             4.2       9.9           (70.9)
                                     ---       ---
Total cost of sales                  4.8      13.3           (74.8)

Gross margin
Products                            97.5      91.9           (53.5)
Services                            94.4      83.2           ( 1.7)
Total gross margin                  95.2      86.8           (24.3)

S.G.& A., including R&D            111.0     130.0           (40.8)

Interest expense                    14.5      10.8            (7.1)

Loss before income tax             (30.4)    (53.6)           60.9

RESULTS OF OPERATIONS

      Total revenue for fiscal year 2002 was $8.8 million, a decrease of $3.8 million or 31% from fiscal year 2001 revenue of $12.7 million. Product revenue decreased $2.9 million or 56% during the current year as compared to the prior year and service revenue declined $1.0 million or 13%.

      The decrease in product revenue is due to the worldwide slowdown in technology spending that has impacted the manufacturing sector particularly hard over the last few years. For fiscal 2002, our product revenue was down in all geographies but North America was especially difficult and accounted for the majority of the decrease.

      The majority of the decrease in service revenue is the result of a strategic decision by the Company at the end of fiscal 1999 to focus its resources and to limit its service offerings as much as possible to high margin consulting projects, training services and software maintenance. Approximately 75% of the decrease from fiscal 2001 to 2002 in service revenue is related to the decrease in lower margin offerings.

      Product gross margin improved to 97.5% in fiscal 2002 from 91.9% in fiscal 2001. This improvement is primarily due to the sale of low margin third party software and hardware in early 2001 that pulled the overall margin on product down in fiscal 2001 by 3 percentage points. The company no longer offers third party hardware or software.

      Service gross margins improved to 94.4% in fiscal 2002 from 83.2% in fiscal 2001. This improvement is the direct result of the Company's cost reductions in engineering personnel that in the past performed low margin design services. In fiscal 2002, maintenance revenue from Company owned technology was 96% of service revenue as compared to 87% in fiscal 2001.

      Research and development expenditures totaled approximately $1.6 million in fiscal 2002 as compared to $2.0 million in fiscal 2001, a decrease of about 23%. This reduced spending is due to cost cutting actions implemented during fiscal 2001 and 2002 focused on aligning our cost structure with our expected revenue. The R&D headcount stood at 16 employees as of May 31, 2002, down only slightly from the 19 R&D employees at the end of fiscal 2001. However, the headcount at the beginning of fiscal 2001 was 29 employees which resulted in a much higher average headcount for this function during the course of fiscal 2001.

      The Company has invested a significant portion of its R&D spending on the introduction and the continuing development of its DesignGateway technology over the last several fiscal years. It is our belief that this technology provides an easy to use tool that enhances the productivity of a large subset of the mechanical engineering marketplace. The features and functionality of this technology provides our Cadra users a significant enhancement that allows them to extract engineering data from other proprietary solid modeling technologies. However, we have not generated any material revenue from this technology since the product was introduced in May 2000. It is our belief that the successful introduction was burdened by an economic climate that has not been at all receptive to new software products in our marketplace. We have sought to focus the technology on large installed bases of proprietary solid modeling and 2D technologies and have reduced our development efforts as we continue to gather intelligence as to this technologies value to our customers. This market information should allow us to hone our marketing and pricing strategy in a more normalized capital spending environment. It is our expectation that approximately 20% of our development effort will be devoted to this technology over the coming year.

      Selling, general and administrative expense for fiscal 2002 decreased by $6.3 million or about 43% from fiscal 2001 levels. These reduced expenditures are a direct result of cost cutting measures enacted over the last 24 months as the Company has strategically repositioned itself to focus on selling its technology primarily and targeting high margin service opportunities. This repositioning has resulted in a significant reduction in headcount. Headcount as of May 31, 2002 totaled 50 employees, down from 71 at the end of fiscal 2001 and 109 employees at the beginning of that year. Of those totals, the SG&A headcount was 29 at the end of the current year compared to 47 at the end of fiscal 2001 and 70 at the beginning of that year. This represents an SG&A headcount reduction from June 1, 2000 to May 31, 2002 of 58%. Included in those reductions were several senior management positions including the CEO and the Vice President of Sales.

      In addition, the Company has aggressively reduced its building facilities over the course of the last year, expensed notes from the two senior officers in fiscal 2001 for nearly $500,000 and incurred non-cash intangible impairment expenses totaling $660,000 in fiscal 2001. Lastly, the bad debt provision in fiscal 2001 was approximately $611,000 as compared to $80,000 in fiscal 2002.

      Interest expense in fiscal 2002 declined by about $100,000 or 7% as compared to fiscal 2001. This reduced expense was the result of negotiated lower average borrowing costs on the Company's average outstanding debt in fiscal 2002 of about $11.5 million. The average interest rate for the current year was 11.1%. In May 2002, this rate was reduced to 9.75%.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's cash position as of May 31, 2002 was $708,000. This represents an increase of approximately $160,000 from the fiscal 2001 year-end balance of $548,000. In addition, the Company purchased 104,000 shares of Workgroup Technology Corporation ("WKGP"), about 5.6% of its outstanding shares, for approximately $154,000 which are classified on the balance sheet as marketable securities. The Company has filed two Form 13-D's with the Securities and Exchange Commission detailing its intentions regarding this investment.

      Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $2.6 million in fiscal 2002 and approximately $3.2 million in fiscal 2001.

      For fiscal 2002, operating activities generated cash of approximately $427,000. The reduction in accounts receivable provided $432,000. These positive cash inflows were utilized for other operating activities of $252,000. Investing activities utilized cash of approximately $174,000. In addition to the $154,000 used to purchase shares of WTC the Company purchased approximately $25,000 of capital expenditures. Financing activities used cash of approximately $93,000 of cash primarily through net debt pay down.

      At May 31, 2002, long-term obligations totaled approximately $11.1 million, up about 3% from $10.8 million as of the end of fiscal 2001. This increase is due to the aforementioned increase in deferred revenue from a long term maintenance agreement. The Company is dependent on availability under the line of credit and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $145,000 on these borrowings.

      The Company currently funds its operations through a combination of cash flow from operations and a $3.0 million Line of Credit with Greenleaf Capital. This debt facility expires annually in June. As of May 31, 2002, approximately $2.1 million was available under this facility which has been extended an additional year through June 2003.

      The Company currently believes that its cash flow from operations together with the availability of capital under its existing debt agreements is sufficient to meet its obligations for at least the next year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's business is subject to many uncertainties and risks. This Form 10-KSB also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the SEC.

      OUR QUARTERLY RESULTS MAY FLUCTUATE. The Company's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; customer order deferrals as a result of general economic decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. The Company does not experience order backlog. For these reasons, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. For the last three full fiscal years prior to fiscal 2002 we generated significant cash losses from operations. The Company has taken aggressive cost cutting steps that have greatly reduced our fixed costs and resulted in positive cash flow from operations for the current fiscal year. However, our revenue continued to decline from fiscal 2001 to 2002. There can be no assurances that the Company will continue to generate positive cash in the future.

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

      OUR DESIGNGATEWAY TECHNOLOGY MAY NOT GAIN MARKET ACCEPTANCE. The Company recently introduced a product known as DesignGateway. The technology is important in the Company's future plans as a means of providing revenue growth whether offered as a stand-alone product or as an enhancement for our Cadra installed base. Providing productivity solutions such as DesignGateway can further strengthen customer relationships and prolong the utilization of our Cadra product while improving maintenance renewal rates and pricing. However, there can be no assurances that we will be successful in gaining market acceptance for this new technology especially during the recent economic challenges facing our customers in the manufacturing sector.

      THE COMPANY IS DEPENDENT ON ITS LENDER FOR CONTINUED SUPPORT. We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed.


ITEM 7 - FINANCIAL STATEMENTS

      Financial statements are included herein and are indexed under item 13 (a).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting or financial disclosure matters.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 29, 2002, based on information furnished by them to the Company.

DIRECTORS

      Ronald Elenbaas, 49, term expires at the next Annual Meeting planned for January 2002; Mr. Elenbaas is currently retired. From 1975 to 1999, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan). Mr. Elenbaas was appointed a Director of the Company in September 1996.

      William Johnston, 55, terms expires at the next Annual Meeting planned for January 2002; Mr. Johnston has served since 1991 as President of Greenleaf Capital, Inc., a Michigan-based investment advisory and venture capital firm. Mr. Johnston was appointed a Director of the Company in September 1996.

      Timothy L. Tyler, 48, term expires in 2002; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      Barry Bedford, 44, term expires at the next Annual Meeting planned for January 2002; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991.

      Frederick A. Lake, 67, term expires at the next Annual Meeting planned for January 2002; Mr. Lake is a partner in the law firm of Lake and Schau, a Michigan based law firm. Mr. Lake has been with Lake and Schau for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                       Age  Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          45  President and Chief Operating Officer
Jean J. Croteau             47  Vice President, Operations
Victor G. Bovey             45  Vice President, Engineering

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

      The following provides biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-K:

      Joseph P. Mullaney was appointed President and Chief Operating Officer in June 2001. Previously he served as Vice President, Treasurer, and Chief Financial Officer of the Company from November 1993 to June 2001. He joined the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand LLP (now PriceWaterhouseCoopers LLP) as an auditor in various staff and management positions.

      Jean Croteau was appointed Vice President, Operations at the July 2001. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined SofTech in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2002, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      For fiscal 2002, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2002, there were 24,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2000, 2001 and 2002 fiscal years for services in all capacities to the Company.

                                                       Annual Compensation         Long Term Compensation Awards
                                                       -------------------         -----------------------------
                                                            Other      Annual      Securities       All Other
Name and Principal                       Fiscal  Salary($)  Bonus   Compensation   Underlying     Compensation
Position ($)(2)                           Year      (1)      ($)       ($)(6)       Options(#)       ($) (2)
----------------------------------------------------------------------------------------------------------------

Joseph P. Mullaney -                      2002    195,000   45,000     13,400           --            2,640
Current President and COO                 2001    160,000     --       13,400           --            3,200
Former Vice President and CFO             2000    144,000     --         --           50,000          1,231

Jean Croteau (3) -                        2002    127,348   33,000       --           50,000          1,573
Vice President, Operations                2001    121,275   20,000       --             --            2,820
                                          2000    115,500   20,000       --           50,000          1,158

Victor G. Bovey(4) -                      2002    125,000    4,000       --           15,000          2,604
Vice President, Research & Development    2001    125,000     --         --             --            2,500
                                          2000     96,922     --         --           50,000          1,000

Mark R. Sweetland (5) -                   2002     80,388     --         --             --             --
Former President and CEO                  2001    190,000     --         --             --             --
                                          2000    171,000     --         --           50,000          1,169

Timothy J. Weatherford(6) -               2002     25,960     --         --             --             --
Former Vice President, Sales              2001    167,231     --         --             --           21,345
                                          2000    153,000     --         --           50,000          1,569

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

(3) Mr. Bovey was appointed Vice President, Engineering March 2000. Prior to March 2000, Mr. Bovey served as Director of Product Development.

(4) Mr. Sweetland was appointed as Director, President and Chief Executive Officer in September 1996. Prior to September 1996, Mr. Sweetland served as Vice President of the Company. In June 2001, Mr. Sweetland resigned his employment and his position as a director.

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

(6) Includes imputed compensation related to the non-interest bearing note receivable described in Note K to the financial statements.

OPTION GRANTS IN THE LAST FISCAL YEAR

      No stock appreciation rights ("SARs") have been granted to the Named Executive Officers of the Company during fiscal year 2002. Mr. Croteau received an option grant of 50,000 shares and Mr. Bovey received an option grant of 15,000 shares during fiscal 2002.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2002.

      The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Operating Officer and each Named Executive.

                                                                                      Value of Unexercised
                      Number of                          Number of Unexercised        In-the-Money Options
                   Shares Acquired   Value Realized     Options at May 31, 2002         At May 31, 2002 ($)
Name                 On Exercise          ($)          Exercisable/Unexercisable   Exercisable/Unexercisable(1)

Joseph P. Mullaney        --              --                    --/ --                        --/--
Victor G. Bovey           --              --                 3,000/12,000                    --/--
Jean Croteau              --              --                10,000/40,000                    --/--

(1) Market value of underlying securities at May 31, 2002 based on a per share value of $.09 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

      The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2002.

ITEM 11 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 19, 2002, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2002, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                                Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 23, 2002 (1)      August 23, 2002 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                      94,319                        *
Jean Croteau                            10,000(3)                     *
Victor G. Bovey                         23,350(3)                     *
William Johnston                     5,315,372(3)(4)               43.1%
Timothy L. Tyler                        21,000(3)                     *
Ronald Elenbaas                         16,000(3)                     *
Frederick Lake                           5,800(3)                     *
Barry Bedford                            5,000(3)                     *
All Directors and executive
officers as a group (8 persons)      5,490,841(5)                  44.5%

----------
*     Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,205,236 shares outstanding on August 23, 2002. In addition, 77,600 shares issuable upon exercise of stock options and 60,000 shares issuable upon exercise of warrants held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 23, 2002 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Croteau - 10,000; Mr. Bovey - 3,000; Mr. Tyler - 21,000; Mr. Johnston - 16,000; Mr.
      Elenbaas - 16,000; Mr. Bedford - 5,400; and Mr. Lake - 6,200.
(4) Includes warrants for 60,000 shares issuable in exchange for $8.00 per share.
(5) Includes 77,600 shares issuable upon exercise of stock options and 60,000 shares issuable upon exercise of warrants held by all Directors and executive officers as a group.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

      As disclosed in Note H and I to the Company's 2002 Annual Report on Form 10-KSB, the Company has entered into three distinct financing arrangements with Greenleaf Capital during fiscal 2001, 2000 and 1999. Greenleaf Capital continues to be the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President of Greenleaf Capital. The Company paid Greenleaf Capital approximately $1.7 million and $1.9 million in fiscal 2002 and 2001, respectively, in finance charges and management fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Capital also serves as the trustee and investment advisor for the Company's 401-K Plan.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      (2)(i) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated herein by reference.
      (2)(ii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated herein by reference.
      (2)(iii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as
Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated herein by reference.
      (2)(iv) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., CIMLINC Incorporated and CIMLINC GmbH, filed as Exhibit 2.1 to Form 8-K, dated November 10, 1997, is incorporated herein by reference.
      (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Adra Systems, Inc., Adra Systems, GmbH, and MatrixOne, Inc., filed as Exhibit 2.1 for Form 8-K, dated May 7, 1998, is incorporated herein by reference.
      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated herein by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.
      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as
Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.
      (10)(i) Board resolutions relating to 1981 Non-qualified Stock Option Plan, 1981 Incentive Stock Option Plan, and forms of options, filed as Exhibits 28(A) and 28(B) to registration statement No. 2-82554, are incorporated by reference. Also, the Company's 1984 Stock Option Plan is incorporated by reference to Exhibit 28(c) to Registration Statement 33-5782.
      (10)(ii) Greenleaf Capital $11.0 million Promissory Note, filed as exhibit
10.2 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (10)(iii)Greenleaf Capital $3.0 million Revolving Line of Credit, filed as
Exhibit 10.3 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (21) Subsidiaries of the Registrant, filed herewith.
      (23) (i)Consent of Grant Thornton LLP, filed herewith.
      (99.1) Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b)   Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended May 31, 2002.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SofTech, Inc.

      We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ Grant Thornton LLP

Boston Massachusetts
September 6, 2002

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             For Years Ended May 31,

                                                       2002        2001
                                                      ------      ------
                                           (in thousands, except per share data)

Revenue:
Products                                            $  2,300    $  5,247
Services                                               6,484       7,482
                                                      ------      ------
Total Revenue                                          8,784      12,729

Cost of sales:
Cost of products sold                                     58         427
Cost of services provided                                366       1,256
                                                      ------      ------

Total Cost of sales                                      424       1,683


Gross margin                                           8,360      11,046

Research and development expenses                      1,572       2,036
Amortization of capitalized software                   1,601       1,605
Selling, general and administrative                    6,579      12,854
                                                      ------      ------
Loss from operations                                  (1,392)     (5,449)

Interest expense                                       1,277       1,375
                                                      ------      ------
Loss before income taxes                              (2,669)     (6,824)
Provision for income
   taxes                                                  11           4
                                                      ------      ------
Net Loss                                            $ (2,680)   $ (6,828)
                                                      ======      ======
Per Common Share Data:

Net Loss - basic and diluted                        $   (.24)   $   (.64)

Weighted Average Shares Outstanding,
         basic and diluted                            10,986      10,742


The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  AS OF MAY 31, 2002
(in thousands, except share data)

Assets:
Current assets:
Cash and cash equivalents                                   $    708
Accounts receivable  (less allowance for
   uncollectible accounts of $475)                             1,671
Prepaid expenses and other assets                                170
                                                              ------
Total current assets                                           2,549


Property and equipment, at cost
Data processing equipment                                      2,863
Office furniture                                                 537
Leasehold improvements                                           168
                                                              ------
Total property and equipment                                   3,568
Less accumulated depreciation and amortization                (3,238)
                                                              ------

Property and equipment, net                                      330
Other assets:
Capitalized software costs, net of amortization of
     $5,849                                                    9,371

Goodwill, net of amortization of
         $7,229                                                2,197

Note receivable from officer                                     134
Marketable securities                                            106
Other assets                                                       9
                                                              ------
Total Assets                                                $ 14,696
                                                              ======

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                            $    372
Accrued expenses                                                 694
Deferred revenue                                               2,642
Current portion of capital lease obligations                      79
Current portion of long term debt                                714
                                                              ------
Total current liabilities                                      4,501

Long-term liabilities:
Capital lease obligations, less current portion                   23
Long-term debt with related party,
   less current portion                                       10,589
Deferred revenue                                                 459
                                                              ------
Total long term liabilities                                   11,071

Commitments and Contingencies

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
         shares; issued 12,743,536                             1,274
Capital in excess of par value                                19,544
Accumulated deficit                                          (19,919)
Cumulative translation adjustment                               (166)
Unrealized loss on marketable securities                         (48)
Treasury stock at cost, 538,300 shares                        (1,561)
                                                              ------
Total stockholders' deficit                                     (876)
                                                              ------
Total Liabilities and Stockholders Deficit                  $ 14,696
                                                              ======
The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           For the Years Ended May 31,


                                                2002               2001
                                              --------           -------
                                          (in thousands, except share data)
Common Stock:
Balance at beginning of year                 $   1,128          $  1,128
   Shares issued in 2002 related to 2000
     debt to equity conversion                     146                --
                                              --------           -------
Balance at end of year                           1,274             1,128
                                              --------           -------
Capital in Excess of Par Value:
Balance at beginning of year                    19,690            19,690
   Shares issued in 2002 related to 2000
      Debt to equity conversion                   (146)               --
                                              --------           -------
Balance at end of year                          19,544            19,690
                                              --------           -------
Accumulated Deficit:
Balance at beginning of year                   (17,239)          (10,411)
  Net loss                                      (2,680)           (6,828)
                                              --------           -------
Balance at end of year                         (19,919)          (17,239)
                                              --------           -------
Cumulative Translation Adjustment:
Balance at beginning of year                       (91)              (43)
  Foreign currency translation adjustments         (75)              (48)
                                              --------           -------
Balance at end of year                            (166)              (91)
                                              --------           -------
Unrealized Loss on Marketable Securities:
Balance at beginning of year                        --                --
  Change in market value of marketable
     securities                                    (48)               --
                                              --------           -------
Balance at end of year                             (48)               --
                                              --------           -------
Treasury Stock:
Balance at beginning of year                    (1,561)           (1,561)
 Reacquired shares                                  --                --
                                              --------           -------
Balance at end of year                          (1,561)           (1,561)
                                              --------           -------

Total stockholders' (deficit) equity at
   end of year                               $    (876)         $   1,927
                                              ========           ========
Comprehensive Loss
  Net loss                                   $  (2,680)         $ (6,828)
  Foreign currency translation adjustments         (75)              (48)

  Loss on marketable equity securities             (48)               --
                                              --------           -------

Total comprehensive loss                     $  (2,803)         $ (6,876)
                                              ========           =======
( ) Denotes deduction.

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For Years Ended May 31,

                                                        2002          2001
                                                      --------      -------
(in thousands)
Cash flows from operating activities:
Net loss                                             $  (2,680)    $ (6,828)
Adjustments to reconcile net loss to net
   cash provided by (used in)operating activities:
  Depreciation and amortization                          2,927        3,744
  Change in operating assets and liabilities,
         net of effects of businesses acquired:
  Accounts receivable and unbilled costs and fees          432        2,883
  Other receivables                                         --          538
  Prepaid expenses and other assets                        152          388
  Accounts payable and accrued expenses                   (692)      (1,226)
  Deferred maintenance revenue                             363         (974)
  Other                                                    (75)         (28)
                                                      --------      -------
Total adjustments                                        3,107        5,325
                                                      --------      -------

Net cash provided by (used in)
         operating activities                              427       (1,503)

Cash flows from investing activities:
  Capital expenditures                                     (25)         (44)
  Proceeds from sale of capital equipment                    5           --
  Purchase of marketable securities                       (154)          --
  Other investing activities                                --         (163)
                                                      --------      -------

Net cash used in investing activities                     (174)        (207)

Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements               500        1,534
  Repayments under Greenleaf debt agreements              (530)        (423)
  Principal payments on capital lease obligations          (63)        (131)
                                                      --------      -------

Net cash (used in) provided by financing activities        (93)         980
                                                      --------      -------
Net increase (decrease) in cash and
         cash equivalents                                  160         (730)
Cash and cash equivalents, beginning of year               548        1,278
                                                      --------      -------
Cash and cash equivalents, end of year               $     708     $    548
                                                      ========      =======

Supplemental disclosures of cash flow information:

 Interest paid                                          $ 1,296       $ 1,388
 Income taxes paid                                      $    11       $    21

( ) Denotes reduction in cash and cash equivalents.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. ("IDI"), SofTech Technologies Ltd., SofTech, GmbH, Adra Systems, Srl, Adra Systems, Sarl, Compass, Inc. ("COMPASS"), System Constructs, Inc. ("SCI"), SofTech Investments, Inc. ("SII"), RAM Design and Graphics Corp. ("RAM") and AMG Associates, Inc. ("AMG"). SCI, SII, RAM, AMG and SofTech Technologies Ltd. are all inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      CONCENTRATION OF RISK:

      The Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results. No customer exceeds ten percent of net sales. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. The changes in the accounts receivable reserve are as follows:

                                    Charged
                  Balance,          to Costs                       Balance,
For the Years     Beginning         and                            End of
Ended May 31,     of Period         Expenses      Deductions       Period

2001              $ 744             $ 611         $ 681            $ 704

2002                704                80           309              475

      A majority of the Company's revenue is generated from licensing and maintenance services of its Cadra technology. This product family generated approximately 75% and 70% of the Company's revenue in fiscal year 2002 and 2001, respectively.

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment           3-5 years
      Office furniture                    5-10 years
      Leasehold improvements              Lesser of useful life or life of lease

      Depreciation expense, including amortization of assets under capital lease, was approximately $397,000 and $566,000, for fiscal 2002 and 2001, respectively.

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

      REVENUE RECOGNITION:

      The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2)as amended by SOP No. 98-9, in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

      CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

      The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from eight to ten years.

      Research and development expense for the years ended May 31, 2002 and 2001 was $1,572,000 and $2,036,000, respectively. Research and development expense for 2001 included $2,943,000 of amortization and allocated overhead costs that have been reclassified to selling, general and administrative expense to conform with the current year presentation.

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

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2002, $67,000 of cash was temporarily restricted. This restriction was related to a claim by the Company to collect a past due accounts receivable. As of July 31, 2002, this matter was settled and the restriction was removed. Cash held in foreign bank accounts at May 31, 2002 totaled $322,000.

      FINANCIAL INSTRUMENTS:

      The Company's financial instruments consist of cash, accounts receivable, notes receivable, marketable securities, accounts payable, and short- and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2002. The fair value of the long-term debt was determined using discounted cash flow analyses and current interest rates for similar instruments.

      FOREIGN CURRENCY TRANSLATION:

      The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2002 and 2001, but were not significant.

      COMPREHENSIVE INCOME:

      Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company's comprehensive income items include foreign translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income has been included in the consolidated Statement of Changes in Stockholder's Deficit for all periods.

      NET INCOME (LOSS) PER COMMON SHARE:

      The basic and diluted weighted average shares outstanding during fiscal years 2002 and 2001 used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" were 10,986,000 and 10,742,000, respectively.

      Options to purchase shares of common stock of 12,697 and 57,425, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2002 and 2001, respectively, because their inclusion would be antidilutive.

      In addition, the calculation of dilutive earnings per share also excludes the effect prior to the issuance of common stock in connection with the debt conversion as discussed in Note H.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the valuation of long term assets including intangibles (goodwill and capitalized software costs) and deferred tax assets. Actual results could differ from those estimates.

      The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2002 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

      NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 must be adopted prospectively and retroactive application is not permitted. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values are either recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or for forecasted transactions, deferred and recorded as a component of accumulated other income (loss) in stockholders' equity until the hedged transactions occur and are recognized in earnings. The Company adopted SFAS No. 133 on June 1, 2001 and there was no material effect on our consolidated financial position or results of operations.

      In July 2001, FASB issued SFAS 141, "Business Combination", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. For the Company, SFAS No. 142 will be adopted for the first quarter of fiscal 2003 which begins on June 1, 2002. Major provisions of these Statements and their effective dates for the Company are as follows:

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

      The Company's Cadra product line has net intangible assets of approximately $8.9 million which have been amortized using the straight line method over 10 years since acquisition in May 1998. The annual amortization for this product line will be approximately $1.1 million for fiscal 2003 under SFAS
142. The Company's AMT product line has net intangible assets of approximately $2.7 million which have been amortized primarily under the straight line method over 8 years since acquisition in November 1997. The annual amortization for the AMT product line will be approximately $.4 million for fiscal 2003 under SFAS
142. The net goodwill amount as of May 31, 2002 for the Cadra and AMT product lines are $2.2 million and $134,000, respectively, and will no longer be subject to amortization as discussed above. Management is currently evaluating the carrying value of the net assets of each of these reporting units in conjunction with the adoption of SFAS 141 in the first quarter of fiscal 2003. Amortization of goodwill amounted to $934,000 and $1,587,000 in fiscal 2002 and 2001, respectively.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material effect on the financial position or results of operations of the Company.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management believes the adoption of SFAS No. 144 will not have a material effect on the financial position or results of operations of the Company.

      In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. Management believes the adoption of SFAS No. 145 will not have a material effect on the financial position or results of operations or retained earnings.

      In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Management believes the adoption of SFAS No. 146 will not have a material effect on the financial position or results of operations or retained earnings.

      RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported results of operations or retained earnings.

B.    LIQUIDITY

      The Company has incurred significant net losses of $2.7 and $6.8 million over the last two fiscal years. While more than half the net losses incurred in fiscal 2001 were composed of non-cash expenses, the losses were significant and were far below the business plan. Fiscal year 2002's results were dramatically improved with net losses of only $2.7 million but, more importantly, positive cash results of approximately $427,000 from operations. This represented the first cash positive result since fiscal 1997 and was in line with the budget adopted by the Board of Directors at the beginning of the year. During fiscal 2002 the Company was also successful in negotiating financial settlements to several long term office leases in Indiana, Michigan and the United Kingdom. These settlements have been fully provided for in the results for fiscal 2001 and 2002. Despite these recent events, the Company remains dependent on its debt facilities with Greenleaf Capital to fund operations.

      Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow in fiscal 2003, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities both through new products and acquisitions to grow its revenue base and its product offerings to its customers.

C.    INCOME TAXES:

      The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)      2002                  2001
--------------------------------------------------------------------------------

      Federal                              $ --                  $ --
      Foreign                                --                    (7)
      State and Local                        11                    11
                                           ------                ------
                                             11                     4
      Deferred                               --                    --
                                           ------                ------

                                           $ 11                  $  4

                                           ======                ======

      The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                           2002           2001
                          ------          ----
      Domestic         $ (2,407)        $(6,422)
      Foreign              (273)           (402)
                         -------         -------
                       $ (2,680)        $(6,824)
                         =======         =======

      At May 31, 2002, the Company had net operating loss carryforwards of $12.5 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of approximately $646,000 that are available to offset income taxes payable in the future and expire from 2003 to 2006. In addition, an alternative minimum tax credit of approximately $200,000 that has no expiration date was available as of May 31, 2002.

      The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                      2002      2001
--------------------------------------------------------------------------------
Statutory rate                                   (34)%     (34)%
Expenses not deductible for tax purposes           6         8
Other                                              -        (1)
Valuation reserve                                 28        27
                                                  --        --
Effective tax rate                                0%        0%
                                                 ===       ===

      Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                      2002       2001
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):

   Net operating loss carryforwards              $ 4,234    $ 4,053
   Tax credit carryforwards                          846        902
   Receivable allowances                             160        336
   Vacation pay accrual                               18         33
   Other accruals                                     66         --
   Unrealized loss on investments                     16         --
   Depreciation                                        6          6
   Differences in book and tax bases of assets
     of acquired businesses                        1,609      1,376
   Asset basis difference                             --        (95)
                                                  ------     ------
Deferred tax assets                                6,955      6,611
Less: valuation allowance                         (6,955)    (6,611)
                                                  ------     ------
Net deferred tax assets recognized               $     0    $     0
                                                  ======     ======

      Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2002 $(344,000) and fiscal 2001 $(1,864,000).

D.    EMPLOYEE RETIREMENT PLANS:

      The Company has an Internal Revenue Code Section 401(k) plan covering substantially all employees. The aggregate retirement plan expense, which represents an employer match of a portion of employee voluntary contributions, for fiscal 2002 and 2001 was $50,000 and $87,000, respectively.

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

      Information for fiscal 2001 through 2002 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------

Outstanding at May 31, 2000                  257,667                   1.91
  Options granted                             72,500                    .97
  Options terminated                         (65,667)                  3.15
  Options lapsed                               --                       --
  Options exercised                            --                       --
                                            --------

Outstanding at May 31, 2001                  264,500                   1.53
  Options granted                            134,000                    .10
  Options terminated                         (80,500)                   .79
  Options lapsed                              (5,000)                  1.07
  Options exercised                             -
                                            --------

Outstanding at May 31, 2002                  313,000                $  1.03

The following table summarizes information about stock options outstanding at May 31, 2002 under the 1994 Plan:

                                  Options Outstanding              Options Exercisable
                                  -------------------              -------------------
                               Weighted
Exercise          Options         Average       Weighted         Options         Weighted
Price Range   Outstanding at   Contractual     Average      Exercisable at      Average
Price          May 31, 2002  Remaining Life  Exercise Price   May 31, 2002  Exercise Price
---------------------------------------------------------------------------------------------

$.09 to $.19      131,000      8.58 years       $  .10           21,400          $  .09
$.781 to $1.688   127,000      6.01 years         1.21           51,399            1.24
$1.878 to $2.063   44,000      6.29 years         1.92           40,400            1.90
$3.375 to $4.625   11,000      6.07 years         4.40            8,533            4.43
                  -------                                       -------
Total             313,000                       $  .96          121,732          $ 1.48
                  =======                                       =======

      There were 105,335 shares available for future grants under the 1994 Plan at May 31, 2002.

      In addition, during fiscal 2001, 100,000 options to purchase shares at $1.00 were extended to a third party to settle a dispute. These options expire in January 2006 if not exercised.

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

 (in thousands)                                2002           2001
--------------------------------------------------------------------------------
Net income (loss) - as reported             $ (2,680)      $ (6,828)
Net income (loss) - pro forma                 (2,922)        (7,310)
Loss per share - diluted - as reported          (.24)          (.64)
Loss per share - diluted - pro forma            (.27)          (.68)

      The weighted-average fair value of each option granted in 2002 and 2001 is estimated as $.77 and $1.18, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life                                           5 years
Assumed annual dividend growth rate                     0%
Expected volatility                                     1.12
Risk free interest rate
  (the month-end yields on 4 year
  treasury strips equivalent zero coupon)               4.2% - 6.9%

      The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

      In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2002, 150,000 shares of SofTech common stock were available for sale to employees under the plan.

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

                          2002                 2001
Revenue:              ---------             ---------
---------

North America          $ 5,479              $  9,473
Asia                     1,303                 1,569
Europe                   2,474                 2,817
Eliminations              (472)               (1,130)
                      ---------             ---------
Consolidated Total     $ 8,784              $ 12,729
                      =========             =========

Long-Lived Assets:
North America                       $ 11,720
Europe                                    97
                                    --------
Consolidated Total                  $ 11,817
                                    ========

      Foreign revenue is based on the country in which the sale originates. Revenues from Germany and Japan were 17% and 15%, respectively, of total consolidated revenue in fiscal year 2002 and 11% and 12%, respectively, of total consolidated revenue in fiscal year 2001. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2002 or 2001.

H.    DEBT OBLIGATION WITH RELATED PARTY:

      Debt obligations of the Company consist of the following obligations at May 31, 2002(in thousands):



$11,000,000 senior credit facility                          $ 10,378

$3,000,000 line of credit facility                               925
                                                              ------
                                                              11,303

Less current portion
                                                                (714)
                                                              ------
                                                            $ 10,589
                                                              ======

      During fiscal 2000, the Company entered into a $11 million senior credit facility with Greenleaf Capital ("Greenleaf"). Principal and interest is payable monthly at 9.75% and the note has a 15-year loan amortization with the remaining principal of approximately $9,388,000 due in a single payment in June 2004.

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

      Effective May 26, 2000, the Company entered into a second debt conversion agreement with Greenleaf. Under the terms of this second Agreement the Company had the right to convert up to $3.5 million of subordinated debt to equity at the lower of the average closing price for the five business days prior to conversion or $1.0781. The number of shares to be issued under this conversion agreement was limited to 19.9% of the number of outstanding shares prior to conversion. On May 31, 2000, the Company converted the remaining $3.5 million of subordinated debt under the terms of this Agreement at a conversion price of $1.0781. A total of 3,246,452 shares were due Greenleaf related to this conversion but the Company was only allowed to issue 1,783,000 shares at the time of the conversion. The Company agreed to take all appropriate action required to issue the additional 1,463,452 shares. These additional shares were issued to Greenleaf Capital on April 1, 2002.

      In July 2001, the Company entered into an agreement with Greenleaf to extend the then expired Line of Credit for an additional year in exchange for the following: 1) the Company would appoint Greenleaf Trust to act as Trustee and Investment Advisor for the Company 401-K Plan; and 2) the Company would have the right, solely at its discretion, to repurchase the $5.0 million of shares obtained by Greenleaf in the October 1999 and the May 2000 debt conversions at prices ranging from $1.07 to $1.86 per share. Finally, the Company agreed to take all necessary actions to provide Greenleaf with a first security position for its existing debt and for any further increases in the debt. The Line of Credit which has a term of one year has been renewed through June 2003 and carries an interest rate of a bank's prime rate plus 3.0% (9.75%) at May 31, 2002.

      Greenleaf has right under the original subordinated debt agreement to purchase 60,000 shares of SofTech common stock at $8.00 per share on December 31, 2002.

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

      Annual maturities of debt obligations subsequent to May 31, 2002, are as follows: 2003 - $714,000; 2004 - $787,000; 2005 - $9,802,000.

I.    RELATED PARTY TRANSATIONS:

      The Company is dependent upon Greenleaf for all of its funding needs. The Company does not believe that it could obtain similar debt facilities from other third party lenders. The Company currently funds its operations through a $3.0 million Line of Credit facility as described above that expires annually in June. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its CFO serve as Board members to the Company. The Company paid Greenleaf a management fee of approximately $500,000 in fiscal 2002 and 2001 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

J.    LEASE COMMITMENTS:

      OPERATING LEASES

      The Company conducts its operations in office facilities leased through July 2005. Rental expense for fiscal years 2002 and 2001 was approximately $621,000 and $1,196,000, respectively.

      At May 31, 2002, minimum annual rental commitments under noncancellable leases and non-cancellable sub-lease arrangements were as follows:

                         Gross             Sub-lease
      Fiscal Year        Commitment        Commitment         Net
      -----------        ----------        ----------         ----
      2003               $ 571,000         $ 126,000      $ 445,000
      2004                 129,000             6,000        123,000
      2005                  72,000                --         72,000
      2006                  12,000                --         12,000

      In the fourth quarter of fiscal 2002, the Company negotiated a termination of its lease for office space in Bloomfield Hills, Michigan. Under this arrangement, the Company agreed to forfeit its $50,000 security deposit and to pay $4,500 per month for 24 months and to exit the space. The Company relocated its operations to smaller office space nearby and recorded a charge of $158,000 to reflect the full cost of this settlement.

      CAPITAL LEASES

      The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by the computer equipment and office furniture being leased. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a gross value of $ 357,000 have been included in data processing equipment and office furniture in the accompanying balance sheet at May 31, 2002. At May 31, 2002, the accumulated depreciation on these leased assets was $275,000. The net book value of these leased assets at May 31, 2002 was approximately $82,000. The approximate minimum annual lease payments under all capitalized leases as of May 31, 2002 are as follows: 2003, $79,000; and 2004, $32,000. The present value of the minimum lease payments is $102,000, including current maturities of $79,000.

K. NOTE RECEIVEABLE FROM OFFICER:

      The President of the Company has been extended a non-interest bearing note in the amount of $134,000 related to a stock transaction from May 1998. The note is secured by all Company shares and stock options held by that officer.

L. LITIGATION

      The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2002 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

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

                            Date: September 13, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                      Date
    ----------------------------------------------------------------------------

    /s/ Joseph P. Mullaney      President and Chief Operating Officer    9/13/02
    -------------------------   (Principal executive officer and
        Joseph P. Mullaney      Principal financial officer)


    /s/ Ronald A. Elenbaas      Director                                 9/13/02
    -------------------------
        Ronald A. Elenbaas

    /s/ William Johnston        Director                                 9/13/02
    -------------------------
        William Johnston

    /s/ Timothy Tyler           Director                                 9/13/02
    -------------------------
        Timothy Tyler

    /s/ Barry Bedford           Director                                 9/13/02
    -------------------------
        Barry Bedford

    /s/ Frederick A. Lake       Director                                 9/13/02
    -------------------------
        Frederick A. Lake

                                  CERTIFICATION

I, Joseph P. Mullaney, President and Chief Operating Officer of SofTech, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB of SofTech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 13, 2002                 /s/ Joseph P. Mullaney
                                         ----------------------
                                         Joseph P. Mullaney
                                         President and Chief Operating Officer