Form 10QSB
period 2002-08-31
SOFTECH INC
filed 2002-10-15
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                              Commission File Number
  August 31, 2002                                    0-10665

                                  SOFTECH, INC.

  State of Incorporation                             IRS Employer Identification
      Massachusetts                                             04-2453033

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

The number of shares outstanding of registrant's common stock at September 30, 2002 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX


PART I.  Financial Information                                       Page Number
                                                                     -----------

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -
           August 31, 2002 (unaudited) and May 31, 2002                    3

         Consolidated Condensed Statements of Operations -
           Three Months Ended August 31, 2002 (unaudited) and
           2001 (unaudited)                                                4

         Consolidated Condensed Statements of Cash Flows -
           Three Months Ended August 31, 2002 (unaudited)
           and 2001 (unaudited)                                            5

         Notes to Consolidated Condensed Financial Statements           6-10

 Item 2. Management's Discussion and Analysis or Plan of Operation     11-12

 Item 3. Controls and Procedures                                          13

PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                 13

                                                                     Form 10-QSB
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (dollars in thousands)
                                                  August 31,        May 31,
                                                     2002             2002
                                                  (unaudited)       (audited)
                                                   ---------        ---------

ASSETS
------

Cash and cash equivalents                           $    379         $    708

Accounts receivable, net                               1,140            1,671

Prepaid expenses and other assets                        129              170
                                                   ---------        ---------

Total current assets                                   1,648            2,549
                                                   ---------        ---------

Property and equipment, net (Note B)                     297              330

Capitalized software costs, net                        8,986            9,371

Goodwill, net                                          2,197            2,197

Marketable securities                                    157              106

Other assets                                             146              143
                                                   ---------        ---------

TOTAL ASSETS                                        $ 13,431         $ 14,696
                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                    $    418         $    372

Accrued expenses                                         435              694

Deferred maintenance revenue                           2,261            2,642

Current portion of capital lease obligations              79               79

Current portion of long term debt                        714              714
                                                   ---------        ---------

Total current liabilities                              3,907            4,501
                                                   ---------        ---------

Capital lease obligations, net of current portion          9               23

Non-current deferred revenue                             459              459

Long-term debt, net of current portion                10,419           10,589
                                                   ---------        ---------

Total long-term debt                                  10,887           11,071
                                                   ---------        ---------

Stockholders' deficit (Note B)                        (1,363)            (876)
                                                   ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $ 13,431         $ 14,696
                                                   =========        =========

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    (in thousands, except for per share data)
                                                                                Three Months Ended
                                                                    -----------------------------------------
                                                                          August 31,            August 31,
                                                                             2002                  2001
                                                                       -------------          ------------
Revenue

  Products                                                             $         298          $        692

  Services                                                                     1,423                 1,747
                                                                       -------------          ------------
Total revenue                                                                  1,721                 2,439

Cost of products sold                                                              9                    20

Cost of services provided                                                         67                   141
                                                                       -------------          ------------

Gross margin                                                                   1,645                 2,278

Research and development expenses                                                334                   379

Selling, general and administrative                                            1,558                 2,012
                                                                       -------------          ------------

Loss from operations before interest expense and income taxes                   (247)                 (113)

Interest expense                                                                 285                   308
                                                                       -------------          ------------

Loss from operations before income taxes                                        (532)                 (421)

Provision for income taxes                                                         -                     -
                                                                       -------------          ------------

Net loss                                                               $        (532)         $       (421)
                                                                       =============          ============

Basic and diluted net loss per common share                            $       (0.04)         $      (0.04)
Weighted average common shares outstanding                                    12,205                10,742


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               (dollars in thousands)
                                                                                 Three Months Ended
                                                                       -----------------------------------
                                                                        August 31,              August 31,
                                                                           2002                    2001
                                                                       -------------          ------------
Cash flows from operating activities:
  Net loss                                                             $        (532)         $       (421)
                                                                       -------------          ------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                469                   815
Change in current assets and liabilities:
    Accounts receivable                                                          531                   531
    Unbilled costs and fees                                                        -                  (464)
    Prepaid expenses and other assets                                             41                   103
    Accounts payable and accrued expenses                                       (213)                 (455)
    Deferred maintenance revenue                                                (381)                 (771)
                                                                       -------------          ------------

Total adjustments                                                                447                  (241)
                                                                       -------------          ------------

Net cash used by operating activities                                            (85)                 (662)
                                                                       -------------          ------------

Cash flows used by investing activities:
     Purchase of marketable securities                                           (29)                    -
    Capital expenditures                                                         (31)                  (38)
                                                                       -------------          ------------

Net cash used by investing activities                                            (60)                  (38)
                                                                       -------------          ------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                           (14)                  (42)
   Repayments (proceeds) from line of credit agreements, net                    (170)                  421
                                                                       -------------          ------------

Net cash provided by financing activities                                       (184)                  379
                                                                       -------------          ------------

Decrease in cash and cash equivalents                                           (329)                 (321)

Cash and cash equivalents, beginning of period                                   708                 1,278
                                                                       -------------          ------------
Cash and cash equivalents, end of period                               $         379          $        957
                                                                       =============          ============

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2002 Annual Report on Form 10-K.

(B)   Details of certain balance sheet captions are as follows (000's):

                                                        August 31,      May 31,
                                                           2002           2002
                                                       (unaudited)
                                                      ------------     ---------

      Property and equipment                       $        3,599   $     3,568
      Accumulated depreciation
        and amortization                                  (3,302)       (3,238)
                                                      ------------     ---------
      Property and equipment, net                  $          297   $       330
                                                      ------------     ---------


      Common stock, $.10 par value                 $        1,274   $     1,274
      Capital in excess of par value                       19,544        19,544
      Accumulated deficit                                (20,451)      (19,919)
      Cumulative translation adjustment                     (143)         (166)
      Unrealized loss on marketable securities               (26)          (48)
      Less treasury stock                                 (1,561)       (1,561)
                                                      ------------     ---------
      Stockholders' deficit                        $      (1,363)   $     (876)
                                                      ------------     ---------

(C)   LOSS PER SHARE

      Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase 4,583 of common stock were excluded from the denominator for the computation of diluted earnings per share in the first quarter of fiscal 2002 because their inclusion would be antidilutive. There were no dilutive options outstanding for the first quarter of fiscal 2002.


                                                      August 31,      August 31,
                                                        2002            2001
                                                     (unaudited)     (unaudited)
                                                      ----------     ----------
      Basic weighted average shares outstanding
         during the quarter                           12,205,236     10,741,784
      Effect of employee stock options outstanding            --       --
                                                      ----------     ----------
      Diluted                                         12,205,236     10,741,784
                                                      ==========     ==========

                                                                     Form 10-QSB
                                                                          Page 7

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(D)   COMPREHENSIVE LOSS

      The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized loss on marketable securities. For the quarters ended at August 31, 2002 and 2001, the comprehensive loss was as follows (000's):

                                                  Three Months Ended August 31,
                                                    2002              2001
                                                   ------            ------
      Net loss                                     $ (532)           $ (421)

      Changes in:
      Foreign currency translation adjustment          23                 9

      Unrealized gain on marketable securities         22                --
                                                   ------            ------
      Comprehensive loss                           $ (487)           $ (412)
                                                   ======            ======

(E)   SEGMENT INFORMATION

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management computer solutions. The Company's operations are organized geographically with foreign offices in England, France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000's):

                                           Three Months Ended         Three Months Ended
                                               August 31,                  August 31,
         Revenue:                                2002                        2001
                                              (unaudited)                (unaudited)
                                         -----------------------------------------------
         North America                          $1,014                     $1,592
         Asia                                      225                        282
         Europe                                    505                        669
         Eliminations                              (23)                      (104)
                                                ------                     ------
         Consolidated Total                     $1,721                     $2,439
                                                ======                     ======


                                              August 31,                   May 31,
         Long-Lived Assets:                      2002                        2002
                                             (unaudited)
                                         -----------------------------------------------
         North America                         $11,616                     $12,050
         Europe                                    167                          97
                                                   ---                          --
         Consolidated Total                    $11,783                     $12,147
                                               =======                     =======

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(F)   NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, FASB issued SFAS 141, "Business Combination", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. For the Company, SFAS No. 142 was adopted for the first quarter of fiscal 2003 which began on June 1, 2002. Major provisions of these Statements and their effective dates for the Company are as follows:

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

      The Company adopted SFAS No. 142 prospectively on June 1, 2002. Accordingly, the Company ceased recording amortization of goodwill effective June 1, 2002. In addition, the Company is currently conducting the impairment testing required under SFAS No. 142. The following table presents the reported net loss and net loss per share data for the three months ended August 31, 2002 and 2001, as well as pro forma adjustments relating to the three months ended August 31, 2001, as if SFAS No. 142 had been adopted on June 1, 2001.

                                                  Three Months Ended
                                                   August 31 (000's)
                                               ------------------------
                                                2002              2001
                                               ------            ------
         Reported net loss                     $(532)            $(421)

         Add back: Goodwill amortization          --               254
                                               -----             -----

         Adjusted net earnings                 $(532)            $(167)
                                               ======            ======
         Basic and diluted earnings per
            share, as reported                 $(.04)            $(.04)
                                               ======            ======
         Basic and diluted earnings per
           share, pro forma                    $(.04)             $(.02)
                                               ======            ======

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. It replaces SFAS No. 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Company.

      In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The adoption of SFAS No. 145 did not have a material effect on the financial position or results of operations or retained earnings.

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

(G)   RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified to conform to the current year presentation. Research and development expense for the prior period included $479,000 of amortization and allocation of overhead cost that have been reclassified to selling, general and administrative expense to conform to the current year presentation. These reclassifications have no effect on the previously reported results of operations or retained earnings.

(H)   LIQUIDITY

      The Company has incurred significant net losses of $2.7 and $6.8 million over the last two fiscal years and a net loss of $532,000 for the current quarter. While more than half the net losses incurred in fiscal 2001 were composed of non-cash expenses, the losses were significant and were far below the business plan. Fiscal year 2002's results were dramatically

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      improved with net losses of only $2.7 million but, more importantly, positive cash results of approximately $548,000 from operations. This represented the first cash positive result since fiscal 1997 and was in line with the budget adopted by the Board of Directors at the beginning of the year. During fiscal 2002 the Company was also successful in negotiating financial settlements to several long term office leases in Indiana, Michigan and the United Kingdom. These settlements have been fully provided for in the results for fiscal 2001 and 2002. Despite these recent events, the Company remains dependent on its debt facilities with Greenleaf Capital to fund operations.

      Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2003, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities both through new products and acquisitions to grow its revenue base and its product offerings to its customers.

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

      RESULTS OF OPERATIONS

      Total revenue for the three-month period ended August 31, 2002 was $1.7 million as compared to $2.4 million for the same period in the prior fiscal year. This represents a decrease from the first quarter of fiscal 2002 to fiscal 2003 of $718,000 or 29%. Product revenue decreased by approximately $394,000 in the first quarter of fiscal 2003 as compared to the same period in the prior year or about 57%. Service revenue decreased by about $324,000 or 19% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

      Product revenue is composed of licensing our technology to end users. This decrease is the direct result of the ongoing extreme weakness in the worldwide manufacturing sector and the resulting impact on technology spending. This weakness in the current quarter was evident in all our geographic regions when compared to the prior year's Q1 license revenue with North America declining by 52%, Europe 69% and Asia 54%. Extreme weather conditions in Germany added to this downward pressure.

      Service revenue is composed of software maintenance on our proprietary software and revenue generated from services performed by our engineers such as installation, training and consulting. For the quarter ended August 31, 2002 software maintenance revenue on our proprietary technology was $1.4 million as compared to $1.6 million for the same period in the prior fiscal year. Service revenue in the current quarter was about $100,000 lower than in the same period in fiscal 2002 due to a significant consulting project in the prior year that has not recurred.

      Research and development expenditures for the first quarter of fiscal 2002 was approximately $334,000 as compared to $379,000 in fiscal 2002, a decrease of approximately 12%. R&D as a percent of revenue was 19% in the current fiscal quarter as compared to approximately 16% in the comparable quarter in fiscal 2002.

      Selling, general and administrative expenses totaled approximately $1.6 million in the first quarter of fiscal year 2002 as compared to $2.0 million in fiscal 2002, a decrease of approximately 23%. The reduced spending in SG&A in the current quarter as compared to the same quarter in fiscal 2002 was due to headcount reductions which accounted for about $200,000 of savings and the cessation of goodwill amortization in the current year related to the adoption of FAS 142 which reduced current quarter expenses by $254,000.

      Interest expense for the first quarter of fiscal year 2003 was $285,000 as compared to $308,000 for the same period in the prior fiscal year. The decrease in interest expense is due to lower average borrowings in the current quarter of approximately $250,000 as compared to the same period in the previous fiscal year and a lower average borrowing rate.

      The net loss for the current fiscal year was $532,000 as compared to $421,000 in the same period in fiscal 2002. The number of shares outstanding increased to 12.2 million as compared to 10.7 million. The net loss per share for both periods was $.04.

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CAPITAL RESOURCES AND LIQUIDITY


      The Company ended the first quarter of fiscal 2003 with cash of approximately $379,000, a decrease of $329,000 from year-end 2002. Operating activities used approximately $85,000 of cash during the first quarter. The net loss adjusted for non-cash expenditures related to amortization and depreciation used cash of $63,000. A net decrease in accounts receivable generated $531,000 and a slight reduction in other assets generated $41,000. The paydown of accounts payable and accrued expenses utilized $213,000 and the decrease in deferred revenue utilized $381,000.

      During the quarter, the Company purchased $31,000 of capital equipment and an additional 33,952 shares of Workgroup Technology Corporation ("WTC") shares in open market transactions for approximately $29,000. The Company also utilized approximately $184,000 to paydown its debt obligations during the quarter.

      The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2002, the Company had available borrowings on its debt facilities of approximately $2.2 million.

      The statements made above with respect to SofTech's outlook for fiscal 2003 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

                                                                     Form 10-QSB
                                                                         Page 13

                         SOFTECH, INC. AND SUBSIDIARIES


      ITEM 3.   CONTROLS AND PROCEDURES

      The Company's Chief Operating Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

      The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

      PART II.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

      Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)      Reports on Form 8-K

      There were no reports on Form 8-K filed during the three-month period ended August 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


      Date: OCTOBER 15, 2002                       /s/ Joseph P. Mullaney
           ------------------                      -----------------------------
                                                   Joseph P. Mullaney
                                                   President
                                                   Chief Operating Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph P. Mullaney, President and Chief Operating Officer of SofTech, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of SofTech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 15, 2002                     /s/ Joseph P. Mullaney
                                           ----------------------
                                           Joseph P. Mullaney
                                           President and Chief Operating Officer