Form 10QSB
period 2002-11-30
SOFTECH INC
filed 2003-01-14
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


 For the Quarter Ended                                 Commission File Number
 November 30, 2002                                              0-10665

                                  SOFTECH, INC.

 State of Incorporation                             IRS Employer Identification
    Massachusetts                                      04-2453033

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

                                 Yes X No _____

The number of shares outstanding of registrant's common stock at December 31, 2002 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX


PART I. Financial Information                                             Page Number
                                                                          -----------
 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets-
           November 30, 2002 (unaudited) and May 31, 2002                       3

         Consolidated Condensed Statements of Operations (unaudited)-
           Three Months Ended November 30, 2002 and
           2001                                                                 4

         Consolidated Condensed Statements of Operations (unaudited)-
           Six Months Ended November 30, 2002 and
           2001                                                                 5

         Consolidated Condensed Statements of Cash Flows (unaudited)-
           Six Months Ended November 30, 2002 and 2001                          6

         Notes to Consolidated Condensed Financial Statements                 7-14

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               15-20

 Item 3. Market Risk Quantitative and Qualitative Disclosures                  20

PART II. Other Information

 Item 5. Controls and Procedures                                               21

 Item 6. Exhibits and Reports on Form 8-K                                      21

                                                                     Form 10-QSB
                                                                          Page 3
PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         SOFTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      (dollars in thousands)
                                                     November 30,      May 31,
                                                        2002             2002
                                                    (unaudited)       (audited)
                                                   -------------     -----------
ASSETS
------

Cash and cash equivalents                              $  3,479        $    708

Accounts receivable, net                                  1,395           1,671

Prepaid expenses and other assets                           235             170
                                                   -------------     -----------

Total current assets                                      5,109           2,549
                                                   -------------     -----------

Property and equipment, net (Note B)                        240             330

Capitalized software costs, net                           8,601           9,371

Goodwill, net                                             2,197           2,197

Marketable securities                                       183             106

Other assets                                                143             143
                                                   -------------     -----------
TOTAL ASSETS                                           $ 16,473        $ 14,696
                                                   =============     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                       $    356        $    372

Accrued expenses                                            530             694

Deferred maintenance revenue                              1,898           2,642

Current portion of capital lease obligations                 65              79

Current portion of long term debt                         1,045             714
                                                   -------------     -----------

Total current liabilities                                 3,894           4,501
                                                   -------------     -----------

Capital lease obligations, net of current portion             7              23

Non-current deferred revenue                                459             459

Long-term debt, net of current portion                   13,603          10,589
                                                   -------------     -----------

Total long-term debt                                     14,069          11,071
                                                   -------------     -----------

Stockholders' deficit                                    (1,490)           (876)
                                                   -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $ 16,473        $ 14,696
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

                                                                                                       Form 10-QSB
                                                                                                            Page 4
                                  SOFTECH, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                          (in thousands, except for per share data)
                                                                                     Three Months Ended
                                                                          ----------------------------------------

                                                                            November 30,              November 30,
                                                                                2002                      2001
                                                                          --------------             -------------
Revenue

  Products                                                                 $        837               $       380

  Services                                                                        1,389                     1,609
                                                                          --------------             -------------

Total revenue                                                                     2,226                     1,989

Cost of products sold                                                                24                        28

Cost of services provided                                                            70                        45
                                                                          --------------             -------------

Gross margin                                                                      2,132                     1,916

Research and development expenses                                                   362                       413

Selling, general and administrative                                               1,692                     1,838
                                                                          --------------             -------------

Income (loss) from operations before interest expense and income taxes               78                      (335)

Interest expense                                                                    291                       288
                                                                          --------------             -------------

Loss before income taxes                                                           (213)                     (623)

Provision for income taxes                                                            -                         -
                                                                          --------------             -------------

Net loss                                                                   $       (213)              $      (623)
                                                                          ==============             =============

Basic and diluted net loss per common share                                $      (0.02)              $     (0.06)
Weighted average common shares outstanding                                       12,205                    10,742

See accompanying notes to consolidated condensed financial statements.

                                                                                                       Form 10-QSB
                                                                                                            Page 5

                                     SOFTECH, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                         (in thousands, except for per share data)
                                                                                      Six Months Ended
                                                                         -----------------------------------------
                                                                          November 30,               November 30,
                                                                              2002                       2001
                                                                          ------------               ------------
Revenue

  Products                                                                $     1,135                $     1,072

  Services                                                                      2,812                      3,356
                                                                          ------------               ------------

Total revenue                                                                   3,947                      4,428

Cost of products sold                                                              33                         48

Cost of services provided                                                         137                        186
                                                                          ------------               ------------

Gross margin                                                                    3,777                      4,194

Research and development expenses                                                 696                        792

Selling, general and administrative                                             3,250                      3,850
                                                                          ------------               ------------

Loss from operations before interest expense and income taxes                    (169)                      (448)

Interest expense                                                                  576                        596
                                                                          ------------               ------------

Loss before income taxes                                                         (745)                    (1,044)

Provision for income taxes                                                          -                          -
                                                                          ------------               ------------

Net loss                                                                  $      (745)               $    (1,044)
                                                                          ============               ============

Basic and diluted net loss per common share                               $     (0.06)               $     (0.10)
Weighted average common shares outstanding                                     12,205                     10,742


See accompanying notes to consolidated condensed financial statements.

                                                                                                 Form 10-QSB
                                                                                                      Page 6

                                 SOFTECH, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                              (dollars in thousands)
                                                                                 Six Months Ended
                                                                         -----------------------------------
                                                                         November 30,           November 30,
                                                                             2002                   2001
                                                                         ------------           ------------
Cash flows from operating activities:
  Net loss                                                               $     (745)            $   (1,044)
                                                                         ------------           ------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                               977                  1,539
Change in current assets and liabilities:
    Accounts receivable                                                         276                    363
    Prepaid expenses and other assets                                           (65)                   (50)
    Accounts payable and accrued expenses                                      (180)                  (561)
    Deferred maintenance revenue                                               (744)                  (468)
                                                                         ------------           ------------

Total adjustments                                                               264                    823
                                                                         ------------           ------------

Net cash used by operating activities                                          (481)                  (221)
                                                                         ------------           ------------
Cash flows used by investing activities:
    Purchase of marketable securities                                           (29)                     -
    Capital expenditures                                                        (33)                    (5)
                                                                         ------------           ------------

Net cash used by investing activities                                           (62)                    (5)

Cash flows from financing activities:
   Principal payments under capital lease obligations                           (31)                   (24)
   Proceeds from line of credit agreements, net                               3,345                    132
                                                                         ------------           ------------

Net cash provided by financing activities                                     3,314                    108
                                                                         ------------           ------------

Increase (decrease) in cash and cash equivalents                              2,771                   (118)

Cash and cash equivalents, beginning of period                                  708                  1,278
                                                                         ------------           ------------

Cash and cash equivalents, end of period                                  $   3,479             $    1,160
                                                                         ============           ============
Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                                         565                    585
          Income Taxes Paid                                                       0                      0

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

(B)  SIGNIFICANT ACCOUNTING POLICIES

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

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of May 31, 2002.

     The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     impairment test is not required to be completed. These valuations contain certain assumptions concerning estimated future revenues and future expenses for each of our two product lines, Cadra and AMT, using our fiscal 2003 budget as the baseline. For Cadra, we projected that annual revenue would decrease at rates between 1.7% and 2.4% and expenses would increase at annual rates of about 1.5%. For AMT, we projected annual revenue would increase at annual rates between 2.5% and 3.3% and that expenses would increase at annual rates of about 1.5%. No additional revenue was projected for new product offerings for either product line. Should actual results differ from these estimates, an impairment charge may be necessary in subsequent periods. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

     The Company did not record expense related to the amortization of goodwill during the three and six months ended November 30, 2002. The Company has determined that all of its intangible assets (other than goodwill) have finite lives and, therefore, the Company has continued to amortize its intangible assets. The following table presents the reported net loss and net loss per share data for the three and six month periods ended November 30, 2002 and 2001, as well as pro forma adjustments relating to the three and six month periods ended November 30, 2002 and 2001, as if SFAS No. 142 had been adopted on June 1, 2001.

                                                Three Months Ended
                                                November 30 (000's)
                                                    (unaudited)
                                               ---------------------
                                                2002          2001
                                                ----          ----
     Reported net loss                         $(213)        $(623)
     Add back: Goodwill amortization              --           290
                                               -----         -----
     Adjusted net loss                         $(213)        $(333)
                                               =====         =====
     Basic and diluted loss per
        share, as reported                     $(.02)        $(.06)
                                               =====         =====
     Basic and diluted loss per
       share, as adjusted                      $(.02)        $(.03)
                                               =====         =====

                                                 Six Months Ended
                                                November 30 (000's)
                                                    (unaudited)
                                               ---------------------
                                               2002           2001
                                               ----           ----
         Reported net loss                     $(745)      $(1,044)
         Add back: Goodwill amortization          --           514
                                               -----          ----
         Adjusted net loss                     $(745)        $(530)
                                               =====         =====
         Basic and diluted loss per
            share, as reported                 $(.06)        $(.10)
                                               =====         =====
         Basic and diluted loss per
           share, as adjusted                  $(.06)        $(.05)
                                               =====         =====

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     LONG-LIVED ASSETS:

     The Company periodically reviews the carrying value of all intangible assets with a finite life (primarily capitalized software costs) and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations.

     FOREIGN CURRENCY TRANSLATION:

     The functional currency of the Company's foreign operations (France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the allowance for doubtful accounts, valuation of long lived assets including goodwill and intangibles (capitalized software costs) and deferred tax assets. Actual results could differ from those estimates.

(C)  LIQUIDITY

     The Company ended the first half of fiscal 2003 with cash of approximately $3.5 million. Operating activities used approximately $481,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation provided cash of $232,000. A net decrease in accounts receivable generated an additional $276,000. The paydown of accounts payable and accrued expenses utilized $180,000 and the decrease in deferred revenue resulted in an additional reduction of $744,000.

     Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2003, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

     During the first six months of fiscal 2003, the Company purchased $33,000 of capital equipment and an additional 33,952 shares of Workgroup Technology Corporation ("WTC") shares in open market transactions for approximately $29,000 prior to commencement of the Tender Offer in mid-November. The Company drew down additional funds, net of repayments, of $3.3 million under its Promissory Note with Greenleaf Capital in order to provide sufficient capital to acquire WTC.

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2002, the Company had available borrowings on its debt facilities of approximately $3.4 million.

(D)  Details of certain balance sheet captions are as follows (000's):

                                                      November 30,     May 31,
                                                          2002          2002
                                                      (unaudited)     (audited)
                                                     -------------   -----------

     Property and equipment                        $        3,601   $      3,568
     Accumulated depreciation
       and amortization                                   (3,361)        (3,238)
                                                     -------------   -----------
     Property and equipment, net                   $          240   $        330
                                                     -------------   -----------


     Common stock, $.10 par value                  $        1,274   $      1,274
     Capital in excess of par value                        19,544         19,544
     Accumulated deficit                                 (20,664)       (19,919)
     Cumulative translation adjustment                      (154)          (166)
     Unrealized gain(loss)on marketable securities            71            (48)

     Less treasury stock                                  (1,561)        (1,561)
                                                     -------------   -----------
     Stockholders' deficit                         $      (1,490)   $      (876)
                                                     -------------   -----------

(E)  LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2003 and 2002 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below:

                                                  For the Three Month Periods Ended
                                                    November 30,      November 30,
                                                       2002               2001
                                                    (unaudited)       (unaudited)
                                                  --------------    ---------------
     Basic weighted average shares outstanding       12,205,236        10,741,784
     Effect of employee stock options outstanding            --                --
                                                     ----------        ----------
     Diluted                                         12,205,236        10,741,784
                                                     ==========        ==========

                                                  For the Six Month Periods Ended
                                                    November 30,      November 30,
                                                        2002              2001
                                                     (unaudited)     (unaudited)
                                                  --------------    ---------------

     Basic weighted average shares outstanding       12,205,236        10,741,784
     Effect of employee stock options outstanding            --                --
                                                     ----------        ----------
     Diluted                                         12,205,236        10,741,784
                                                     ==========        ==========

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(F)  COMPREHENSIVE LOSS

     The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain on marketable securities. For the three and six month periods ended at November 30, 2002 and 2001, the comprehensive loss was as follows (000's):

                                                Three Month Periods Ended November 30,
                                                       2002                2001
                                                   (unaudited)          (unaudited)
                                                   -----------          -----------

     Net loss                                        $ (213)              $ (623)

     Changes in:
     Foreign currency translation adjustment            (12)                  (4)

     Unrealized gain on marketable securities            97                   --
                                                     -------              -------
     Comprehensive loss                              $ (128)              $ (627)
                                                     =======              =======

                                                 Six Month Periods Ended November 30,
                                                       2002                2001
                                                   (unaudited)          (unaudited)
                                                   -----------          -----------
     Net loss                                        $ (745)              $ (1,044)

     Changes in:
     Foreign currency translation adjustment             12                      5

     Unrealized gain on marketable securities           119                     --
                                                     ------               --------
     Comprehensive loss                              $ (614)              $ (1,039)
                                                     ======               ========

(G)  SEGMENT INFORMATION

     The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management computer solutions. The Company's operations are organized geographically with foreign offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000's):

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                            Three Months Ended          Three Months Ended
                                               November 30,                November 30,
    Revenue:                                       2002                        2001
                                                (unaudited)                (unaudited)
                                       -----------------------------------------------------
    North America                                 $1,251                      $1,252
    Asia                                             279                         240
    Europe                                           904                         567
    Eliminations                                    (208)                        (70)
                                                 --------                    --------
    Consolidated Total                            $2,226                      $1,989
                                                 ========                    ========

                                             Six Months Ended            Six Months Ended
                                               November 30,                November 30,
    Revenue:                                       2002                        2001
                                                (unaudited)                (unaudited)
                                       -----------------------------------------------------
    North America                                 $2,300                      $2,836
    Asia                                             469                         530
    Europe                                         1,409                       1,236
    Eliminations                                    (231)                       (174)
                                                 --------                    --------
    Consolidated Total                            $3,947                      $4,428
                                                 ========                    ========

                                               November 30,                  May 31,
    Long-Lived Assets:                             2002                        2002
                                               (unaudited)                  (audited)
                                       -----------------------------------------------------
    North America                                $11,212                     $12,050
    Europe                                           152                          97
                                                 --------                    --------
    Consolidated Total                           $11,364                     $12,147
                                                 ========                    ========

(H)  NEW ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We do not expect the transition provisions to have any effect on our financial position, results of operations or cash flows.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

                                                                     Form 10-QSB
                                                                         Page 13

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others.

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements the year ended May 31, 2003. We are currently evaluating the impact of FIN 45 on our financial statements and related disclosures.

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

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

(I)  RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year presentation. Research and development expense for the three and six month periods ended November 30, 2001included $412,000 and $891,000, respectively, of amortization and allocation of overhead cost that have been reclassified to selling, general and administrative expense to conform to the current year presentation. These reclassifications have no effect on the previously reported results of operations or retained earnings.

(J)  AMENDMENT TO PROMISSORY NOTE

     On November 8, 2002, the Company amended its Promissory Note with Greenleaf Capital, Inc. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0% (currently 7.25%). This amendment was entered into in order to provide the Company sufficient capital to complete the acquisition of Workgroup Technology Corporation (see Note K). The Promissory Note expires on June 12, 2007.

(K)  SUBSEQUENT EVENT

     On December 18, 2002, the Company successfully closed on a cash tender offer ("Offer") to acquire the outstanding shares common stock of Workgroup Technology Corporation (WTC) at a price of $2.00 per share. Approximately
     1.5 million shares of WTC common stock were purchased by the Company under the Offer, which, together with the shares owned by SofTech represents approximately 89% of the outstanding shares of WTC. On January 2, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission which provides additional information regarding this event.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

     The statements made below with respect to SofTech's outlook for fiscal 2003 and beyond represent "forward looking statements" within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's CAD and CAM technologies, potential unfavorable outcome to existing litigation, maintaining existing relationships with the Company's lenders, remaining in compliance with debt covenants, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

     Critical Accounting Policies and Significant Judgements and Estimates
     ---------------------------------------------------------------------

     The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The Company's significant accounting policies are described in Note A to the Company's consolidated financial statements, contained in its May 31, 2002 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

     Estimating Allowances for Doubtful Accounts Receivable
     ------------------------------------------------------

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

     Valuation of Long-lived and Intangible Assets
     ---------------------------------------------

     We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses for each of our two product lines, Cadra and AMT, using our fiscal 2003 budget as the baseline. For Cadra, we projected that annual revenue would decrease at rates between 1.7% and 2.4% and expenses would increase at annual rates of about 1.5%. For AMT, we projected annual revenue would increase at annual rates between 2.5% and 3.3% and that expenses would increase at annual rates of about

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

     1.5%. No additional revenue was projected for new product offerings for either product line.We have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

     Valuation of Goodwill
     ---------------------

     Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of May 31, 2002.

     The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

     Valuation of Deferred Tax Assets
     --------------------------------

     We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets is currently fully reserved.

     Results of Operations
     ---------------------

     Total revenue for the three and six month periods ended November 30, 2002 were $2.2 million and $3.9 million, respectively, compared to $2.0 million and $4.4 million for the same periods in the prior fiscal year. This represents an increase in total revenue of about $237,000 or 12% for Q2 FY2003 compared to the same period in fiscal 2002 and a decrease in revenue of about $481,000 or 11% for the first half of fiscal 2003 compared to the same period in fiscal 2002. Product revenue increased by approximately $457,000 in Q2 fiscal 2003 as compared to the same period in the prior year or about 120% and increased about $63,000 or 6% for the first half of fiscal 2003 as compared to the same period in fiscal 2002. Service revenue decreased by about $220,000 or 14% in the second quarter of fiscal 2003 as compared to the same period of fiscal 2002 and decreased by $544,000 or 11% in the first half of fiscal 2003 compared to the same period in fiscal 2002.

                                                                     Form 10-QSB
                                                                         Page 17

                         SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Total revenue for Q2 2003 as compared to the same period in fiscal 2002 was up 59% in Europe, 16% in Asia and flat in North America. For the first half of fiscal 2003 as compared to the same period in fiscal 2002, total revenue was up 14% in Europe, down 12% in Asia and down 19% in North America.

     Product revenue is composed of licensing our technology to end users. The manufacturing marketplace that is served by our technology offerings has been in a prolonged slump that has resulted in greatly reduced capital spending especially on technology. The second quarter 2003 results improved greatly as compared to the same period of fiscal 2002 and did so in all geographies. North America and Asia production doubled and Europe was up 185%. Year to date 2003 as compared to 2002, North America and Asia product revenue production was down about 5% but Europe's production increased 39%.

     Service revenue is composed of software maintenance on our proprietary software and revenue generated from services performed by our engineers such as installation, training and consulting. Service revenue decreased by $220,000 and $544,000 for the three and six month periods ended November 30, 2002, respectively, as compared to the same periods in the prior fiscal year. This represented a decrease of 14% and 16% for the three and six month periods ended November 30, 2002, respectively, as compared to the same periods in the prior year. The decrease for the both the quarter and the first half of fiscal 2003 as compared to the same periods in the prior year was due to a 16% reduction in North American maintenance revenue for our Cadra product line and a 24% reduction in our CAM product line. In addition, a large implementation project ended in Q1 of fiscal 2002 that had contributed about $100,000 of additional service revenue in that period. The decline in North American maintenance revenue was due partly to the very difficult economic conditions in the manufacturing sector and the loss a significant AMT product line customer in Q1 of fiscal 2002.

     Research and development expenditures for the three and six month periods ended November 30, 2002 were $362,000 and $696,000, respectively, as compared to $413,000 and $792,000 in fiscal 2002. These small decreases in spending reflect an overall reduction of approximately two full time equivalents.

     Selling, general and administrative expenses totaled approximately $1.7 million and $3.3 million for the three and six month periods ended November 30, 2002, respectively. The SG&A spending in the same periods in fiscal 2002 totaled $1.8 million and $3.9 million. The cessation of goodwill amortization in the current year related to the adoption of FAS 142 reduced SG&A expenses by $290,000 and $514,000 for the three and six month periods ended November 30, 2002 and is the primary explanation for the change.

     Interest expense for the three and six months ended November 30, 2002 were not significantly different from the expenses incurred for the comparable periods in fiscal 2002. The Company did draw additional funds totaling $3.5 million under its amended line of credit in November for the purpose of completing the acquisition of WTC, however, the impact on interest expense was negligible given the borrowings were outstanding for only the last eight (8) days of the period.

     The net loss for the three and six month periods ended November 30, 2002 was $213,000 and $745,000 as compared to $623,000 and $1,044,000 for the same periods in fiscal 2002. The number of shares

                                                                     Form 10-QSB
                                                                         Page 18

                         SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     outstanding for each of the periods in fiscal 2003 were 12.2 million as compared to 10.7 million in each of the periods in fiscal 2002. The net loss per share for the three and six month periods ended November 30, 2002 was $.02 and $.06, respectively, as compared to the net loss per share of $.06 and $.10 for the same periods in fiscal 2002.

     Capital Resources and Liquidity
     -------------------------------

     The Company ended the first half of fiscal 2003 with cash of approximately $3.5 million. Operating activities used approximately $481,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation provided cash of $232,000. A net decrease in accounts receivable generated an additional $276,000. The paydown of accounts payable and accrued expenses utilized $180,000 and the decrease in deferred revenue resulted in an additional reduction of $744,000.

     Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2003, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

     During the first six months of fiscal 2003, the Company purchased $33,000 of capital equipment and an additional 33,952 shares of Workgroup Technology Corporation ("WTC") shares in open market transactions for approximately $29,000 prior to commencement of the Tender Offer in mid-November. The Company drew down additional funds, net of repayments, of $3.3 million under its Promissory Note with Greenleaf Capital in order to provide sufficient capital to acquire WTC.

     The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2002, the Company had available borrowings on its debt facilities of approximately $3.4 million.

     NEW ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We do not expect the transition provisions to have any effect on our financial position, results of operations or cash flows.

                                                                     Form 10-QSB
                                                                         Page 19

                         SOFTECH, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

     FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others.

     FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements the year ended May 31, 2003. We are currently evaluating the impact of FIN 45 on our financial statements and related disclosures.

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

                                                                     Form 10-QSB
                                                                         Page 20

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     ------------------------------------------------------------------

     We face exposure to financial market risks, including adverse movements and changes in interest rates. We conduct operations in Europe (Germany, Italy and France) where the local currency is the Euro and we are therefore subject to risk with regard to currency rate changes. In addition, we have a substantial long term debt obligation. Our borrowing rate is set at Prime Rate plus 3. A change in the Prime Rate of 50 Basis points would change our annual interest expense by approximately $73,000.

                                                                     Form 10-QSB
                                                                         Page 21

                         SOFTECH, INC. AND SUBSIDIARIES


     PART II. OTHER INFORMATION

     Item 5. Controls and Procedures
     -------------------------------

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

     Item 6. Exhibits and Reports on Form 8-K
     ----------------------------------------

     (a)     Exhibits

     Certification Issued Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed during the three-month period ended November 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


     Date:  January 14, 2003                   /s/ Joseph P. Mullaney
          ------------------                   ----------------------
                                               Joseph P. Mullaney
                                               President
                                               Chief Operating Officer

                                  SOFTECH, INC.
                                2 Highwood Drive
                               Tewksbury, MA 01876

Certification Issued Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Joseph P. Mullaney, President and Chief Operating Officer of SofTech, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SofTech, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 14, 2003                   /s/ Joseph P. Mullaney
          ------------------                   ----------------------
                                               Joseph P. Mullaney
                                               President
                                               Chief Operating Officer

                                  SofTech, Inc.
                                2 Highwood drive
                               Tewksbury, MA 01876


(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, Joseph P. Mullaney, certify that:

1.   I am the President and Chief Operating Officer of SofTech, Inc.

2. I have read the quarterly report of SofTech, Inc. filed on Form 10-Q for the quarter ending November 30, 2002 (the "Report"), including the financial statements contained in the Report.

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of SofTech, Inc. for and as of the period described.

     Date:  January 14, 2003                   /s/ Joseph P. Mullaney
          ------------------                   ----------------------
                                               Joseph P. Mullaney
                                               President
                                               Chief Operating Officer