Form 10QSB
period 2003-02-28
SOFTECH INC
filed 2003-04-14
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


 For the Quarter Ended                                 Commission File Number
 February 28,2003                                              0-10665

                                  SOFTECH, INC.

 State of Incorporation                             IRS Employer Identification
     Massachusetts                                            04-2453033

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

The number of shares outstanding of registrant's common stock at March 31, 2003 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX


PART I. Financial Information                                             Page Number
                                                                          -----------
 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets-
           February 28, 2003 (unaudited) and May 31, 2002                       3

         Consolidated Condensed Statements of Operations (unaudited)-
           Three Months Ended February 28, 2003 and
           2002                                                                 4

         Consolidated Condensed Statements of Operations (unaudited)-
           Nine Months Ended February 28, 2003 and
           2002                                                                 5

         Consolidated Condensed Statements of Cash Flows (unaudited)-
           Nine Months Ended February 28, 2003 and 2002                         6

         Notes to Consolidated Condensed Financial Statements                7-15

 Item 2. Management's Discussion and Analysis of Operations                 16-20

 Item 3. Controls and Procedures                                               21

PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                      21

                                                                   Form 10-QSB
                                                                        Page 3

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     (dollars in thousands)
                                                    February 28,      May 31,
                                                      2003             2002
                                                   (unaudited)       (audited)
                                                   ----------       ----------
ASSETS
------

Cash and cash equivalents                            $  1,074         $    708

Accounts receivable, net                                2,951            1,671

Prepaid expenses and other assets                         169              170
                                                   ----------       ----------

Total current assets                                    4,194            2,549
                                                   ----------       ----------

Property and equipment, net (Note B)                      252              330

Capitalized software costs, net                         8,216            9,371

Identifiable intangible purchased assets, net           2,750                -

Goodwill, net                                           4,370            2,197

Marketable securities                                       -              106

Other assets                                              143              143
                                                   ----------       ----------

TOTAL ASSETS                                         $ 19,925         $ 14,696
                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                        $ 524            $ 372

Accrued expenses                                        1,909              694

Deferred maintenance revenue                            4,370            2,642

Current portion of capital lease obligations               58               79

Current portion of long term debt                       1,099              714
                                                   ----------       ----------

Total current liabilities                               7,960            4,501
                                                   ----------       ----------

Capital lease obligations, net of current portion           -               23

Non-current liabilities                                   774              459

Long-term debt, net of current portion                 13,313           10,589
                                                   ----------       ----------

Total long-term liabilities                            14,087           11,071
                                                   ----------       ----------

Stockholders' deficit                                  (2,122)            (876)
                                                   ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 19,925         $ 14,696
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

                                                                                                        Form 10-QSB
                                                                                                             Page 4

                                        SOFTECH, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                         (in thousands, except for per share data)
                                                                                     Three Months Ended
                                                                         ------------------------------------------
                                                                           February 28,               February 28,
                                                                               2003                       2002
                                                                         ----------------           ---------------
Revenue

  Products                                                               $           989            $          674

  Services                                                                         2,167                     1,599
                                                                         ----------------           ---------------

Total revenue                                                                      3,156                     2,273

Cost of products sold                                                                 16                        10

Cost of services provided                                                            332                        35
                                                                         ----------------           ---------------

Gross margin                                                                       2,808                     2,228

Research and development expenses                                                    706                       350

Selling, general and administrative                                                2,282                     2,145
                                                                         ----------------           ---------------

Income (loss) from operations before interest expense and income taxes              (180)                     (267)

Interest expense                                                                     314                       324
                                                                         ----------------           ---------------

Loss from operations before income taxes                                            (494)                     (591)

Provision for income taxes                                                             -                         -
                                                                         ----------------           ---------------

Net loss                                                                 $          (494)           $         (591)
                                                                         ================           ===============

Basic and diluted net loss per common share                              $         (0.04)           $        (0.06)
Weighted average common shares outstanding                                        12,205                    10,742

See accompanying notes to consolidated condensed financial statements.

                                                                                                        Form 10-QSB
                                                                                                             Page 5

                                         SOFTECH, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                         (in thousands, except for per share data)
                                                                                     Nine Months Ended
                                                                         ------------------------------------------
                                                                           February 28,               February 28,
                                                                               2003                       2002
                                                                         ----------------           ---------------
Revenue

  Products                                                               $         2,124            $        1,746

  Services                                                                         4,979                     4,955
                                                                         ----------------           ---------------

Total revenue                                                                      7,103                     6,701

Cost of products sold                                                                 49                        58

Cost of services provided                                                            469                       221
                                                                         ----------------           ---------------

Gross margin                                                                       6,585                     6,422

Research and development expenses                                                  1,402                     1,146

Selling, general and administrative                                                5,532                     5,991
                                                                         ----------------           ---------------

Loss from operations before interest expense and income taxes                       (349)                     (715)

Interest expense                                                                     890                       920
                                                                         ----------------           ---------------

Loss from operations before income taxes                                          (1,239)                   (1,635)

Provision for income taxes                                                             -                         -
                                                                         ----------------           ---------------

Net loss                                                                 $        (1,239)           $       (1,635)
                                                                         ================           ===============

Basic and diluted net loss per common share                              $         (0.10)           $        (0.15)
Weighted average common shares outstanding                                        12,205                    10,742

See accompanying notes to consolidated condensed financial statements.

                                                                                                     Form 10-QSB
                                                                                                          Page 6

                                       SOFTECH, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                 (dollars in thousands)
                                                                                    Nine Months Ended
                                                                           -------------------------------------
                                                                           February 28,             February 28,
                                                                               2003                    2002
                                                                           ------------             ------------
Cash flows from operating activities:
  Net loss                                                                 $     (1,239)            $     (1,635)
                                                                           ------------             ------------
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                                 1,703                    2,304
Change in current assets and liabilities:
    Accounts receivable                                                            (900)                    (538)
    Prepaid expenses and other assets                                               134                      (14)
    Accounts payable and accrued expenses                                           706                     (763)
    Deferred maintenance revenue                                                    285                      421
                                                                           ------------             ------------

Total adjustments                                                                 1,928                    1,410
                                                                           ------------             ------------

Net cash provided (used) by operating activities                                    689                     (225)
                                                                           ------------             ------------

Cash flows used by investing activities:
     Payments for business acquisition, net of cash acquired                     (3,305)                       -
    Capital expenditures                                                            (83)                      (3)
                                                                           ------------             ------------

Net cash used by investing activities                                            (3,388)                      (3)
                                                                           ------------             ------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                              (44)                     (41)
   Proceeds from line of credit agreements, net                                   3,109                      129
                                                                           ------------             ------------

Net cash provided by financing activities                                         3,065                       88
                                                                           ------------             ------------

Increase (decrease) in cash and cash equivalents                                    366                     (140)

Cash and cash equivalents, beginning of period                                      708                      548
                                                                           ------------             ------------

Cash and cash equivalents, end of period                                   $      1,074             $        408
                                                                           ============             ============
Supplemental Disclosures of Cash Flow Information:
          Interest Paid                                                             890                      920
          Income Taxes Paid                                                          11                        0

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 7

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2002 Annual Report on Form 10-KSB.

(B)  SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION:

     The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. To the extent that obligations exist for other services, the Company allocates revenue between the license and the services based upon their relative fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

     CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

     The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years.

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill ceased as of May 31, 2002.

     The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value of each of the reporting units based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. These valuations contain certain assumptions concerning estimated future revenues and future expenses for each of our two product lines, Cadra and AMT, using our fiscal 2003 budget as the baseline. For Cadra, we projected that annual revenue would decrease at rates between 1.7% and 2.4% and expenses would increase at annual rates of about 1.5%. For AMT, we projected annual revenue would increase at annual rates between 2.5% and 3.3% and that expenses would increase at annual rates of about 1.5%. No additional revenue was projected for new product offerings for either product line. Should actual results differ from these estimate, an impairment charge may be necessary in subsequent periods. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The Company did not record expense related to the amortization of goodwill during the three and nine months ended February 28, 2003. The Company has determined that all of its intangible assets (other than goodwill) have finite lives and, therefore, the Company has continued to amortize its intangible assets.

                                                   Three Months Ended
                                             February 28 (000's) (unaudited)
                                             -------------------------------
                                                2003                2002
                                               ------              ------
     Reported net loss                         $(494)              $(591)
     Add back: Goodwill amortization              --                 258
                                               -----                ----
     Adjusted net loss                         $(494)              $(333)
                                               =====               =====
     Basic and diluted loss per
        share, as reported                     $(.04)              $(.06)
                                               =====               =====
     Basic and diluted loss per
       share, as adjusted                      $(.04)              $(.03)
                                               =====               =====

                                                    Nine Months Ended
                                             February 28 (000's) (unaudited)
                                             -------------------------------
                                                2003                2002
                                               ------              ------
     Reported net loss                        $(1,239)            $(1,635)
     Add back: Goodwill amortization               --                 772
                                              -------             -------
     Adjusted net loss                        $(1,239)            $  (863)
                                              =======             =======
     Basic and diluted loss per
        share, as reported                    $  (.10)            $  (.15)
                                              =======             =======
     Basic and diluted loss per
       share, as adjusted                     $  (.10)            $  (.08)
                                              =======             =======

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

(C)  LIQUIDITY

     The Company ended the first nine months of fiscal 2003 with cash of approximately $1.1 million of which $215,000 is restricted. Operating activities provided approximately $689,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation provided cash of $464,000. An increase in accounts receivable used $900,000, a decrease in prepaid and other assets provided $134,000 and an increase in liabilities provided approximately $991,000.

     These funds provided from operations together with additional borrowings, net of repayments, of about $3.1 million under the Company's debt facilities were utilized to purchase the shares of Workgroup Technology Corporation ("WTC") as described under Note K.

     Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2003, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

     The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. With the completion of the WTC acquisition, the Company amended its lease for office space at its headquarters in Tewksbury, Massachusetts. As part of that amendment, the Company provided the lessor with a letter of guarantee from a commercial bank for $375,000. At February 28, 2003, the Company had available borrowings on its debt facilities of approximately $3.2 million.

(D)  Details of certain balance sheet captions are as follows (000's):

                                                February 28,        May 31,
                                                    2003             2002
                                                (unaudited)       (audited)
                                                ------------     -----------

     Property and equipment                    $     3,723      $     3,568
     Accumulated depreciation
       and amortization                             (3,471)          (3,238)
                                                ------------     -----------
     Property and equipment, net               $       252      $       330
                                                ------------     -----------

     Common stock, $.10 par value              $     1,274      $     1,274
     Capital in excess of par value                 19,544           19,544
     Accumulated deficit                           (21,158)         (19,919)
     Cumulative translation adjustment                (221)            (166)
     Unrealized loss on marketable securities            -              (48)
     Less treasury stock                            (1,561)          (1,561)
                                                ------------     -----------
     Stockholders' deficit                     $    (2,122)     $      (876)
                                                ------------     -----------

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

                                                  For the Three Month Periods Ended
                                                    February 28,      February 28,
                                                       2003               2002
                                                    (unaudited)        (unaudited)
                                                  --------------    ---------------
     Basic weighted average shares outstanding       12,205,236        10,741,784
     Effect of employee stock options outstanding            --                --
                                                     ----------        ----------
     Diluted                                         12,205,236        10,741,784
                                                     ==========        ==========

                                                  For the Nine Month Periods Ended
                                                    February 28,      February 28,
                                                        2003              2002
                                                     (unaudited)      (unaudited)
                                                  --------------    ---------------

     Basic weighted average shares outstanding       12,205,236        10,741,784
     Effect of employee stock options outstanding            --                --
                                                     ----------        ----------
     Diluted                                         12,205,236        10,741,784
                                                     ==========        ==========

(F)  COMPREHENSIVE LOSS

     The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three and nine month periods ended at February 28, 2003 and 2002, the comprehensive loss was as follows (000's):

                                                Three Month Periods Ended February 28,
                                                       2003                2002
                                                   (unaudited)          (unaudited)
                                                   -----------          -----------

     Net loss                                        $ (494)              $ (591)
     Changes in:
     Foreign currency translation adjustment            (67)                  12
     Unrealized loss on marketable securities            (4)                  --
                                                     -------              -------
     Comprehensive loss                              $ (565)              $ (579)
                                                     =======              =======

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                 Nine Month Periods Ended February 28,
                                                       2003                2002
                                                   (unaudited)          (unaudited)
                                                   -----------          -----------
     Net loss                                        $ (1,239)            $ (1,635)
     Changes in:
     Foreign currency translation adjustment              (56)                  17
     Unrealized gain on marketable securities              73                   --
                                                     ---------           ----------
     Comprehensive loss                              $ (1,222)            $ (1,618)
                                                     =========           ==========

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

                                             Three Months Ended          Three Months Ended
                                                February 28,                February 28,
     Revenue:                                       2003                        2002
                                                 (unaudited)                (unaudited)
                                        ------------------------------ -----------------------
     North America                                 $2,625                      $1,306
     Asia                                             280                         466
     Europe                                           522                         578
     Eliminations                                    (271)                        (77)
                                                   ------                      ------
     Consolidated Total                            $3,156                      $2,273
                                                   ======                      ======

                                              Nine Months Ended          Nine Months Ended
                                                February 28,                February 28,
     Revenue:                                       2003                        2002
                                                 (unaudited)                (unaudited)
                                        ------------------------------ -----------------------
     North America                                 $4,925                      $4,142
     Asia                                             749                         996
     Europe                                         1,931                       1,814
     Eliminations                                    (502)                       (251)
                                                   ------                      ------
     Consolidated Total                            $7,103                      $6,701
                                                   ======                      ======

                                                February 28,                  May 31,
     Long-Lived Assets:                             2003                        2002
                                                 (unaudited)                 (audited)
                                        ------------------------------ -----------------------
     North America                                $15,536                     $12,050
     Europe                                           195                          97
                                                  -------                     -------
     Consolidated Total                           $15,731                     $12,147
                                                  =======                     =======

(H)  NEW ACCOUNTING PRONOUNCEMENTS

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS 148 on our financial statements and related disclosures.

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

     In January 2003 the FASB issued FIN 46, an interpretation of accounting Research Bulletin No. 51, Consolidating Financial statements. FIN 46 addresses consolidating by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively negates such risk dispersion. FIN 46 applies immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. Management believes that it does not have a variable interest in an entity that is not consolidated in its financial position or its results of operations.

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

(I)  RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year presentation. Research and development expense for the three and nine month periods ended February 28, 2002 included $527,000 and $1,414,000, respectively, of amortization and allocation of overhead cost that have been reclassified to selling, general and administrative expense to conform to the current year presentation. These reclassifications have no effect on the previously reported results of operations or retained earnings.

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

(K)  ACQUISITION

     On December 18, 2002, the Company closed its all cash tender offer ("Offer") for all of the outstanding shares of common stock of Workgroup Technology Corporation, a Delaware corporation ("WTC"), at a price of $2.00 per share. WTC is a publicly traded company listed on the Over the Counter Bulletin Board. WTC develops, supports and markets a software product to mechanical CAD ("Computer Aided Design") users that allows them to manage their design models. Its product offerings are compatible with SofTech's.

     A total of 1,505,958 shares of WTC's common stock were tendered in the Offer, which, together with shares beneficially owned by SofTech prior to commencement of the Offer, represents approximately 88.8% of WTC's outstanding common stock. The source of the funds used to purchase the tendered shares under the Offer were borrowed from Greenleaf Capital, Inc., SofTech's principal stockholder, under an amended Promissory Note arrangement which increased the Company's available borrowings (See Note
     J).

     The Offer was made pursuant to an Agreement and Plan of Merger, dated as of November 13, 2002, among WTC, SofTech and SofTech Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SofTech formed for the purpose of making the Offer.

     The aggregate purchase price for WTC was approximately $4.1 million including costs associated with completing the Offer. SofTech assumed net liabilities in the transaction of approximately $1.1 million bringing the total consideration paid to approximately $5.2 million. A third party appraisal of the long-lived assets of WTC was performed subsequent to the transaction and a draft report has been issued. The draft valuation report is being reviewed and evaluated at this time. Our preliminary conclusion based on this draft valuation report is that approximately $3.0 million of purchase price will be allocated to identifiable intangible assets such as contracts and technology acquired. These identifiable intangible assets will be amortized over their estimated useful lives of between three (3) and five (5) years. The remaining $2.2 million of the purchase price will be allocated to goodwill. Goodwill is not subject to amortization. These preliminary allocations based on the draft valuation report may change after the review and evaluation has been completed and the valuation report is finalized. Included in the purchase price is an accrual of approximately $461,000 related to the costs associated with purchasing the 205,000 shares not tendered in the Offering and payments due certain stock option holders with "in-the-money" vested stock options at acquisition date.

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The unaudited pro forma results of operations set forth below for the three and nine months ended February 28, 2003 and 2002 assume that the WTC acquisition had occurred as of the beginning of each of these periods (000's):


                                               Three Months Ended February 28,
                                                         (unaudited)
                                                  2003                 2002
                                                  ----                 ----
        Revenue                                 $  3,464            $  4,057

        Net loss                                    (454)             (1,530)

        Net loss per share:
        Basic                                       (.04)               (.14)
        Diluted                                     (.04)               (.14)

                                                Nine Months Ended February 28,
                                                         (unaudited)
                                                  2003                 2002
                                                  ----                 ----
        Revenue                                 $ 10,714            $ 12,338

        Net loss                                  (2,219)             (5,071)

        Net loss per share:
        Basic                                       (.18)               (.47)
        Diluted                                     (.18)               (.47)

(L)  COMBINED PRO FORMA RESULTS

     The unaudited pro forma results of operations set forth below for the three and nine months ended February 28, 2003 and 2002 combine the pro forma adjustments related to the WTC acquisition detailed in Note (K) above with the pro forma adjustments related to the cessation in goodwill amortization detailed in Note (B) above (000's):

                                                Three Months Ended February 28,
                                                         (unaudited)
                                                  2003                 2002
                                                  ----                 ----
        Revenue                                 $  3,464            $  4,057

        Net loss                                    (454)             (1,530)
        Add back: Goodwill amortization               --                 441
                                                --------            ---------
        Adjusted net loss                           (454)             (1,089)

        Net loss per share:
        Basic                                       (.04)               (.10)
        Diluted                                     (.04)               (.10)

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                Nine Months Ended February 28,
                                                         (unaudited)
                                                  2003                 2002
                                                  ----                 ----
        Revenue                                 $ 10,714            $ 12,338

        Net loss                                  (2,219)             (5,071)
        Add back: Goodwill amortization               --               1,322
                                                --------            ---------
        Adjusted net loss                         (2,219)             (3,749)
        Net loss per share:
        Basic                                       (.18)               (.35)
        Diluted                                     (.18)               (.35)

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses for each of our two product lines, Cadra and AMT, using our fiscal 2003 budget as the baseline. For Cadra, we projected that annual revenue would decrease at rates between 1.7% and 2.4% and expenses would increase at annual rates of about 1.5%. For AMT, we projected annual revenue would increase at annual rates between 2.5% and 3.3% and that expenses would increase at annual rates of about 1.5%. No additional revenue was projected for new product offerings for either product line. A third party valuation of our acquisition of WTC was also completed subsequent to the acquisition. We have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period

VALUATION OF GOODWILL

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite

                                                                     Form 10-QSB
                                                                         Page 17

                         SOFTECH, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of June 1, 2002.

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

VALUATION OF DEFERRED TAX ASSETS

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS
Revenue for the three and nine month periods ended February 28, 2003 was $3.2 million and $7.1 million, respectively. Revenue for the same periods in the prior fiscal year was $2.3 million and $6.7 million. This represents an increase from fiscal 2002 to fiscal 2003 in total revenue of about $.9 million or 39% for the three month period and $.4 million or 6% for the nine month period. The results of operations of WTC were included in the current quarter's results since the acquisition date of December 18, 2002 and contributed approximately $1.4 million to the current quarter's revenue accounting for the revenue increase for both of the periods presented.

Product revenue for the three and nine month periods ended February 28, 2003 was approximately $1.0 million and $2.1 million, respectively, as compared to $.7 million and $1.7 million for the same periods in the prior fiscal year. This represents an increase from fiscal 2002 to fiscal 2003 of about $.3 million or 47% for the three month period and $.4 million or 22% for the nine month period. WTC contributed approximately $.6 million of license revenue for the current quarter results accounting for the license revenue increase for both of the periods presented.

Service revenue for the three and nine month periods ended February 28, 2003 was $2.2 million and $5.0 million, respectively, as compared to $1.6 million and $5.0 million for the same periods in the prior fiscal year. This represents an increase of about $.6 million or 36% from fiscal 2002 to fiscal 2003 for the three month period. Service revenue for the nine month period was flat in fiscal 2003 as compared to the same period in fiscal 2002. WTC contributed approximately $.8 million to the current quarter's service revenue. This component of revenue is made up primarily of amortization of one year software maintenance agreements that are much less likely to be negatively impacted by short term economic conditions. Renewing maintenance on technology in which a user has already invested in a perpetual license is important to protect that customer's engineering environment.

Prior to the acquisition of WTC, the Company had taken action to reduce its headcount across all geographies and product lines over the past few years as the reduced capital spending throughout the worldwide manufacturing marketplace had negatively impacted our license revenue. With the reduced headcount the Company has also taken steps to reduce it spending on infrastructure. Much consolidation has taken place during that time period to reduce office locations and focus our resources on our installed base. This has resulted in significantly reduced operating expenditures and overhead allocations to various development, sales and administrative groups.

For the three and nine month periods ended February 28, 2003, operating costs totaled $ 3.0 million and $6.9 million, respectively. Operating expenses for the same periods in the prior fiscal year were $2.5 million and $7.1 million, respectively. The operating expenses associated with WTC included in results of operations since the acquisition date totaled $1.3 million. Operating expenses excluding the impact of the WTC business were $.8 million or 32% lower in the current quarter as compared to the same period in fiscal 2002. Operating expenses excluding the impact of the WTC business were $1.5 million or 21.3% lower for the current nine month period as

                                                                     Form 10-QSB
                                                                         Page 18

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


compared to the same period in fiscal 2002. Included in operating expenses are non-cash expenses primarily related to the amortization of intangible assets of $.7 million and $1.7 million for the three and nine month periods ended February 28, 2003, respectively. The non-cash charges for the same periods in fiscal 2002 totaled $ .8 million and $2.3 million, respectively. The fiscal 2002 non-cash charges included goodwill amortization of approximately $.3 million and $.8 million for the three and nine month periods, respectively, which is no longer subject to periodic write off.

Research and development expenses ("R&D") were $.7 million and $1.4 million for the three and nine month periods ended February 28, 2003, respectively, as compared to $.4 million and $1.1 million for the same periods in the prior fiscal year. The increase in R&D expenditures in both periods is due primarily to the addition of WTC's development engineers.

Selling, general and administrative ("SG&A") expense was $2.3 million and $5.5 million for the three and nine month periods ended February 28, 2003, respectively, as compared to $2.1 million and $6.0 million for the same periods in the prior fiscal year. WTC's SG&A expenditures since acquisition date totaled approximately $.9 million. This WTC related increase offset the previously noted cost reductions and non-cash charges related to goodwill recorded in fiscal 2002.

Interest expense for the three and nine month periods ended February 28, 2003 was approximately $.3 million and $.9 million, respectively, representing no material change from the debt service expenditures in the corresponding periods in fiscal 2002. The additional interest charges on the borrowings drawn in the current quarter to acquire WTC were offset by reduced interest rates negotiated in the amendment to the promissory Note as detailed in Note J. hereto.

The loss from operations for the three and the nine month periods ended February 28, 2003 was $.5 million and $1.2 million, respectively, as compared to a loss from operations of $.6 million and $1.6 million for the same periods in the prior fiscal year. The loss per share for the three and nine month periods ended February 28, 2003 was $(.04) and $(.10), respectively, as compared to $(.06) and $(.15) for the same periods in the prior fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

The Company ended the third quarter of fiscal 2003 with cash of approximately $1.1 million of which $215,000 is restricted. This represents an increase in total cash of about $.4 million from the fiscal year end 2002 balance. Operating activities provided approximately $689,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation provided cash of $464,000. An increase in accounts receivable used cash of $900,000, a decrease in prepaid and other assets provided cash of $134,000 and an increase in liabilities provided cash of approximately $991,000.

These funds provided from operations together with additional borrowings, net of repayments, of about $3.1 million under the Company's debt facilities were utilized to purchase the shares of WTC as described in Note K.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. With the completion of the WTC acquisition, the Company amended its lease for office space at its headquarters in Tewksbury, Massachusetts. As part of that amendment, the Company provided the lessor with a letter of guarantee from a commercial bank for $375,000. At February 28, 2003, the Company had available borrowings on its debt facilities of approximately $3.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
The Company's business is subject to many uncertainties and risks. This Form 10-Q also contains certain

                                                                     Form 10-QSB
                                                                         Page 19

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

     OUR QUARTERLY RESULTS MAY FLUCTUATE. The Company's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; customer order deferrals as a result of general economic decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically does not experience order backlog. For these reasons, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. For the three full fiscal years prior to fiscal year 2002 we generated significant cash losses from operations. The Company took aggressive cost cutting steps that greatly reduced our fixed costs and resulted in positive cash flow from operations in fiscal 2002 and for the nine months ended February 28, 2003. However, there can be no assurances that the Company will continue to generate positive cash in the future.

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

NEW ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS 148 on our financial statements and related disclosures.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN

                                                                     Form 10-QSB
                                                                         Page 20

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

In January 2003 the FASB issued FIN 46, an interpretation of accounting Research Bulletin No. 51, Consolidating Financial statements. FIN 46 addresses consolidating by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively negates such risk dispersion. FIN 46 applies immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. Management believes that it does not have a variable interest in an entity that is not consolidated in its financial position or its results of operations.

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

                                                                     Form 10-QSB
                                                                         Page 21

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


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on January 2, 2003 related to the completion of its Offer to purchase WTC shares .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOFTECH, INC.


     Date:  April 14, 2003                     /s/ Joseph P. Mullaney
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

1.   I have reviewed this quarterly report on Form 10-QSB of SofTech, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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


     Date:  April 14, 2003                     /s/ Joseph P. Mullaney
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

                                  SofTech, Inc.
                                2 Highwood drive
                               Tewksbury, MA 01876


(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, Joseph P. Mullaney, certify that:

1.   I am the President and Chief Operating Officer of SofTech, Inc.

2. I have read the quarterly report of SofTech, Inc. filed on Form 10-QSB for the quarter ending February 28, 2003 (the "Report"), including the financial statements contained in the Report.

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of SofTech, Inc. for and as of the period described.

     Date:  April 14, 2003                     /s/ Joseph P. Mullaney
          ------------------                   ----------------------
                                               Joseph P. Mullaney
                                               President
                                               Chief Operating Officer