Form 10-K
period 2003-05-31
SOFTECH INC
filed 2003-08-29
CIK 354260

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                    Form  10-KSB

                                  ANNUAL  REPORT
                         PURSUANT  TO  SECTION  13  or  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                     For  the  fiscal  year  ended  May  31,  2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,361,699 as of August 15, 2003. On August 15, 2003 the registrant had outstanding 12,205,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

     After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and December 2002, the Company acquired eight entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") and Product Data Management ("PDM") marketplace. The three most significant acquisitions during that time period were the purchases of Workgroup Technology Corporation ("WTC") in December 2002, Adra Systems, Inc. in May 1998, and Advanced Manufacturing Technology ("AMT") in November 1997. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

     The acquisition of WTC in December 2002 significantly and positively impacted our fiscal 2003 performance and will be a critical element of our strategy in the future.


PRODUCTS  AND  SERVICES

      The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and PDM computer solutions. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note F to the financial statements.

      A  description  of  the Company's primary product offerings is as follows:

     CadraTM is a drafting and design technology for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool and CADRA NC, a comprehensive 2 through 5 axis NC programming application. The CADRA family offers an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

     ProductCenterTM is a proven enterprise-wide, collaborative PDM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems, which helps companies rapidly optimize the product development process. ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. ProductCenter supports engineering change management and bill of materials management for automating business processes. ProductCenter's web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. ProductCenter also enables integration with other business applications, such as ERP, SCM, or CRM, for continuous data exchange across the product lifecycle.

The ProductCenter family of products is a suite of modules that, when combined, offer a unified collaborative product data management software solution. ProductCenter modules may be deployed in various combinations to meet the specific needs of a customer.

      DesignGatewayTM is an enabling technology that allows the user to extract engineering and geometric data from 3-D solid modeling applications for reviewing, manipulating and exporting to 2D drafting systems. DesignGateway works with Pro/Engineer, SolidWorks, Cadra and AutoCad. DesignGateway also organizes other engineering documents into project folders providing easy access for many users. The technology is easy to use and can be implemented company-wide within a short time period.

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

This technology grew out of perceived interoperability problems of many of our large Cadra customers. Our marketing strategy to date has been to offer this technology primarily to those Cadra users that also have some need to work with Pro/Engineer, SolidWorks and/or AutoCad. To date we have primarily marketed it as a stand-alone product under a traditional perpetual license arrangement. We are currently offering this product under a 90 day free trial period as a means of attempting to attract users who might otherwise be restrained from experiencing the productivity enhancements offered by this unique technology given the depressed levels of investment in technology throughout the manufacturing sector. We expect to market the product in this fashion over the next 6 to 9 months and then make a decision, based on the results of the free trial offer, on how best to market and distribute this product.

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

     The Company markets and distributes its products and services primarily through a direct sales force and through its service organization in North America and Europe. The majority of the Company's sales in Asia are in Japan. The Company markets and distributes its products and services in Japan primarily through authorized resellers. Recently, the Company has been signing resellers in North America and Europe to reach areas not covered by its direct sales presence, however, to date, the revenue generated from this indirect distribution has not been material.

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

     The Company's PDM and collaborative technology offerings compete against offerings of all of the same companies listed in the paragraph above and against other companies that have focused on PDM and collaborative offerings only.

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

PERSONNEL

      As of August 15, 2003, the Company employed 83 persons, 77 on a full time basis and 6 part time. These employees were distributed over functional lines as follows: Sales = 13; Product Development = 28; Engineers = 23; General and Administrative = 19.

      The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth. However, the availability of such skilled personnel has increased over the recent past as the worldwide economy has slowed.

BACKLOG

      Backlog as of May 31, 2003 and 2002 was insignificant. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $4,074,000 and $2,627,000 at May 31, 2003 and 2002, respectively. As of May 31, 2003, the Company also had $204,000 of deferred revenue that will be delivered in fiscal 2005. In addition, as of May 31, 2003 the Company had a backlog of consulting orders totaling approximately $.3 million. Given the short time period between receipt of order and delivery of product revenue, on average less than 30 days, the Company does not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH  AND  DEVELOPMENT

      The Company has approximately 28 engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2003 and 2002 the Company incurred research and development expense of $2.1 million and $1.6 million, respectively, related to the continued development of technology. The Company's ability to continue to maintain the ADRA software so it is compatible with the other 3D offerings in the marketplace and to continue to improve the PROSPECTOR(TM) technology is critical to its future success.

CUSTOMERS

      No single customer accounted for more than 10% of the Company's revenue in fiscal 2003 or 2002. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

      The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.


ITEM  2  -  DESCRIPTION  OF  PROPERTY

      The Company leases office space in Grand Rapids and Troy, Michigan; Tewksbury and Burlington, Massachusetts; Milwaukee, Wisconsin; Ismaning, Germany, Le Fontanil, France and Milan, Italy. The office space in Grand Rapids, Michigan is sublet to a third party. The liability related to the office space in Burlington, Massachusetts has been assumed by our lessor for our headquarters in Tewksbury, Massachusetts as a concession for extending our lease term at our headquarters. Such concession is being amortized as a reduction of rent expense over the extended term of the lease. The fiscal 2003 rent was approximately $443,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.


ITEM  3  -  LEGAL  PROCEEDINGS

     The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2003 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS

      On April 16, 2003, the Company held its Annual Meeting of Shareholders. The shareholders were asked to elect all five directors to terms of office that expire on a staggered basis from 2003 through 2005. The results for each candidate were as follows:


Candidate Name. . .  Votes For  Votes Against  Votes Withheld  Abstentions
-------------------  ---------  -------------  --------------  -----------
Timothy L. Tyler . . 6,377,610              0          11,550            0
-------------------  ---------  -------------  --------------  -----------
Ronald A. Elenbaas.  6,377,610              0          11,550            0
-------------------  ---------  -------------  --------------  -----------
Frederick A. Lake .  6,377,410              0          11,750            0
-------------------  ---------  -------------  --------------  -----------
William D. Johnston  6,377,510              0          11,650            0
-------------------  ---------  -------------  --------------  -----------
Barry Bedford . . .  6,377,410              0          11,750            0
-------------------  ---------  -------------  --------------  -----------


PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

      The  Company's  common  stock  are traded on the NASDAQ's Over-the-Counter
Exchange  under  the  symbol  "SOFT.OB".

At May 31, 2003, there were approximately 2,900 holders of record of the Company's common stock. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.




                                         2003                      2002
                                         ----                      ----
                                   High         Low         High       Low
                                  -------------------------------------------
First Quarter                      .18         .09         .22        .08
Second Quarter                     .25         .06         .15        .06
Third Quarter                      .25         .12         .15        .05
Fourth Quarter                     .19         .10         .19        .09



      The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

     The Company issued 1,463,452 shares of Common Stock on April 1, 2002 in connection with a debt conversion as described in Note H to the financial statements.

     The table below details information regarding equity compensation plans of the Company as of May 31, 2003:




                              Number of Shares
                              to be issued upon     Weighted average          Number of shares
                              exercise of           exercise price            securities available
                              outstanding options,  of outstanding options,   for future
Plan category                 warrants and rights   warrants and rights       issuances

Approved by Shareholders . .               403,000            $   .70                     15,335

Not Approved by Shareholders               100,000            $  1.00
                              --------------------                           -------------------
                                           503,000                                        15,335



ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

      This Form 10-KSB contains forward-looking statements. The words "believe", "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These financial statements include statements regarding the Company's intent, belief or current expectations. You are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, market acceptance of the Company's PROSPECTOR(TM) and DesignGateway(TM) technologies, continued revenue generated from the CADRA(TM) product family, the ability of the Company to integrate the most recent acquisition of WTC and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

     After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. In December 2002 the Company acquired WTC thereby obtaining complementary technology. This acquisition of WTC had a positive impact on fiscal 2003 results and is expected to be a key element in the Company's growth strategy. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

     INCOME  STATEMENT  ANALYSIS

      The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2003. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2003 is presented.

                               Items as a percentage   Percentage change
                                   of revenue             year to year
                                   2003     2002          2002 to 2003
                          --------------------------------------------
Revenue
Products                            31.7%     26.2%         47.3%
Services                            68.3      73.8          12.6
-----------------------------------------------------------------------
Total revenue                      100.0     100.0          21.7

Cost of sales
Products                              .6        .6           6.9
Services                             7.8       4.2         129.5
------------------------------------------------------------------------
Total cost of sales                  8.4       4.8         112.7

Total gross margin                  91.6      95.2          17.1

Research and development            19.8      17.9          34.4
S.G.& A.                            59.3      64.3          12.4
Amortization of capital software
   and other intangible assets      19.1      18.2          27.4
Amortization of goodwill              --      10.6        (100.0)

Interest expense                    10.6      14.6         (11.5)
------------------------------------------------------------------------
Loss before income tax             (17.2)    (30.4)        (31.0)

------
Critical  Accounting  Policies  and  Significant  Judgements  and  Estimates

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

The Company's significant accounting policies are described in Note A to these financial statements. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

Valuation  of  Long-lived  and  Intangible  Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses for each of our two reporting units. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

RESULTS  OF  OPERATIONS

     Total revenue for fiscal year 2003 was $10.7 million, an increase of $1.9 million or 22% from fiscal year 2002 revenue of $8.8 million. Product revenue increased $1.1 million or 47% during the current year as compared to the prior year and service revenue increased $.8 million or 13%.

     The increase in product revenue is due to the acquisition of WTC in December 2002 and the inclusion of that entity's results for approximately half of our fiscal year. Product revenue from our Cadra and AMT technology offerings was essentially unchanged from fiscal 2002 to 2003.

     The increase in service revenue from 2002 to 2003 was due to the inclusion of the WTC results for a portion of fiscal 2003 which was offset by a decline of approximately $1.4 million or 22% in service revenue from our Cadra and AMT technology offerings. The majority of this decrease in service revenue was from lower Cadra software maintenance renewals in North America.

      Product gross margin improved to 98.2% in fiscal 2003 from 97.5% in fiscal 2002. This small increase in margin is due to the addition of WTC product revenue and the relatively low amount of incremental cost from that additional product revenue.

      Service gross margin was 88.5% in fiscal 2003 as compared to 94.4% in fiscal 2002. This decrease in gross margin is a direct result of the inclusion of WTC's consulting revenue and the lower margin earned on that type of labor intensive effort as compared to software maintenance revenue. It is the Company's expectation that the consulting revenue will be an important element of its business plans in the future.

      Research and development expenditures totaled approximately $2.1 million in fiscal 2003 as compared to $1.6 million in fiscal 2002, an increase of about 34%. This increased R&D spending is due to the inclusion of the WTC development group for approximately half of our fiscal year.

     Selling, general and administrative expense for fiscal 2003 increased by $.7 million or about 12% from fiscal 2002 levels. The addition of WTC for approximately half of the current fiscal year increased this category of expenses by approximately $1.3 million which was partially offset by reduced spending of about 10% from the Company's SG&A spending from its existing business.

      The non-cash expenses related to amortization of capitalized software and other intangible assets increased by approximately $.4 million or 27% in fiscal 2003 as compared to fiscal 2002. This increase is primarily the result of amortizing WTC's identifiable intangible assets during fiscal 2003. Goodwill amortization was $934,000 in fiscal 2002. Beginning May 31, 2002, goodwill was no longer amortized in accordance with SFAS 142.

     Interest expense in fiscal 2003 declined by about $147,000 or 12% as compared to fiscal 2002. This reduced expense was the result of negotiated lower average borrowing costs on the Company's average outstanding debt partially offset by higher average borrowings in fiscal 2003 compared to 2002. In fiscal 2003 our average outstanding debt was $13.2 million as compared to about $11.5 million in 2002. This increase in average borrowing was the result of the debt financed acquisition of WTC in December 2002. The average interest rate for the current year was about 8.6% as compared to about 11.1% in fiscal 2002. In November 2002 we renegotiated our borrowing rate to prime plus 3%. As of May 31, 2003 our borrowing rate based on this agreement is 7.25%.

     The tax provision was essentially unchanged from fiscal 2002 to 2003 and relates to state and local taxes.

     The net loss for fiscal 2003 was approximately $1.9 million as compared to $2.7 million in fiscal 2002. The net loss per share was $(.15) in fiscal 2003 as compared to $(.24) in fiscal 2002.

     The weighted average shares increased to 12.2 million for fiscal 2003 as compared to about 11.0 million in fiscal 2002 due to a share issuance of 1.5 million related to a debt conversion in April 2002 as described in Note H.


CAPITAL  RESOURCES  AND  LIQUIDITY

      The Company's cash position as of May 31, 2003 was $719,000 including $65,000 that is restricted. This represents an increase of $11,000 from the fiscal 2002 year-end balance of $708,000. Subsequent to the fiscal year end, the restrictions on $65,000 were removed.

      Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $2.0 million in fiscal 2003 and approximately $2.5 million in fiscal 2002.

     For fiscal 2003, operating activities generated cash of approximately $864,000. The net loss together with non-cash expenses related primarily to amortization of intangibles and depreciation generated cash of approximately $460,000. The reduction in accounts receivable and prepaid and other assets provided $174,000 and a net increase in liabilities provided additional cash of $230,000. Investing activities utilized cash of approximately $3.6 million primarily due to the cash required to acquire WTC in December 2002. Financing activities provided approximately $2.8 million with gross additional borrowings under our debt facilities totaling about $3.7 million offset by principal pay downs of $850,000.

      At May 31, 2003, long-term obligations totaled approximately $13.3 million, up about 20% from $11.1 million as of the end of fiscal 2002. This increase is the result of the aforementioned additional borrowings to complete the WTC acquisition partially reduced by a decrease in deferred revenue to be earned in more than one year's time. The Company is dependent on availability under its debt facilities and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $150,000 on these borrowings.

      The Company currently funds its operations through a combination of cash flow from operations and its debt facilities with Greenleaf Capital. The $3.0 million Line of Credit expires annually in June. As of May 31, 2003, approximately $2.2 million was available under this facility which has been extended an additional year through June 2004. In addition, the Company's $15.0 million debt facility with Greenleaf has additional borrowing capacity of approximately $1.3 million as of May 31, 2003.

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

      The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. However, due to the Company's relatively small size, its highly leveraged balance sheet and the difficulties in raising capital in the current economic environment, the Company is dependent on both long term and short term borrowing arrangements with Greenleaf Capital for its financing needs. Based on the debt balance at May 31, 2003, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $283,000 and $(283,000), respectively.

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

     We may not generate positive cash flow in the future. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last two fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

     Continued decline in business conditions and Information Technology (IT) spending could cause further decline in revenue. The level of future IT spending remains very uncertain as does the prognosis for an economic recovery in the manufacturing sector. If IT spending continues to decline and the manufacturing sector continues to experience economic difficulty, the Company's revenues could be adversely impacted.

     The Company is dependent on its lender for continued support. We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed.

     The continued integration of WTC may experience difficulty. Since acquiring WTC in December 2002, much progress has been made in integrating our operations, reducing redundant functions and facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. There can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.

ITEM  7  -  FINANCIAL  STATEMENTS

      Financial  statements  are  included  herein.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting or financial disclosure matters.

PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 15, 2003, based on information furnished by them to the Company.

DIRECTORS

      Ronald A. Elenbaas, 50, term expires in 2003; Mr. Elenbaas is currently retired. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan) as well as director of Greenleaf Trust and a Special Consultant to Keystone Bank. Mr. Elenbaas was appointed a Director of the Company in September 1996.

      William D. Johnston, 56, term expires in 2004; Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the
Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and primary and secondary lender to SofTech, Greenleaf Ventures, Inc. a management company delivering management services to the host industry and Greenleaf Holdings L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

      Timothy L. Tyler, 49, term expires in 2005; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

      Barry Bedford, 45, term expires in 2004; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991. Mr. Bedford was appointed a Director of the Company in July 2000.

      Frederick A. Lake, 68, term expires in 2003; Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures. Mr. Lake was appointed a Director of the Company in July 2000.

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

EXECUTIVE  OFFICERS

The  current  executive  officers  of  the  Company  are  as  follows:

Name                       Age        Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          46        President and Chief Operating Officer
Jean J. Croteau             48        Vice President, Operations
Victor G. Bovey             46        Vice President, Engineering

      Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

     The following provides biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-KSB:

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

     Jean Croteau was appointed Vice President, Operations in July 2001. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined SofTech in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2003, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM  10  -  EXECUTIVE  COMPENSATION

COMPENSATION  OF  NON-EMPLOYEE  DIRECTORS

      For fiscal 2003, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

      Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2003, there were 15,000 options granted to non-employee Directors.

SUMMARY  COMPENSATION  TABLE

      The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2001, 2002 and 2003 fiscal years for services in all capacities to the Company.




                            Annual Compensation    Long Term Compensation Awards
                            -------------------    -----------------------------
                                        Other Annual  Securities
Name and     Fiscal  Salary($) Bonus   Compensation   Underlying    All Other
Principal
Position     Year      (1)      ($)        ($)       Options(#)     Compensation ($)(2)
--------------------------------------------------------------------------------

Joseph P. Mullaney -
President and COO
            2003     210,000   75,000       --          100,000       (6) 16,005
            2002     195,000   45,000       --            --          (6) 16,000
            2001     160,000     --         --            --          (6) 13,920

Jean Croteau (3) -
Vice President, Operations
            2003    150,000  103,515        --           --                1,805
            2002    127,348   33,000        --         50,000              1,573
            2001    121,275   20,000        --           --                2,820

Victor G. Bovey(4) -
Vice President, Research & Development
            2003     130,000   9,486        --           --                2,840
            2002     125,000   4,000        --         15,000              2,604
            2001     125,000     --         --           --                2,500


Mark R. Sweetland (5) -
Former President and CEO
            2003        --       --         --           --                  --
            2002      80,388     --         --           --                  --
            2001     190,000     --         --           --                  --

Timothy J. Weatherford(6) -
Former Vice President, Sales
            2003        --       --         --           --                  --
            2002      25,960     --         --           --                  --
            2001     167,231     --         --           --               21,345



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






OPTION  GRANTS  IN  THE  LAST  FISCAL  YEAR

      No stock appreciation rights ("SARs") have been granted to the Named Executive Officers of the Company during fiscal year 2003. During fiscal 2003, Mr. Mullaney received an option grant of 100,000 shares with an exercise price of $.09 per share and an expiration date of August 2012. This represented 87% of the options granted in fiscal 2003. Mr. Croteau received an option grant of 50,000 shares and Mr. Bovey received an option grant of 15,000 shares during fiscal 2002.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2003.

      The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Operating Officer and each Named Executive.






                                                                                            Value of Unexercised
                   Number of                                    Number of Unexercised       In-the-Money Options
                   Shares Acquired       Value                  Options at May 31, 2003     At May 31, 2003 ($)
Name               On Exercise           Realized ($)           Excercisable/Unexercisable  Exercisable/Unexercisable (1)

Joseph P Mullaney       --                     --                   --/100,000                --/4,000
Victor G. Bovey         --                     --                6,000/9,000                 120/360
Jean Croteau            --                     --               20,000/30,000                800/1,200



(1)  Market  value  of  underlying  securities  at  May  31,  2003  based  on  a  per  share value  of  $.13  less  the  aggregate  exercise  price.




EMPLOYMENT  CONTRACTS

      The  Company does not have employment contracts with its Named Executives.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

      Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2003.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  PRINCIPAL  STOCKHOLDERS

      Information concerning beneficial ownership of the Company's Common Stock, as of August 15, 2003, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2003, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.





                                                                Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 15, 2003 (1)      August 15, 2003 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                     114,319(3)                     *
Jean Croteau                            20,000(3)                     *
Victor G. Bovey                         26,350(3)                     *
William Johnston                     5,258,372(3)(4)                  43.1%
Timothy L. Tyler                        24,000(3)                     *
Ronald Elenbaas                         61,700(3)                     *
Frederick Lake                          10,400(3)                     *
Barry Bedford                            8,400(3)                     *
All Directors and executive
officers as a group (8 persons)      5,523,541(5)                  44.8%


----------
*     Less  than  one  percent  (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,205,236 shares outstanding on August 15, 2003. In addition, 126,800 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 15, 2003 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 20,000; Mr. Croteau - 20,000; Mr. Bovey - 6,000; Mr. Tyler - 24,000; Mr.
      Johnston - 19,000; Mr. Elenbaas - 19,000; Mr. Bedford - 8,400; and Mr. Lake - 10,400.
(4) Mr. Johnston's business address is Greenleaf Capital, 3505 Greenleaf Boulevard, Kalamazoo, Michigan, 49008.
(5) Includes 126,800 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.






ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANACTIONS

      As disclosed in Note H and I to the Company's 2003 Annual Report on Form 10-KSB, the Company has entered into various financing arrangements with Greenleaf Capital over the last several years. Greenleaf Capital,a wholly-owned subsidiary of Greenleaf Companies is the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President and sole principal of Greenleaf Companies. The Company paid Greenleaf Capital approximately $1.6 million and $1.7 million in fiscal 2003 and 2002, respectively, in finance charges and management fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Companies, also serves as the trustee and investment advisor for the Company's 401-K Plan.


ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  items  are  filed  as  part  of  this  report:

(a)   Exhibits:

      (2)(i) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated by reference.
      (2)(ii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated by reference.
      (2)(iii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as
Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated by reference.
      (2)(iv) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., CIMLINC Incorporated and CIMLINC GmbH, filed as Exhibit 2.1 to Form 8-K, dated November 10, 1997, is incorporated by reference.
      (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Adra Systems, Inc., Adra Systems, GmbH, and MatrixOne, Inc., filed as Exhibit 2.1 for Form 8-K, dated May 7, 1998, is incorporated by reference.
      (2)(vi) Agreement and Plan of Merger by and among SofTech, Inc., SofTech Acquisition Corporation, and Workgroup Technology Corporation dated November 13, 2002, filed as Exhibit 6 to Form SC 13D/A, dated November 15, 2002, is incorporated by reference.
      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.
      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as
Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.
      (10)(i)  Greenleaf Capital $11.0 million Promissory Note, filed as Exhibit
10.2 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (10)(ii)Greenleaf  Capital $3.0 million Revolving Line of Credit, filed as
Exhibit 10.3 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (10)(iii)  Amendment  to Promissory  Note dated November 8, 2002, filed as
Exhibit 4 to Form SC 13D/A filed November 15, 2002, is incorporated by reference.
      (21)  Subsidiaries  of  the  Registrant,  filed  herewith.
      (23)(i)  Consent  of  Grant  Thornton  LLP,  filed  herewith.
      (31) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32)  Certification  Pursuant  to  18 U.S.C. Section 1350 as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002, filed herewith.


(b)   Reports  on  Form  8-K

There  were  no reports filed on Form 8-K during the quarter ended May 31, 2003.


ITEM  14  -  CONTROLS  AND  PROCEDURES

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

              REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors  and  Stockholders
SofTech,  Inc.

      We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the fiscal years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/  Grant  Thornton  LLP
-------------------------
Boston  Massachusetts
August  8,  2003


                          SOFTECH, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                 For Fiscal Years Ended May 31,

                                           2003           2002
                                          ------         ------
                                 (in thousands, except per share data)

Revenue:
Products                                   $3,389        $2,300
Services                                    7,299         6,484
                                           -------      -------
Total Revenue                              10,688         8,784

Cost of sales:
Cost of products sold                          62            58
Cost of services provided                     840           366
                                          -------       -------
Total Cost of sales                           902           424


Gross margin                                 9,786        8,360

Research and development expenses            2,113        1,572
Selling, general and administrative          6,345        5,645
Amortization of capitalized software and
   other intangible assets                   2,040        1,601
Amortization of goodwill                        --          934
                                           -------      -------
Loss from operations                          (712)      (1,392)

Interest expense                             1,130        1,277
                                           -------      -------
Loss before income taxes                    (1,842)      (2,669)
Provision for income
   taxes                                        10           11
                                           -------      -------
Net Loss                                   $(1,852)     $(2,680)
                                           ========     ========
Per Common Share Data:

Net Loss - basic and diluted                 $(.15)      $(.24)

Weighted Average Shares Outstanding,
      basic and diluted                     12,205       10,986


The accompanying notes are an integral part of the consolidated financial statements.




                         SOFTECH, INC.
                 CONSOLIDATED BALANCE SHEET
                      AS OF MAY 31, 2003
              (in thousands, except share data)

Assets:
Current assets:
Cash and cash equivalents                               $   654
Restricted cash                                              65
Accounts receivable  (less allowance for
   uncollectible accounts of $93)                         2,052
Prepaid expenses and other assets                           235
                                                         ------
Total current assets                                      3,006

Property and equipment, at cost:
Data processing equipment                                 3,099
Office furniture                                            551
Leasehold improvements                                      177
                                                         ------
Total property and equipment                              3,827
Less accumulated depreciation and amortization           (3,521)
                                                         ------
Property and equipment, net                                 306

Other assets:
Capitalized software costs, net of amortization of
     $5,666                                               9,114
Identifiable intangible purchased assets, net of
  amortization of $183                                      917
Goodwill, net of amortization of
7,229                                                     4,598
Note receivable from officer                                134
Other assets                                                160
                                                         ------
Total Assets                                            $18,235
                                                         ======

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                        $   474
Accrued expenses                                          2,048
Deferred revenue                                          4,074
Capital lease obligations                                    30
Current portion of long term debt with related party      1,095
                                                         ------
Total current liabilities                                 7,721

Long-term liabilities:
Long term debt with related party,
   less current portion                                  13,058
Deferred revenue                                            204
                                                         ------
Total long-term liabilities                              13,262

Commitments and Contingencies

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
shares; issued 12,743,536                                 1,274
Capital in excess of par value                           19,544
Accumulated deficit                                     (21,771)
Cumulative translation adjustment                          (234)
Treasury stock at cost, 538,300 shares                   (1,561)
                                                         ------
Total stockholders' deficit                              (2,748)
                                                         ------
Total Liabilities and Stockholders Deficit              $18,235
                                                        =======
The accompanying notes are an integral part of the consolidated financial statements.





                             SOFTECH, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                    DEFICIT AND COMPREHENSIVE LOSS
                    For Fiscal Years Ended May 31,


                                                2003                2002
                                              --------            -------
                                           (in thousands, except share data)
Common Stock:
Balance at beginning of year                  $  1,274          $   1,128
   Shares issued in 2002 related
      to debt to equity conversion                  --                146
                                              --------           --------
Balance at end of year                           1,274              1,274
                                              --------            -------
Capital in Excess of Par Value:
Balance at beginning of year                    19,544             19,690
   Shares issued in 2002 related
     to debt to equity conversion                   --               (146)
                                               --------          --------
Balance at end of year                          19,544             19,544
                                               --------          --------
Accumulated Deficit:
Balance at beginning of year                   (19,919)           (17,239)
  Net loss                                      (1,852)            (2,680)
                                               --------          --------
Balance at end of year                         (21,771)           (19,919)
                                              --------           --------
Cumulative Translation Adjustment:
Balance at beginning of year                      (166)               (91)
  Foreign currency translation adjustments         (68)               (75)
                                              --------           --------
Balance at end of year                            (234)              (166)
                                              --------           --------
Unrealized Loss on Marketable Securities:
Balance at beginning of year                       (48)                --
  Change in market value of marketable
     Securities                                     48                (48)
                                              --------           --------
Balance at end of year                              --                (48)
                                              --------           --------
Treasury Stock:
Balance at beginning of year                    (1,561)            (1,561)
 Reacquired shares                                  --                 --
                                              --------           --------
Balance at end of year                          (1,561)            (1,561)
                                              --------           --------


Total stockholders' deficit at
   end of year                                $ (2,748)         $   (876)
                                              ========          ========
Comprehensive Loss
  Net loss                                    $ (1,852)         $ (2,680)
  Foreign currency translation adjustments         (68)              (75)
  Gain (loss) on marketable equity securities       48               (48)
                                              --------          --------

Total comprehensive loss                      $ (1,872)         $ (2,803)
                                              ========          ========


The accompanying notes are an integral part of the consolidated financial statements.







                                SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Fiscal Years Ended May 31,
                                                 2003         2002
                                                -------      -------
                                                   (in thousands)
Cash flows from operating activities:
Net loss                                        $(1,852)     $(2,680)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                   2,323        2,927
  Change in operating assets and liabilities,
  net of effects of business acquired:
  Accounts receivable                                (1)          432
  Prepaid expenses and other assets                  17          152
  Accounts payable and accrued expenses             496         (692)
  Deferred revenue                                 (266)         363
  Other                                             (20)         (75)
                                                --------     --------
Total adjustments                                 2,549        3,107
                                                --------     --------

Net cash provided by operating activities           697          427

Cash flows from investing activities:
  Payments for business acquisition, net
     of cash acquired                            (3,277)          --
  Capital expenditures                             (187)         (25)
  Proceeds from sale of capital equipment            --            5
  Purchase of marketable securities                  --         (154)
                                               ---------     --------

Net cash used in investing activities            (3,464)        (174)

Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements      3,700          500
  Repayments under Greenleaf debt agreements       (850)        (530)
  Principal payments on capital lease obligations   (72)         (63)
                                               ---------     --------

Net cash provided (used) by financing activities  2,778          (93)
                                               ---------     --------
Net increase in cash and cash equivalents            11          160
Cash and cash equivalents, beginning of year        708          548
                                               ---------     --------
Cash and cash equivalents, end of year         $    719      $   708
                                               =========     ========


Supplemental disclosures of cash flow information:

 Interest paid                                   $1,145    $1,296
 Income taxes paid                               $   11    $   11

The accompanying notes are an integral part of the consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

A.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

      PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION:

      The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. ("IDI"), Workgroup Technology Corporation ("WTC") acquired in December 2002, SofTech Technologies Ltd., SofTech, GmbH, Adra Systems, Srl, Adra Systems, Sarl, Compass, Inc. ("COMPASS"), System Constructs, Inc. ("SCI"), SofTech Investments, Inc. ("SII"), RAM Design and Graphics Corp. ("RAM"),AMG Associates, Inc. ("AMG") and SofTech Acquisition Corporation. SCI, SII, RAM, AMG and SofTech Technologies Ltd. are all inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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




                              Charged
                 Balance,     to Costs                 Balance,
For the Years    Beginning    and                      End of
Ended May 31,    of Period    Expenses    Deductions   Period

2002. . . . .    $  704,000   $  80,000   $  309,000   $  475,000

2003. . . . .       475,000      75,000      457,000       93,000





      PROPERTY  AND  EQUIPMENT:

      Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data  processing  equipment         2-5  years
      Office  furniture                   5-10  years
      Leasehold improvements              Lesser of useful life or life of lease

      Depreciation expense, including amortization of assets under capital lease, was approximately $283,000 and $397,000, for fiscal 2003 and 2002, respectively.

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

      REVENUE  RECOGNITION:

      The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements based on vendor specific objective evidence of fair value. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

      CAPITALIZED  SOFTWARE  COSTS  AND  RESEARCH  AND  DEVELOPMENT:

      The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2002 or 2003.

     Research and development expense for the years ended May 31, 2003 and 2002 was $2,113,000 and $1,572,000, respectively.


     GOODWILL:

     Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill ceased as of May 31, 2002.
The following unaudited pro forma information for fiscal years 2003 and 2003 presented below is provided for comparative purposes only assuming goodwill had not been recorded in fiscal 2002 (in thousands):



                                                  Fiscal Years Ended
                                                  May 31 (unaudited)
                                           -------------------------------
                                               2003                2002
                                               -----              ------
     Reported net loss                       $(1,852)            $(2,680)
     Add back: Goodwill amortization              --                 934
                                               -----               -----
     Adjusted net loss                       $(1,852)            $(1,746)
                                             ========            ========
     Basic and diluted loss per
        share, as reported                   $  (.15)            $  (.24)
                                             ========            ========
     Basic and diluted loss per share,
        as adjusted                          $  (.15)            $  (.16)
                                             ========            ========




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

The Company has tested the goodwill for impairment as of May 31, 2003 and has concluded based on actual results for fiscal 2003 and projected cash flows from each of the reporting units that no impairment existed as of May 31, 2003.

     LONG-LIVED  ASSETS:

      The Company periodically reviews the carrying value of all intangible (primarily capitalized software costs and other intangible assets) and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. The Company does not have any long-lived assets it considers to be impaired.

      CASH  AND  CASH  EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2003, $215,000 of cash was restricted as follows: $100,000 held in escrow until December 2005 to be utilized by the former WTC Directors to reimburse them for legal representation in the event of a claim related to their service in that capacity; $50,000 restricted to secure a guarantee on an office lease which ends December 31, 2004; and $65,000 restricted in a WTC legal dispute with a vendor. The vendor dispute was settled during the fourth quarter and the restriction ended subsequent to the fiscal year end. This $65,000 was considered to be a cash equivalent as of May 31, 2003. The $100,000 cash escrow and the $50,000 security on the lease guarantee have been included in Other assets on the May 31, 2003 balance sheet. Cash held in foreign bank accounts at May 31, 2003 totaled $269,000.

      FINANCIAL  INSTRUMENTS:

      The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2003. The interest rate on the Company's debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on the debt facilities to be reasonable based on the Company's revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

     The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company's revenue is derived from customers for which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer's credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company's provision for uncollectible accounts has been less that 1% of revenue for both fiscal year 2002 and 2003.

      FOREIGN  CURRENCY  TRANSLATION:

      The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2003 and 2002, but were not significant.

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

      NET  INCOME  (LOSS)  PER  COMMON  SHARE:

     The basic and diluted weighted average shares outstanding during fiscal years 2003 and 2002 used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards
(SFAS)  No.  128,  "Earnings  per  Share"  were  12,205,000  and  10,986,000, respectively.

      After the application of assumed proceeds, options to purchase shares of common stock of 57,323 and 12,697, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2003 and 2002, respectively, because their inclusion would be antidilutive.

     In addition, the calculation of dilutive earnings per share also excludes the effect prior to the issuance of common stock in connection with the debt conversion as discussed in Note H.

     STOCK  BASED  COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Because the number of shares is known and the exercise price of options granted has been equal to fair value at date of grant, no compensation expense has been recognized in the statements of operations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share at May 31 would have approximated the pro forma amounts indicated below:




 (in thousands, except per share data)          2003           2002
-------------------------------------------------------------------
Net income (loss) - as reported             $(1,852)      $(2,680)
Net income (loss) - pro forma                (1,875)       (2,728)
Loss per share - diluted - as reported         (.15)         (.24)
Loss per share - diluted - pro forma           (.15)         (.25)





      The weighted-average fair value of each option granted in fiscal 2003 and 2002 is estimated as $.03 and $.09, respectively on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected  life                                              5  years
Assumed  annual  dividend  growth  rate                     0%
Expected  volatility                                        1.12
Risk  free  interest  rate
  (the  month-end  yields  on  4  year
  treasury  strips  equivalent  zero  coupon)               2.68%  -  3.35%

      The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

      USE  OF  ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the valuation of long term assets including intangibles (goodwill, capitalized software costs and other intangible assets) and deferred tax assets. Actual results could differ from those estimates.


     NEW  ACCOUNTING  PRONOUNCEMENTS:

     On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS
123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. The Company is currently evaluating this FASB and has not yet made an election as to which alternative it will adopt. The Company has complied with the disclosure provisions in these financial statements.

     On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

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

FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions were effective for guarantees issued or modified after December 31, 2002. The Company does not act as a guarantor in any material manner.

     In January 2003 the FASB issued FIN 46, an Interpretation of Accounting Research Bulletin No. 51, Consolidating Financial statements. FIN 46 addresses consolidating by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively negates such risk dispersion. FIN 46 applies immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not have a variable interest in an entity that is not consolidated in its financial position or its results of operations.

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

     In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for such activities that are initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company has adopted the provisions of this Statement and will comply in the event whereby it is faced with such an event.

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

In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for the purpose of improving financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported results of operations or retained earnings.

B.     LIQUIDITY

     The Company generated positive cash flow from operations of $697,000 in fiscal 2003 and $427,000 in fiscal 2002 after restructuring its operation at the beginning of fiscal 2002. The fiscal 2002 restructuring noted above was necessitated by significant cash losses from operations for four consecutive fiscal years from 1998 through 2001 which totaled approximately $4.4 million. During fiscal year 2003 the Company also made an important acquisition of a complementary technology offering that had a beneficial impact on fiscal 2003 results. However, the Company remains a highly leveraged operation that is dependent on its debt facilities with Greenleaf Capital to fund operations.

     Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities both through new products and acquisitions to grow its revenue base and its product offerings to its customers.


C.    INCOME  TAXES:

      The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)    2003             2002
---------------------------------------------------------------

      Federal                           $   --           $   --
      Foreign                               --               --
      State and Local                       10               11
                                         ------          -------
                                            10               11
      Deferred                              --               --
                                         ------          ------
                                        $   10           $   11
                                        =======          =======

      The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                                          2003             2002
                                        ------            -----
      Domestic                          $(1,960)         $(2,407)
      Foreign                               108             (273)
                                        -------          -------
                                        $(1,852)         $(2,680)
                                        =======          =======








      At May 31, 2003, the Company had net operating loss carryforwards of $14.2 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of approximately $575,000 that are available to offset income taxes payable in the future and expire from 2004 to 2006. In addition, an alternative minimum tax credit of approximately $200,000 that has no expiration date was available as of May 31, 2003.


      The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:


For the Years ended May 31,                 2003     2002
----------------------------------------------------------
Statutory rate                               (34)%   (34)%
Expenses not deductible for tax purposes       1       6
Other                                         --      --
Valuation reserve                             33      28
                                            ----    ----
Effective tax rate                            0%      0%
                                            ====    ====









      Deferred tax assets (liabilities) were comprised of the following at May
31:

(in thousands)                                      2003       2002
-------------------------------------------------------------------
Deferred tax assets (liabilities):

   Net operating loss carryforwards             $  4,907   $ 4,234
   Tax credit carryforwards                          775       846
   Receivable allowances                              31       160
   Vacation pay accrual                               16        18
   Other accruals                                     70        66
   Unrealized loss on investments                     --        16
   Depreciation                                        6         6
   Differences in book and tax bases of assets
     of acquired businesses                        1,766     1,609
                                                  ------   -------
Deferred tax assets                                7,571     6,955
Less: valuation allowance                         (7,571)   (6,955)
                                                 -------   -------
Net deferred tax assets recognized               $     0   $     0
                                                 =======   =======



      Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2003 $(616,000) and fiscal 2002 $(344,000).

     The Company acquired approximately 89% of the common shares of WTC in December 19, 2002. As a result, WTC must file a short period tax return for the period from April 1, 2002 through December 18, 2002. Thereafter, the Company will include WTC's results in its consolidated tax return. The Company expects to make a Section 338 election in the WTC short period tax return which will allow this stock purchase to be treated as an asset purchase for tax purposes. The Company estimates that this election will provide the consolidated entity with a tax deduction totaling approximately $4.5 million to be realized in equal increments over the next 15 years. This deferred tax asset is not included in the table above because it does not get created until such time as the election is made.

     WTC had substantial net operating loss carryforwards. As a result of the election, the Company will not be able to utilize such losses and they have not been included in the table above. As the losses are not expected to carryfoward, no limitation calculation has been made.


D.    EMPLOYEE  RETIREMENT  PLANS:

      The Company maintains two Internal Revenue Code Section 401(k) plans covering substantially all U.S. based employees. One Plan offers an employer match of a portion of an employee's voluntary contributions. The aggregate expense related to this employer match for fiscal 2003 and 2002 was $43,000 and $50,000, respectively. The second Plan which covers substantially all WTC employees provides for a discretionary employer match as determined by the Board of Directors annually. There was no discretionary employer match in fiscal 2003 or 2002 under this Plan.

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

      Information for fiscal 2002 through 2003 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------

Outstanding at May 31, 2001                  264,500            $      1.53
  Options granted                            134,000                    .10
  Options terminated                         (80,500)                   .79
  Options lapsed                              (5,000)                  1.07
  Options exercised                                -
                                            --------

Outstanding at May 31, 2002                  313,000            $     1.03
  Options granted                            115,000                   .10
  Options terminated                         (25,000)                 1.22
  Options lapsed                                  --                    --
  Options exercised                               --                    --
                                            --------
Outstanding at May 31, 2003                  403,000            $      .70




The following table summarizes information about stock options outstanding at May 31, 2003 under the 1994 Plan:






                                         Options                            Options
                                      Outstanding                         Exercisable
                                     --------------                     ---------------
                                   Weighted
                  Options          Average         Weighted         Options          Weighted
Exercise          Outstanding      Contractual     Average          Exercisable at   Average
Price Range       at May 31, 2003  Remaining Life  Exercise Price   May 31, 2003     Exercise Price
---------------------------------------------------------------------------------------------------
$.09 to $.19        246,000         8.39 years      $   0.10           47,600         $   0.10
$.781 to $1.688     102,000         3.37 years          1.21           81,000             1.25
$1.878 to $2.063     44,000         4.29 years          1.92           42,200             1.91
$3.375 to $4.625     11,000         4.07 years          4.40           11,000             4.40
                   --------                                           -------
Total               403,000                          $  0.70          181,800         $   1.29
                   ========                                           =======



      There were 15,335 shares available for future grants under the 1994 Plan at May 31, 2003.

      In addition, during fiscal 2001, 100,000 options to purchase shares at $1.00 were extended to a third party to settle a dispute. These options expire in January 2006 if not exercised.

      In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2003, 150,000 shares of SofTech common stock were available for sale to employees under the plan. No shares have been issued under this Employee Stock Purchase Plan.


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



                        2003                2002
Revenue:              ---------           --------
North America         $  7,734            $  5,479
Asia                     1,115               1,303
Europe                   2,558               2,474
Eliminations              (719)               (472)
                      --------            --------
Consolidated Total     $10,688            $  8,784
                      ========            ========







Long-Lived Assets:
North America                  $15,017
Europe                             212
                               --------
Consolidated Total             $15,229
                               ========

     Foreign revenue is based on the country in which the sale originates. Revenues from Germany and Japan were 13% and 10%, respectively, of total consolidated revenue in fiscal year 2003 and 17% and 15%, respectively, of total consolidated revenue in fiscal year 2002. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2003 or 2002.

H.    DEBT  OBLIGATION  WITH  RELATED  PARTY:

      Debt obligations of the Company consist of the following obligations at May 31, 2003(in thousands):





15,000,000 Promissory Note                                   $13,309

3,000,000 Revolving Line of Credit                               844
                                                             --------
                                                              14,153

Less current portion                                          (1,095)
                                                             --------
                                                             $13,058



      During fiscal 2000, the Company entered into a $11 million borrowing arrangement ("Promissory Note") with Greenleaf Capital ("Greenleaf"). On November 8, 2002, the Company amended the Promissory Note. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0% (currently 7.25%). Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $9,388,000 due in a single payment in June 2007. This amendment was entered into in order to provide the Company sufficient capital to complete the acquisition of Workgroup Technology Corporation (see Note M). The Promissory Note expires on June 12, 2007.

     In addition, the Company has a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet the Companies short term capital needs. Amounts borrowed under this facility are due in June 2004 unless otherwise extended. The Company has agreed to take all necessary actions to provide Greenleaf with a first security position for its existing debt and for any further increases in the debt.

      Effective May 26, 2000, the Company entered into a debt conversion agreement with Greenleaf. Under the terms of this second Agreement the Company had the right to convert up to $3.5 million of subordinated debt to equity at the lower of the average closing price for the five business days prior to conversion or $1.0781. The number of shares to be issued under this conversion agreement was limited to 19.9% of the number of outstanding shares prior to conversion. On May 31, 2000, the Company converted the remaining $3.5 million of subordinated debt under the terms of this Agreement at a conversion price of $1.0781. A total of 3,246,452 shares were due Greenleaf related to this conversion but the Company was only allowed to issue 1,783,000 shares at the time of the conversion. The Company agreed to take all appropriate action required to issue the additional 1,463,452 shares. These additional shares were issued to Greenleaf Capital on April 1, 2002.

     In fiscal 2000, the Company entered into agreements with Greenleaf Capital whereby a total of $5.0 million of then existing debt was converted into equity through the issuance of a total of 3,246,452 shares of Company common stock. This common stock was issued between February 2000 and April 2002 at stock prices between $1.07 and $1.86 per share. The Company has the right, at its sole discretion, to repurchase these shares at the conversion prices.

     William D. Johnston, a director of SofTech since September 1996, is the sole principal and the President of Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved all transactions with Greenleaf.

      Annual maturities of debt obligations subsequent to May 31, 2003, are as follows: 2004 - $ 1,095,000; 2005 - $1,170,000; 2006 - $1,008,000; 2007 -
$10,880,000.

I.     RELATED  PARTY  TRANSATIONS:

     The Company is dependent upon Greenleaf for all of its funding needs. The Company does not believe that it could obtain similar debt facilities from other third party lenders. The Company currently funds its operations through a $3.0 million Line of Credit facility as described in Note H above that expires annually in June. In addition, the Company has a senior credit facility with Grrenleaf as described in Note H above. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its CFO serve as Board members to the Company. Greenleaf is the Company's largest shareholder owning approximately 43% of its outstanding shares. The Company paid Greenleaf a management fee of approximately $420,000 in fiscal 2003 and $500,000 in fiscal 2002 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

J.    LEASE  COMMITMENTS:

      OPERATING  LEASES

      The Company conducts its operations in office facilities leased through November 2007. Rental expense for fiscal years 2003 and 2002 was approximately $443,000 and $621,000, respectively.

      At May 31, 2003, minimum annual rental commitments under noncancellable leases and non-cancellable sub-lease arrangements were as follows:



                                  Gross         Sub-lease
      Fiscal Year                 Commitment    Commitment         Net
      -----------                 -----------   -----------     ----------
      2004                        $  918,000    $  (313,000)    $  605,000
      2005                           728,000       (175,000)       553,000
      2006                           414,000            --         414,000
      2007                           407,000            --         407,000
      2008                           205,000            --         205,000




     In the fourth quarter of fiscal 2002, the Company negotiated a termination of its lease for office space in Bloomfield Hills, Michigan. Under this arrangement, the Company agreed to forfeit its $50,000 security deposit and to pay $4,500 per month for 24 months and to exit the space. The Company relocated its operations to smaller office space nearby and recorded a Q4 charge of $158,000 to reflect the full cost of this settlement.

     In December 2002 the Company extended its lease for office space at its headquarters in Massachusetts through 2008. As part of that extension, the Company provided the lessor with a letter of credit for $390,000 which reduces amounts available under the Company's $15 million Promissory Note. In addition, the lessor assumed the Company's financial obligations for an abandoned office lease in Massachusetts that had previously been utilized by WTC prior to the Company's acquisition of that company. These monies are included above under the column labeled "Sub-lease Commitment". The benefits derived from the lessor's assumption of this obligation have been treated as a lease concession and will reduce rent expense over the life of the lease extension.

      CAPITAL  LEASES

      The Company has equipment-leasing arrangements with commercial lending institutions. These leases are secured by the computer equipment and office furniture being leased. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets with a gross value of $357,000 have been included in data processing equipment and office furniture in the accompanying balance sheet at May 31, 2003. At May 31, 2003, the accumulated depreciation on these leased assets was $325,000. The net book value of these leased assets at May 31, 2003 was approximately $32,000. The approximate minimum annual lease payments under all capitalized leases as of May 31, 2003 is $30,000 which is due in fiscal year 2004.

K.  NOTE  RECEIVEABLE  FROM  OFFICER:

     The President of the Company has been extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by all Company shares and stock options held by that officer.

L.  LITIGATION

     The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2003 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.

M.    ACQUISITION

     On December 18, 2002, the Company closed its all cash tender offer ("Offer") for all of the outstanding shares of common stock of Workgroup Technology Corporation, a Delaware corporation ("WTC"), at a price of $2.00 per share. WTC was a publicly traded company listed on the Over the Counter Bulletin Board. WTC develops, supports and markets a software product to mechanical CAD ("Computer Aided Design") users that allows them to manage their design models. Its product offerings are compatible with SofTech's.

     A total of 1,505,958 shares of WTC's common stock were tendered in the Offer, which, together with shares beneficially owned by SofTech prior to commencement of the Offer, represented approximately 88.8% of WTC's outstanding common stock. The source of the funds used to purchase the tendered shares under the Offer were borrowed from Greenleaf Capital, Inc., SofTech's principal stockholder, under an amended Promissory Note arrangement which increased the Company's available borrowings.

The aggregate purchase price for WTC was approximately $4.0 million including costs associated with completing the Offer. SofTech assumed net liabilities in the transaction of approximately $1.1 million bringing the total consideration paid to approximately $5.1 million. Based on the Company's estimates, $2.7 million of identifiable intangible assets were specified. These identifiable intangible assets will be amortized over their estimated useful lives of three
(3) years. The remaining $2.4 million of the purchase price has been allocated to goodwill. Included in the purchase price is an accrual of approximately $461,000 related to the costs associated with purchasing the 205,000 shares not tendered in the Offering and payments due certain stock option holders with "in-the-money" vested stock options at acquisition date.

     The operating results of WTC have been included in the Company's results since the acquisition date. The unaudited pro forma results of operations set forth below for the fiscal years ended May 31, 2003 and 2002 assume that the WTC acquisition had occurred as of the beginning of each of these periods.

     The following unaudited pro forma comparative information for fiscal year 2003 and 2002 presented below is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and WTC been a consolidated entity during the periods presented (in thousands, except per share data):




                                        (Unaudited)
                                        2003      2002
                                 ------------  --------
Revenue                          $    14,192   $16,182
                                 ------------  --------
Net loss                         $    (4,098)  $(7,282)
                                 ------------  --------

Net loss per share as reported:
Basic and diluted                $      (.15)  $  (.24)
                                 ------------  --------


Pro Forma net loss per share:
Basic and diluted                $      (.34)  $  (.66)
                                 ------------  --------



     COMBINED  PRO  FORMA  RESULTS

The unaudited pro forma results of operations set forth below for the fiscal years ended May 31, 2003 and 2002 combine the pro forma adjustments related to the WTC acquisition detailed above with the pro forma adjustments related to the cessation in goodwill amortization detailed in Note A:




                                                For the Fiscal Years Ended
                                                     May 31 (unaudited)
                                                  2003                 2002
                                                  ----                 ----
Revenue                                         $ 14,192           $ 16,182
                                                --------           --------


Net loss                                        $(4,098)           $(7,282)
Add back: Goodwill amortization                     --                 934
                                                --------           --------
Adjusted net loss                               $(4,098)           $(6,348)
                                                --------           --------

Net loss per share as reported:
Basic and diluted                               $  (.15)           $  (.24)
                                                --------           --------

Pro Forma net loss per share:
Basic and diluted                               $  (.34)           $  (.58)
                                                --------           --------








     Subsequent to the fiscal year end, the Company exercised an option to purchase an additional 220,000 shares of WTC thereby bringing its ownership of WTC to 90.02%. On June 18, 2003, the Company filed a short-form merger with the State of Delaware thereby acquiring the 205,662 WTC shares that had not been tendered in the Offering. This action provides the beneficial owners of those 205,662 shares to present them to the Company and to receive $2.00 per share in cash.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SofTech,  Inc.


                            By  /s/  Joseph  P.  Mullaney
                               -----------------------
                               Joseph  P.  Mullaney,  President  and  COO

                            Date:  August  29,  2003

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                      Date
    ----------------------------------------------------------------------------

    /S/ Joseph P. Mullaney      President and Chief Operating Officer    8/29/03
    --------------------------- (Principal  executive  officer  and
        Joseph  P.  Mullaney     Principal financial  officer)

    /S/ Ronald A. Elenbaas      Director                                 8/29/03
    -------------------------------
        Ronald  A.  Elenbaas

    /S/ William Johnston        Director                                 8/29/03
    -------------------------------
        William  Johnston

    /S/ Timothy Tyler           Director                                 8/29/03
    -------------------------------
        Timothy  Tyler

    /S/ Barry Bedford           Director                                 8/29/03
    -------------------------------
        Barry  Bedford

    /S/ Frederick A. Lake       Director                                 8/29/03
    -------------------------------
        Frederick  A.  Lake



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of SofTech, Inc. on Form S-8 (File Nos. 33-5782, 333-61427 and 333-61417) and on
Form  S-3  (File  Nos.  33-63831,  333-30399  and  333-55759) and in the related
Prospectuses of our report dated August 8, 2003, with respect to the fiscal 2003 consolidated financial statements of SofTech, Inc. included in this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003.


                                                          /s/ Grant Thornton LLP

Boston,  Massachusetts
August  8,  2003