Form 10QSB
period 2003-08-31
SOFTECH INC
filed 2003-10-15
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               __________________


  For  the  Quarter  Ended                            Commission  File  Number
     August  31,  2003                                   0-10665

                                  SOFTECH, INC.

      State  of  Incorporation                          IRS  Employer
                                                        Identification
         Massachusetts                                    04-2453033

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

                               Yes   X   No _____
                                   ---

The number of shares outstanding of registrant's common stock at September 30, 2003 was 12,205,236 shares.




                                  SOFTECH, INC.
                                  -------------

                                      INDEX
                                      -----

                                                         Page  Number
                                                         ------------
PART  I.  Financial  Information

 Item  1.  Financial  Statements

  Consolidated Condensed Balance Sheets -
   August  31,  2003 (unaudited) and
   May  31,  2003 (audited)                                   3

  Consolidated Condensed Statements of Operations
  (unaudited) - Three Months Ended August 31, 2003
  and 2002                                                    4

  Consolidated Condensed Statements of Cash Flows
  (unaudited) - Three Months Ended August 31, 2003
  and 2002                                                    5

  Notes to Consolidated Condensed Financial Statements        6-11

 Item  2.  Management's Discussion and Analysis
 of  Operations                                               12-16

 Item  3.  Controls and Procedures                            17

PART  II.  Other Information

 Item  6.  Exhibits and Reports on Form 8-K                   17

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------






                                                                         August 31,    May 31,
                                                                          2003          2003
                                                                        (unaudited)   (audited)
                                                                        -----------  -----------
                                                                         (dollars in thousands)
                                                  ASSETS
                                                ----------

Cash and cash equivalents                                                $     438   $    654

Restricted cash                                                                  -         65

Accounts receivable, net                                                     1,455      2,052

Prepaid expenses and other assets                                              130        235
                                                                         ----------  ---------

Total current assets                                                         2,023      3,006
                                                                         ----------  ---------

Property and equipment, net                                                    265        306

Capitalized software costs, net                                              8,596      9,114

Identifiable intangible assets, net                                            825        917

Goodwill, net                                                                4,598      4,598

Notes receivable                                                               134        134

Other assets                                                                   161        160
                                                                         ----------  ---------

TOTAL ASSETS                                                             $  16,602   $ 18,235
                                                                         ==========  =========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT
                           ------------------------------------------

Accounts payable                                                         $     314   $    474

Accrued expenses                                                             1,680      2,048

Deferred maintenance revenue                                                 3,561      4,074

Current portion of capital lease obligations                                    20         30

Current portion of long term debt                                            1,095      1,095
                                                                         ----------  ---------

Total current liabilities                                                    6,670      7,721
                                                                         ----------  ---------



Non-current deferred revenue                                                   117        204

Long-term debt, net of current portion                                      13,075     13,058
                                                                          ---------  ---------

Total long-term debt                                                        13,192     13,262
                                                                          ---------  ---------

Stockholders' deficit                                                       (3,260)    (2,748)
                                                                          ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $   16,602  $ 18,235
                                                                         ==========  =========


See accompanying notes to consolidated condensed financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)


                                                                             Three Months Ended
                                                                            --------------------
                                                                            August 31,      August 31,
                                                                              2003            2002
                                                                         ---------------  ------------
                                                                    (in thousands, except for per share data)



Revenue

  Products                                                               $          583   $       298

  Services                                                                        2,360         1,423
                                                                         ---------------  ------------

Total revenue                                                                     2,943         1,721

Cost of products sold                                                                 8             9

Cost of services provided                                                           493            67
                                                                         ---------------  ------------

Gross margin                                                                      2,442         1,645

Research and development expenses                                                   773           334

Selling, general and administrative                                               1,279         1,173

Amortization of capitalized software and other intangible assets                    615           385
                                                                         ---------------  ------------

Loss from operations before interest expense and income taxes                      (225)         (247)

Interest expense                                                                    253           285
                                                                         ---------------  ------------

Loss from operations before income taxes                                           (478)         (532)

Provision for income taxes                                                            -             -
                                                                         ---------------  ------------

Net loss                                                                 $         (478)  $      (532)
                                                                         ===============  ============

Basic and diluted net loss per common share                              $        (0.04)  $     (0.04)
Weighted average common shares outstanding                                       12,205        12,205



See accompanying notes to consolidated condensed financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Three Months Ended
                                                                           -----------------------
                                                                           August 31,     August 31,
                                                                             2003            2002
                                                                        --------------  ------------
                                                                            (dollars in thousands)
Cash flows from operating activities:
  Net loss                                                              $        (478)  $      (532)
                                                                        --------------  ------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                 663           469
Change in current assets and liabilities:
    Accounts receivable                                                           597           531
    Prepaid expenses and other assets                                              70            41
    Accounts payable and accrued expenses                                        (528)         (213)
    Deferred maintenance revenue                                                 (600)         (381)
                                                                        --------------  ------------

Total adjustments                                                                 202           447
                                                                        --------------  ------------


Net cash used by operating activities                                            (276)          (85)
                                                                        --------------  ------------

Cash flows used by investing activities:
     Purchase of marketable securities                                              0           (29)
    Capital expenditures                                                          (12)          (31)
                                                                        --------------  ------------

Net cash used by investing activities                                             (12)          (60)
                                                                        --------------  ------------

Cash flows from financing activities:
   Principal payments under capital lease obligations                             (10)          (14)
   Proceeds (repayments) from line of credit agreements, net                       17          (170)
                                                                        --------------  ------------

Net cash provided (used) by financing activities                                    7          (184)
                                                                        --------------  ------------

Decrease in cash and cash equivalents                                            (281)         (329)

Cash and cash equivalents, beginning of period                                    719           708
                                                                       ---------------  ------------

Cash and cash equivalents, end of period                                $         438   $       379
                                                                        ==============  ============


See accompanying notes to consolidated condensed financial statements.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2003 Annual Report on Form 10-KSB.

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

CAPITALIZED  SOFTWARE  COSTS  AND  RESEARCH  AND  DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2002 or 2003.

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

The Company tested the goodwill for impairment as of May 31, 2003 and concluded, based on actual results for fiscal 2003 and projected cash flows from each of the reporting units, that no impairment existed as of May 31, 2003.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

STOCK  BASED  COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Because the number of shares is known and the exercise price of options granted has been equal to fair value at date of grant, no compensation expense has been recognized in the statements of operations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:




     Three Month Periods Ended August 31,
                                                     2003                  2002
--------------------------------------           --------------        -------------
                                               (in thousands, except per share data)
Net income (loss) - as reported                     $(478)                $(532)
Net income (loss) - pro forma                        (482)                 (537)
Loss per share - diluted - as reported               (.04)                 (.04)
Loss per share - diluted - pro forma                 (.04)                 (.04)



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

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the valuation of long term assets including intangibles (goodwill, capitalized software and other intangible assets), deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

(C)     LIQUIDITY

The Company ended the first three months of fiscal 2004 with cash of approximately $.4 million. Operating activities utilized approximately $276,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

assets generated cash of $852,000. The reduction in accounts payable and accrued expenses used cash of $528,000 and the cyclical reduction in deferred revenue utilized an additional $600,000 during the first quarter.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2003, the Company had available borrowings on its debt facilities of approximately $3.5 million.

(D)     Details  of  certain  balance  sheet  captions  are  as follows (000's):




                                    August 31, 2003       May 31, 2003
                                      (unaudited)           (audited)
                                   ----------------     -------------

Property and equipment . . . . . .  $          3,839     $     3,827
Accumulated depreciation
  and amortization . . . . . . . .            (3,574)         (3,521)
                                    -----------------    ------------
Property and equipment, net. . . .  $            265     $       306
                                    -----------------    ------------




Common stock, $.10 par value . . .  $          1,274     $     1,274
Capital in excess of par value . .            19,544          19,544
Accumulated deficit. . . . . . . .           (22,249)        (21,771)
Cumulative translation adjustment.              (268)           (234)
Less treasury stock. . . . . . . .            (1,561)         (1,561)
                                    -----------------    ------------
Stockholders' deficit. . . . . . .  $         (3,260)    $    (2,748)
                                    -----------------    ------------


The changes from May 31, 2003 in stockholders equity are due solely to the changes in the accumulated deficit resulting from the first quarter net loss of $478 and the first quarter foreign currency translation adjustment of $34.



(E)     LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2003 and 2002 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below (000's):


                                                Three Month Periods Ended August 31,
                                                     2003                   2002
                                                 (unaudited)             (unaudited)
                                               --------------             ----------
Basic weighted average shares outstanding          12,205                   12,205
Effect of employee stock options outstanding          ---                      ---
                                               --------------             ----------
                                                   12,205                   12,205
                                               ==============             ==========


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(F)     COMPREHENSIVE  LOSS

The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three month periods ended August 31, 2003 and 2002, the comprehensive loss was as follows (000's):




                                               Three Month Periods Ended August 31,
                                               2003                          2002
                                               (unaudited)                (unaudited)
                                               --------------             -------------

Net loss                                        $   (478)                  $   (532)
Changes in:
Foreign currency translation adjustment              (34)                        23
Unrealized loss on marketable securities              --                         22
                                                ---------                  ---------
Comprehensive loss                              $   (512)                  $   (487)
                                                =========                  =========



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




                    Three Months Ended   Three Months Ended
                    August 31,           August 31,
                    2003                 2002
Revenue:            (unaudited)          (unaudited)
                    ---------------      -------------
North America       $         2,311      $    1,014
Asia                            189             225
Europe                          472             505
Eliminations                    (29)            (23)
                    ----------------      ------------
Consolidated Total  $         2,943      $    1,721
                    ----------------      ------------






                    August 31,           May 31,
                    2003                 2003
Long Lived Assets:  (unaudited)          (audited)
                    ----------           ----------
North America       $   14,383           $   15,017
Europe                     196                  212
                    ----------           ----------
Consolidated Total  $   14,579           $   15,229
                    ----------           ----------



(H)     NEW  ACCOUNTING  PRONOUNCEMENTS:

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123),
Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require



                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

disclosure about those effects in interim financial information. The Company has complied with the disclosure provisions in these financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended August 31, 2003 or 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective June 1, 2003 did not have a material effect on the financial position or results of operations of the Company.

In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for the purpose of improving financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. The adoption of SFAS No. 149 effective July 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

(I)     ACQUISITION

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

The operating results of WTC have been included in the Company's results since the acquisition date. Therefore the results of operations shown below for the quarter ended August 31, 2003 are the actual results reported in this Form 10-Q. The unaudited pro forma results of operations for the three months ended August 31, 2002 assume that the WTC acquisition had occurred as of the beginning of each of that period.



                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

The following unaudited pro forma comparative information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and WTC been a consolidated entity as of the beginning of the quarter ended August 31, 2002 (in thousands, except per shared data). The results of WTC for the three month period ended September 30, 2002 were combined with the results of SofTech for the three month period ended August 31, 2002 in the preparation of this comparative information:



                                   Three Months Ended August 31,
                                           (unaudited)
                                2003                             2002
                           ---------------                 ----------------
Revenue                        $2,943                          $3,277

Net loss                         (478)                         (1,244)

Net loss per share:
Basic                            (.04)                           (.10)
Diluted                          (.04)                           (.10)


Subsequent to the fiscal year end, the Company exercised an option to purchase an additional 220,000 shares of WTC thereby bringing its ownership of WTC to 90.02%. On June 18, 2003, the Company filed a short-form merger with the State of Delaware thereby acquiring the 205,662 WTC shares that had not been tendered in the Offering. This action provides the beneficial owners of those 205,662 shares the right to present them to the Company and to receive $2.00 per share in cash.

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

The statements made below with respect to SofTech's outlook for fiscal 2004 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

Critical  Accounting  Policies  and  Significant  Judgments  and  Estimates

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

The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company tested the goodwill for impairment at May 31, 2003 and concluded based on actual results for fiscal 2003 and projected cash flows from each of the reporting units that no impairment existed as of May 31, 2003. The Company will be required to continue to perform a goodwill impairment test on an annual basis.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         -------     --------------------------------------------------

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

Results  of  Operations

Revenue for the three month period ended August 31, 2003 was $2.9 million as compared to $1.7 million for the same period in the prior fiscal year, an increase of $1.2 million or about 71%. Product revenue for the quarter ended August 31, 2003 was $583,000 as compared to $298,000 for the same period in the prior fiscal year, an increase of $285,000 or 96%. Service revenue for the quarter ended August 31, 2003 was about $2.4 million as compared to $1.4 million for the same period in fiscal 2003, an increase of $.9 million or 66%. The acquisition of WTC in December 2002 was responsible for these increases. During the first quarter of fiscal 2004, the WTC product line generated $276,000 of product revenue and $1.0 million of services revenue.

Revenue generated in the U.S. accounted for 77% of total revenue for the quarter ended August 31, 2003, up from 58% of total revenue for the same quarter in the previous year. Revenue generated in Europe and Asia for the first quarter of the current fiscal year was 16% and 6% of total revenue as compared to 29% and 13% of total revenue for the same period in fiscal 2003. Revenue generated in the U.S. increased by 128% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 and decreased in Europe and Asia by 7% and 16%, respectively, during the same periods. WTC's products are sold primarily in the U.S. The acquisition of WTC was responsible for the increases in the U.S. revenue noted above.

Gross margin as a percentage of revenue was 83.0% for the quarter ended August 31, 2003 as compared to 95.6% for the quarter ended August 31, 2002. This decrease in gross margin as a percent of revenue in the current year as compared to the same period last year is due to WTC's consulting services which make up approximately 7% of total revenue. The consulting revenue generated is a labor intensive effort and therefore has a much lower margin as compared to the margin on software maintenance revenue. It is the Company's expectation that consulting revenue will be an important element of our business in the future and that the gross margin experience of the current quarter will be the norm.

Research and development expenses ("R&D") were $773,000 for the three month period ended August 31, 2003 as compared to $334,000 for the same period in the prior fiscal year, an increase of 131%. The increase in R&D expenditures is due primarily to the addition of WTC's development engineering group which has increased our R&D staff from 14 in the first quarter of fiscal 2003 to 28 in the first quarter of fiscal 2004.

Selling, general and administrative ("SG&A") expense was $1.3 million for the three month period ended August 31, 2003 as compared to $1.2 million for the same period in fiscal 2003, an increase of approximately 9%. While the acquisition of WTC has increased the headcount in sales, sales support, marketing and administration by approximately 30%, the Company has taken cost cutting actions throughout fiscal 2003 and into the current quarter to reduce its infrastructure costs and gain synergies in combining these two businesses. These actions have offset the increased headcount.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

The non-cash expenses related to the amortization of capitalized software and other intangible assets was $615,000 for the quarter ended August 31, 2003 as compared to $385,000 for the same period in fiscal 2003. The increase of $230,000 is related to the capitalized software and other identifiable intangible assets of WTC totaling approximately $2.7 million that are being written off on a straight line basis over 3 years.

Interest expense for the three month period ended August 31, 2003 was approximately $253,000 as compared to $285,000 for the same period in fiscal 2003. The average borrowings increased to approximately $14.1 million during the current quarter as compared to $10.5 million for the same period in fiscal 2003, however, the interest rate on those borrowings decreased to about 7.5% in the current quarter from 11.1% for the same period in fiscal 2003. The increase in average borrowings is a direct result of the funds borrowed to complete the WTC acquisition.

The net loss for the three month period ended August 31, 2003 was $478,000 as compared to a net loss of $532,000 for the same period in the prior fiscal year. The loss per share for the three month periods ended August 31, 2003 and 2002 was $(.04).

Capital  Resources  and  Liquidity

The Company ended the first three months of fiscal 2004 with cash of approximately $.4 million. Operating activities utilized approximately $276,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation provided cash of $185,000. A decrease in accounts receivable and other assets generated $667,000, a reduction in accounts payable and accrued expenses used $528,000 and the cyclical reduction in deferred revenue utilized $600,000.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2003, the Company had available borrowings on its debt facilities of approximately $3.5 million.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

The Company's business is subject to many uncertainties and risks. This Form 10-QSB also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the SEC.

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


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

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

The continued integration of WTC may experience difficulty. Since acquiring WTC in December 2002, much progress has been made in integrating our operations, reducing redundant functions and consolidating our facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. There can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.

NEW  ACCOUNTING  PRONOUNCEMENTS:

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123),
Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has complied with the disclosure provisions in these financial statements.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the quarters ended August 31, 2003 or 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective June 1, 2003 did not have a material effect on the financial position or results of operations of the Company.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for the purpose of improving financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. The adoption of SFAS No. 149 effective July 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

Item  3.  Controls  and  Procedures
-----------------------------------

The Company's Chief Operating Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART  II.  OTHER  INFORMATION
-----------------------------

Item  6.  Exhibits  and  Reports  on  Form  8-K
-----------------------------------------------


(b)     Reports  on  Form  8-K

     The Company filed a Form 8-K dated June 18, 2003 regarding its merger of SofTech Acquisition Corporation with Workgroup Technology Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    SOFTECH,  INC.


Date:   October  15,  2003                /s/  Joseph  P.  Mullaney
    ----------------------                -------------------------
                                          Joseph  P.  Mullaney
                                          President
                                          Chief  Operating  Officer





                                   EXHIBIT 31

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Mullaney, President and Chief Operating Officer of SofTech, Inc., certify that:

1.     I  have  reviewed  this  annual  report  on Form 10-QSB of SofTech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly through the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations, and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the Audit Committee of the registrant's Board of Directors:

a) All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:  October  15,  2003       /s/  Joseph  P.  Mullaney
                                     -------------------------
                                     Joseph  P.  Mullaney
                                     President  and  Chief  Operating  Officer





                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of SofTech, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph P. Mullaney, President and Chief Operating Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Date:     October 15, 2003       /s/  Joseph  P.  Mullaney
                                      --------------------
                                      Joseph  P.  Mullaney
                                      President  and  Chief  Operating  Officer