Form 10QSB
period 2003-11-30
SOFTECH INC
filed 2004-01-15
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               __________________


  For  the  Quarter  Ended                            Commission  File  Number
     November  30,  2003                                   0-10665

                                  SOFTECH, INC.

      State  of  Incorporation                          IRS  Employer
                                                       Identification
         Massachusetts                                   04-2453033

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

                               Yes   X   No _____
                                   ---

The number of shares outstanding of registrant's common stock at December 31, 2003 was 12,205,236 shares.

                                  SOFTECH, INC.
                                  -------------

                                      INDEX
                                      -----




PART  I.  Financial  Information                                    Page  Number
                                                                    ------------

   Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  -
        November  30,  2003  (unaudited)  and  May 31, 2003 (audited)          3

     Consolidated  Condensed  Statements  of  Operations  (unaudited)  -
        Three  Months  Ended  November  30,  2003  and  2002                   4

     Consolidated  Condensed  Statements  of  Operations  (unaudited)  -
        Six  Months  Ended  November  30,  2003  and  2002                     5

     Consolidated  Condensed  Statements  of  Cash  Flows  (unaudited)  -
        Six  Months  Ended  November  30,  2003  and  2002                     6

     Notes  to  Consolidated  Condensed  Financial  Statements              7-13

   Item  2.  Management's  Discussion  and  Analysis  of  Operations       14-19

   Item  3.  Controls  and  Procedures                                        20


PART  II.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K                            20

                              PART I.  FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS


                                     SOFTECH, INC. AND SUBSIDIARIES
                               ---------------------------------------
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (dollars in thousands)
                                                                             November 30,         May 31,
                                                                                 2003              2003
                                                                              (unaudited)      (audited)
                                                                        ------------------  -------------

                                                   ASSETS
                                         -----------------------

Cash and cash equivalents                                               $          306   $        654

Restricted cash                                                                      -             65

Accounts receivable, net                                                         1,731          2,052

Prepaid expenses and other assets                                                  142            235
                                                                        ----------------  -------------

Total current assets                                                             2,179          3,006
                                                                        ----------------  -------------

Property and equipment, net                                                        242            306

Capitalized software costs, net                                                  8,078          9,114

Identifiable intangible assets, net                                                733            917

Goodwill, net                                                                    4,598          4,598

Notes receivable                                                                   134            134

Other assets                                                                       159            160
                                                                        ---------------  -------------

TOTAL ASSETS                                                            $       16,123   $     18,235
                                                                        ===============  =============


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                 ---------------------------------------

Accounts payable                                                        $          251   $        474

Accrued expenses                                                                 1,591          2,048

Deferred maintenance revenue                                                     3,433          4,074

Current portion of capital lease obligations                                        17             30

Current portion of long term debt                                                2,100          1,095
                                                                        ---------------  -------------

Total current liabilities                                                        7,392          7,721
                                                                        ---------------  -------------



Non-current deferred revenue                                                         -            204

Long-term debt, net of current portion                                          12,282         13,058
                                                                        ---------------  -------------

Total long-term debt                                                            12,282         13,262
                                                                        ---------------  -------------

Stockholders' deficit                                                           (3,551)        (2,748)
                                                                        ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $       16,123   $     18,235
                                                                        ===============  =============


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



                                                                           Three Months Ended
                                                                          --------------------

                                                                        November 30,     November 30,
                                                                            2003            2002
                                                                        -------------  --------------

Revenue

  Products                                                              $         868   $         837

  Services                                                                      2,442           1,389
                                                                        -------------  --------------

Total revenue                                                                   3,310           2,226

Cost of products sold                                                              11              24

Cost of services provided                                                         491              70
                                                                        --------------  --------------

Gross margin                                                                    2,808           2,132

Research and development expenses                                                 768             362

Selling, general and administrative                                             1,427           1,307

Amortization of capitalized software and other intangible assets                  610             385
                                                                        --------------  --------------

Income from operations before interest expense and income taxes                     3              78

Interest expense                                                                  249             291
                                                                        --------------  --------------

Loss from operations before income taxes                                         (246)           (213)

Provision for income taxes                                                          -               -
                                                                        --------------  --------------

Net loss                                                                $        (246)  $        (213)
                                                                        ==============  ==============

Basic and diluted net loss per common share                              $       (0.02)  $       (0.02)
Weighted average common shares outstanding                                      12,205          12,205



See accompanying notes to consolidated condensed financial statements.


                                                  SOFTECH, INC. AND SUBSIDIARIES
                                                  ------------------------------
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          -----------------------------------------------
                                           (in thousands, except for per share data)
                                                            (Unaudited)




                                                                                Six Months Ended
                                                                        -----------------------------

                                                                          November 30,      November 30,
                                                                               2003             2002
                                                                        ---------------  --------------

Revenue

  Products                                                              $         1,451   $       1,135

  Services                                                                        4,802           2,812
                                                                        ----------------  --------------

Total revenue                                                                     6,253           3,947

Cost of products sold                                                                19              33

Cost of services provided                                                           984             137
                                                                        ----------------  --------------

Gross margin                                                                      5,250           3,777

Research and development expenses                                                 1,541             696

Selling, general and administrative                                               2,706           2,480

Amortization of capitalized software and other intangible assets                  1,225             770
                                                                        ----------------  --------------

Loss from operations before interest expense and income taxes                      (222)           (169)

Interest expense                                                                    502             576
                                                                        ----------------  --------------

Loss from operations before income taxes                                           (724)           (745)

Provision for income taxes                                                            -               -
                                                                        ----------------  --------------

Net loss                                                                $          (724)  $        (745)
                                                                        ================  ==============

Basic and diluted net loss per common share                             $         (0.06)  $       (0.06)
Weighted average common shares outstanding                                        12,205          12,205



See accompanying notes to consolidated condensed financial statements.











                              SOFTECH, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                     (dollars in thousands)

                                                                                   Six Months Ended
                                                                         ------------------------------------
                                                                               November 30,     November 30,
                                                                                   2003             2002
                                                                         -------------------  --------------

Cash flows from operating activities:
  Net loss                                                               $              (724)  $        (745)
                                                                         --------------------  --------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                      1,311             977
Change in current assets and liabilities:
    Accounts receivable                                                                  321             276
    Prepaid expenses and other assets                                                     77             (65)
    Accounts payable and accrued expenses                                               (680)           (180)
    Deferred maintenance revenue                                                        (845)           (744)
                                                                         --------------------  --------------

Total adjustments                                                                        184             264
                                                                         --------------------  --------------


Net cash used by operating activities                                                   (540)           (481)
                                                                         --------------------  --------------

Cash flows used by investing activities:
     Purchase of marketable securities                                                     -             (29)
    Capital expenditures                                                                 (24)            (33)
                                                                         --------------------  --------------

Net cash used by investing activities                                                    (24)            (62)
                                                                         --------------------  --------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                                   (13)            (31)
    Proceeds from line of credit agreements, net                                         229           3,345
                                                                         --------------------  --------------

Net cash provided by financing activities                                                216           3,314
                                                                         --------------------  --------------

Increase (decrease) in cash and cash equivalents                                        (348)          2,771

Cash and cash equivalents, beginning of period                                           654             708
                                                                         --------------------  --------------

Cash and cash equivalents, end of period                                 $               306   $       3,479
                                                                         ====================  ==============


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

CAPITALIZED  SOFTWARE  COSTS  AND  RESEARCH  AND  DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and six month periods ended November 30, 2003 or 2002.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three and six month periods ended November 30, 2003 or 2002.

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




                                                                 Three Month Periods Ended November 30,
 (in thousands, except per share data)                                        2003      2002
---------------------------------------                                      ------   -------
Net income (loss) - as reported                                               $(246)  $(213)
Net income (loss) - pro forma                                                  (254)   (218)
Loss per share - diluted - as reported                                         (.02)   (.02)
Loss per share - diluted - pro forma                                           (.02)   (.02)




                                   SOFTECH, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    ------------------------------------------------------

                                                            Six Month Periods Ended November 30,
 (in thousands, except per share data)                                2003         2002
--------------------------------------                               -------    --------
Net income (loss) - as reported                                     $(724)      $(745)
Net income (loss) - pro forma                                        (740)       (753)
Loss per share - diluted - as reported                               (.06)       (.06)
Loss per share - diluted - pro forma                                 (.06)       (.06)

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

(C)     LIQUIDITY

The Company ended the first half of fiscal 2004 with cash of $306,000. Operating activities utilized $540,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $985,000. The reduction in accounts payable and accrued expenses used cash of $680,000 and the cyclical reduction in deferred revenue utilized cash of $845,000 during the first half of the fiscal year.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2003, the Company had available borrowings on its debt facilities of approximately $3.3 million.

(D)     Details  of  certain  balance  sheet  captions  are  as follows (000's):




                                November 30, 2003    May 31, 2003
                                   (unaudited)        (audited)
                                  -----------      ---------------

Property and equipment            $    3,851       $  3,827
Accumulated depreciation
  and amortization                    (3,609)        (3,521)
Property and equipment, net       $      242       $    306
                                  -----------      ---------

                         SOFTECH, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

Common stock, $.10 par value      $    1,274       $  1,274
Capital in excess of par value        19,544         19,544
Accumulated deficit                  (22,495)       (21,771)
Cumulative translation adjustment       (313)          (234)
Less treasury stock                   (1,561)        (1,561)
Stockholders' deficit             $   (3,551)      $ (2,748)
                                  ---------       -----------

The changes from May 31, 2003 in stockholders equity are due solely to the changes in the accumulated deficit resulting from the first half net loss of $724 and the first half foreign currency translation adjustment of $79.

(E)     LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2004 and 2003 because their inclusion would be antidilutive. There were a total of 493,000 and 413,000 options outstanding at November 30, 2003 and 2002, respectively.

(F)     COMPREHENSIVE  LOSS

The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three and six month periods ended November 30, 2003 and 2002, the comprehensive loss was as follows (000's):




                                                         Three Month Periods Ended November 30,
                                                              2003                2002
                                                          (unaudited)         (unaudited)
                                                         --------------       -------------

Net loss                                                  $   (246)            $   (213)
Changes in:
Foreign currency translation adjustment                        (45)                 (12)
Unrealized gain on marketable securities                        --                   97
                                                            --------             -------
Comprehensive loss                                        $   (291)            $   (128)
                                                           =========             =======


                                                           Six Month Periods Ended November 30,
                                                              2003                 2002
                                                           (unaudited)          (unaudited)
                                                         --------------       -------------

Net loss                                                  $   (724)             $  (745)
Changes in:
Foreign currency translation adjustment                        (79)                  12
Unrealized gain on marketable securities                        --                  119
                                                            --------            ---------
Comprehensive loss                                        $   (803)             $  (614)
                                                          ==========            =========

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

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




                    Three Months Ended    Three Months Ended
                    November 30, 2003     November 30,  2002
Revenue:               (unaudited)            (unaudited)
                    --------------------   -------------------
North America       $              2,595  $            1,251
Asia                                 260                 279
Europe                               698                 904
Eliminations                        (243)               (208)
                    --------------------  -------------------
Consolidated Total  $              3,310  $             2,226
                    --------------------  -------------------




                    Six Months Ended    Six Months Ended
                       November 30,        November 30,
Revenue:                  2003                  2002
                      (unaudited)           (unaudited))
                    ------------------    -------------------
North America       $            4,906  $               2,300
Asia                               449                    469
Europe                           1,170                  1,409
Eliminations                      (272)                  (231)
                    ------------------  ---------------------
Consolidated Total  $            6,253  $               3,947
                    ------------------  ---------------------








                      November 30,    May 31,
                         2003          2003
Long Lived Assets:   (unaudited)    (audited)
                    --------------  ----------
North America       $       13,752  $   15,017
Europe                         192         212
                                    ----------
Consolidated Total  $       13,944  $   15,229
                                    ----------





(H)     NEW  ACCOUNTING  PRONOUNCEMENTS:

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

Subsequent to the 2003 fiscal year end, the Company exercised an option to purchase an additional 220,000 shares of WTC thereby bringing its ownership of WTC to 90.02%. On June 18, 2003, the Company filed a short-form merger with the State of Delaware thereby acquiring the 205,662 WTC shares that had not been tendered in the Offering. This action provides the beneficial owners of those 205,662 shares the right to present them to the Company and to receive $2.00 per share in cash.

The operating results of WTC have been included in the Company's results since the acquisition date. Therefore the results of operations shown below for the three and six month periods ended November 30, 2003 are the actual results reported in this Form 10-QSB. The unaudited pro forma results of operations for the three and six month periods ended November 30, 2002 assume that the WTC acquisition had occurred as of the beginning of each of those periods.

The following unaudited pro forma comparative information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and WTC been a consolidated entity as of the beginning of the three and six month periods ended November 30, 2002 (in thousands, except per shared data). The results of WTC for the three and six month periods ended December 31, 2002 were combined with the results of SofTech for the three and six month periods ended November 30, 2002 in the preparation of this comparative information:




                       Three Months Ended November 30,
                               (unaudited)
                              2003     2002
                       -----------    -------
  Revenue              $      3,310   $3,932

  Net loss                     (246)    (574)

  Net loss per share:
  Basic                        (.02)    (.05)
  Diluted                      (.02)    (.05)




                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


                       Six Months Ended November 30,
                              (unaudited)
                               2003      2002
                       -------------  --------
  Revenue              $      6,253   $ 7,209

  Net loss                     (724)   (1,817)

  Net loss per share:
  Basic                        (.06)     (.15)
  Diluted                      (.06)     (.15)

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

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

Critical  Accounting  Policies  and  Significant  Judgments  and  Estimates
---------------------------------------------------------------------------

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

The Company's significant accounting policies are described in Note B to these financial statements. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

     Valuation  of  Long-lived  and  Intangible  Assets
     --------------------------------------------------

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

     Valuation  of  Goodwill
     -----------------------
Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of June 1, 2002

The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company tested the goodwill for impairment at May 31, 2003 and concluded based on actual results for fiscal 2003 and projected cash flows from each of the reporting units that no impairment existed as of May 31, 2003. The Company will be required to continue to perform a goodwill impairment test on an annual basis.


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

     Estimating  Allowances  for  Doubtful  Accounts  Receivable
     -----------------------------------------------------------

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

     Valuation  of  Deferred  Tax  Assets
     ------------------------------------

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

     Results  of  Operations
     -----------------------
On December 18, 2002, the Company closed its all cash tender offer ("Offer") for all of the outstanding shares of common stock of Workgroup Technology Corporation as more fully described above and in our previous SEC filings. The operating results of WTC have been included in the Company's results since the acquisition date. This acquisition had a material positive impact on the Company's operating results and the acquisition is the primary reason for the changes in revenue and cash flow for the three and six month periods ended November 30, 2003 (which include WTC) as compared to the three and six month periods ended November 30, 2002 (which exclude WTC).

Revenue  for  the  three  and six month periods ended November 30, 2003 was $3.3 million and $6.3 million, respectively, as compared to $2.2 million and $3.9 million for the same periods in the prior fiscal year. This represents an increase of $1.1 million or 48.7% for fiscal 2004 Q2 as compared to the same period in fiscal 2003 and an increase of $2.3 million or 58.4% for the first half of fiscal 2004 compared to the same period in fiscal 2003. WTC generated approximately $1.5 million and $2.8 million of revenue, respectively, for the three and six month periods ended November 30, 2003 thereby offsetting a decrease in the revenue of the Company's CAD and CAM products of about 17% and 22% for the three and six month periods ended November 30, 2003 as compared to the same periods in the prior year. This decrease was due primarily to a depressed capital spending environment especially for the manufacturing marketplace that uses the Company's software products.

Product revenue for the three and six month periods ended November 30, 2003 was approximately $868,000 and $1.5 million, respectively, as compared to $837,000 and $1.1 million for the same periods in the prior fiscal year. This represents an increase of $31,000 or 3.7% for fiscal 2004 Q2 as compared to the same period in fiscal 2003 and an increase of $.3 million or 27.8% for the first half of fiscal 2004 compared to the same period in fiscal 2003. WTC generated approximately $.4 million and $.7 million of product revenue, respectively, for the three and six month periods ended November 30, 2003. The product revenue for SofTech's non-WTC product offerings declined by approximately 46.8% and 33.8% for the three and six month periods ended November 30, 2003 as compared to the same periods in 2002 due to the aforementioned depressed capital spending market. In this kind of environment, orders for new product are often delayed or reduced significantly as companies adjust their capital expenditures.

Service revenue for the three and six month periods ended November 30, 2003 was $2.4 million and $4.8 million, respectively, as compared to $1.4 million and $2.8 million for the same period in fiscal 2003. This represents an increase of $1.1 million or 75.8% for fiscal 2004 Q2 as compared to the same period in fiscal 2003 and an increase of $2.0 million or 70.8% for the first half of fiscal 2004 compared to the same period in fiscal 2003. WTC generated approximately $1.1 million and $2.0 million of service revenue, respectively, for the three and six month periods ended November 30, 2003 thereby accounting for all of the increase in service revenue. Despite the difficult economic situation noted above, generally our customers continue to purchase maintenance support contracts. This is the reason


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

that SofTech's non-WTC service revenue remained flat despite the declines noted above for product revenue.

Revenue generated in the U.S. accounted for 71% and 74% of total revenue for the three and six month periods ended November 30, 2003, respectively, up from 47% and 52% of total revenue for the same periods in the previous year. Revenue generated in Europe for the three and six month periods ended November 30, 2003 was 21% and 19% of total revenue, respectively, as compared to 40% and 36% of total revenue for the same period in fiscal 2003. Revenue generated in Asia for the three and six month periods ended November 30, 2003 was 8% and 7% of total revenue, respectively, as compared to 13% and 12% of total revenue for the same period in fiscal 2003. Revenue generated in the U.S. increased by 107% and 113% for the three and six month periods ended November 30, 2003 as compared to the same periods in the prior fiscal year. Revenue generated in Europe decreased by 23% and 17% while revenue generated in Asia decreased 7% and 4% for the same periods. WTC's products are sold primarily in the U.S. The acquisition of WTC was responsible for the increases in the U.S. revenue noted above.

Gross margin as a percentage of revenue was 84.8% and 84.0 % for the three and six month periods ended November 30, 2003, respectively, as compared to 95.8% and 95.7% for the same periods in fiscal 2003. This decrease in gross margin as a percent of revenue in fiscal 2004 as compared to the same period in fiscal 2003 is due to WTC's consulting services which make up approximately 6% of total revenue. The consulting revenue generated is a labor intensive effort and therefore has a much lower margin as compared to the margin on software maintenance revenue. It is the Company's expectation that consulting revenue will be an important element of our business in the future and that the gross margin experience of the current quarter will be the norm.

Research and development expenses ("R&D") were $768,000 and $1.5 million for the three and six month periods ended November 30, 2003, respectively, as compared to $362,000 and $696,000 for the same periods in the prior fiscal year. This represents an increase of $406,000 or 112.2% for fiscal 2004 Q2 as compared to the same period in fiscal 2003 and an increase of $845,000 or 121.4% for the first half of fiscal 2004 compared to the same period in fiscal 2003. The increase in R&D expenditures is due primarily to the addition of WTC's development engineering group which has increased our R&D staff from 14 in fiscal 2003 to 28 in fiscal 2004.

Selling, general and administrative ("SG&A") expenses were $1.4 million and $2.7 million, respectively, for the three and six month periods ended November 30, 2003 as compared to $1.3 million and $2.5 million for the same period in fiscal 2003. This represents an increase of $.1 million or 9.2% for fiscal 2004 Q2 as compared to the same period in fiscal 2003 and an increase of $.2 million or 9.1% for the first half of fiscal 2004 compared to the same period in fiscal 2003. While the acquisition of WTC has increased the headcount in sales, sales support, marketing and administration by approximately 30%, the Company has taken cost cutting actions throughout fiscal 2003 and into the current year to reduce its infrastructure costs and gain synergies in combining these two businesses. These actions have offset the increased headcount.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $.6 million and $1.2 million for the three and six month periods ended November 30, 2003 as compared to $.4 million and $.8 million for the same periods in fiscal 2003. The increase of approximately $.2 million per quarter in fiscal 2004 compared to fiscal 2003 is related to the capitalized software and other identifiable intangible assets of WTC totaling approximately $2.7 million that are being written off on a straight line basis over 3 years.

Interest expense for the three and six month periods ended November 30, 2003 were approximately $249,000 and $502,000, respectively, as compared to $291,000 and $576,000 for the same periods in fiscal 2003. This represents a decrease of $42,000 or 14.4% for the second quarter of fiscal 2004 compared to the same period in the previous fiscal year and a decrease of $74,000 or 12.8% for the six month period ended November 30, 2003 compared to the same period in the prior fiscal year. The average borrowings increased to approximately $14.3 million during the current quarter as compared to $12.1 million for the same period in fiscal 2003, however, the average interest rate on those borrowings decreased to about 7.0% in the current quarter from 9.6% for the same period in fiscal 2003. The average borrowings increased to approximately $14.3 million during the first half of fiscal 2004 as compared to $11.7 million for the same period in fiscal 2003, however, average the interest rate on those

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

borrowings decreased to about 7.0% during the first half of fiscal 2004 as compared to 9.8% for the same period in fiscal 2003. The increase in average borrowings is a direct result of the funds borrowed to complete the WTC acquisition.

The net loss for the three and six month periods ended November 30, 2003 were $(246,000) and $(724,000), respectively, as compared to a net loss of $(213,000) and $(745,000) for the same period in the prior fiscal year. The loss per share for each of the three month periods ended November 30, 2003 and 2002 was $(.02) and for each of the six month periods ended November 30, 2003 and 2002 was $(.06).

Capital  Resources  and  Liquidity
----------------------------------
The Company ended the first half of fiscal 2004 with cash of $306,000. Operating activities utilized $540,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $985,000. The reduction in accounts payable and accrued expenses used cash of $680,000 and the cyclical reduction in deferred revenue utilized cash of $845,000 during the first half of the fiscal year.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2003, the Company had available borrowings on its debt facilities of approximately $3.3 million.

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

Our  quarterly  results  may  fluctuate.
---------------------------------------

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

We  may not generate positive cash flow in the future.
------------------------------------------------------

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


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Continued  decline  in  business  conditions  and  Information  Technology  (IT)
--------------------------------------------------------------------------------
spending  could  cause  further  decline  in  revenue.
------------------------------------------------------

The level of future IT spending remains very uncertain as does the prognosis for an economic recovery in the manufacturing sector. If IT spending continues to decline and the manufacturing sector continues to experience economic difficulty, the Company's revenues could be adversely impacted.

The  Company  is  dependent  on its lender for continued support.
-----------------------------------------------------------------

We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed.

The  continued integration of WTC may experience difficulty.
------------------------------------------------------------

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three and six month periods ended November 30, 2003 or 2002.

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

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

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

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOFTECH,  INC.

Date:   January  14,  2004                /s/  Joseph  P.  Mullaney
    ----------------------                -------------------------
                                          Joseph  P.  Mullaney
                                          President
                                          Chief  Operating  Officer