Form 10QSB
period 2004-02-29
SOFTECH INC
filed 2004-04-14
CIK 354260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               __________________


  For  the  Quarter  Ended                            Commission  File  Number
     February  29,  2004                                   0-10665

                                  SOFTECH, INC.

      State  of  Incorporation                          IRS  Employer
                                                        Identification
         Massachusetts                                   04-2453033

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

                               Yes   X   No _____
                                   ---

The number of shares outstanding of registrant's common stock at March 31, 2004 was 12,205,236 shares.

                                  SOFTECH, INC.
                                  -------------

                                      INDEX
                                      -----




PART  I.  Financial  Information                                    Page  Number
                                                                    ------------

   Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  -
        February  29,  2004  (unaudited)  and  May 31, 2003 (audited)          3

     Consolidated  Condensed  Statements  of  Operations  (unaudited)  -
        Three  Months  Ended  February 29, 2004 and February 28, 2003          4

     Consolidated  Condensed  Statements  of  Operations  (unaudited)  -
        Nine  Months  Ended  February  29, 2004 and February 28, 2003          5

     Consolidated  Condensed  Statements  of  Cash  Flows  (unaudited)  -
        Nine  Months  Ended  February  29, 2004 and February 28, 2003          6

     Notes  to  Consolidated  Condensed  Financial  Statements              7-14

   Item  2.  Management's  Discussion  and  Analysis  of  Operations       15-20

   Item  3.  Controls  and  Procedures                                        21

PART  II.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K                            21


                                   PART I.  FINANCIAL INFORMATION

                                    ITEM 1. FINANCIAL STATEMENTS
                                   SOFTECH, INC. AND SUBSIDIARIES
                                   ------------------------------
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                               -------------------------------------

                                                                          (dollars in Thousands)
                                                                         February 29,      May 31,
                                                                             2004           2003
                                                                          (unaudited)    (audited)
                                                                         --------------  ----------

                                                   ASSETS
                                                -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $         539   $     654

Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          65

Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .          1,576       2,052

Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .            134         235
                                                                         --------------  ----------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .          2,249       3,006
                                                                         --------------  ----------

Property and equipment, net (Note B). . . . . . . . . . . . . . . . . .            231         306

Capitalized software costs, net . . . . . . . . . . . . . . . . . . . .          7,560       9,114

Identifiable intangible purchased assets, net . . . . . . . . . . . . .            642         917

Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,601       4,598

Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            134         134

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            160         160
                                                                         --------------  ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      15,577   $  18,235
                                                                         ==============  ==========


                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                ---------------------------------------

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         198   $     474

Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,468       2,048

Deferred maintenance revenue. . . . . . . . . . . . . . . . . . . . . .          3,996       4,074

Current portion of capital lease obligations. . . . . . . . . . . . . .             14          30

Current portion of long term debt . . . . . . . . . . . . . . . . . . .          1,892       1,095
                                                                         --------------  ----------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .          7,568       7,721
                                                                         --------------  ----------

Non-current deferred revenue. . . . . . . . . . . . . . . . . . . . . .            118         204

Long-term debt, net of current portion. . . . . . . . . . . . . . . . .         12,245      13,058
                                                                         --------------  ----------

Total long-term liabilities . . . . . . . . . . . . . . . . . . . . . .         12,363      13,262
                                                                         --------------  ----------

Stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . .         (4,354)     (2,748)
                                                                         --------------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . .  $      15,577   $  18,235
                                                                         ==============  ==========


See accompanying notes to consolidated condensed financial statements.



                                       SOFTECH, INC. AND SUBSIDIARIES
                                       ------------------------------
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                                          (in thousands, except for per
                                                                                      share data)

                                                                                Three Months Ended
                                                                        ------------------------------------

                                                                            February 29,       February 28,
                                                                               2004                2003
                                                                        --------------------  --------------

Revenue

  Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               603   $         989

  Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,165           2,167
                                                                        --------------------  --------------

Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,768           3,156

Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . .                   15              16

Cost of services provided. . . . . . . . . . . . . . . . . . . . . . .                  476             332
                                                                        --------------------  --------------

Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,277           2,808

Research and development expenses. . . . . . . . . . . . . . . . . . .                  751             706

Selling, general and administrative. . . . . . . . . . . . . . . . . .                1,406           1,647

Amortization of capitalized software and other intangible assets . . .                  610             635
                                                                        --------------------  --------------

Loss from operations before interest expense and income taxes. . . . .                 (490)           (180)

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                  255             314
                                                                        --------------------  --------------

Loss from operations before income taxes . . . . . . . . . . . . . . .                 (745)           (494)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .                    -               -
                                                                        --------------------  --------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (745)  $        (494)
                                                                        ====================  ==============

Basic and diluted net loss per common share. . . . . . . . . . . . . .  $             (0.06)  $       (0.04)
Weighted average common shares outstanding . . . . . . . . . . . . . .               12,205          12,205



See accompanying notes to consolidated condensed financial statements.



                                       SOFTECH, INC. AND SUBSIDIARIES
                                       ------------------------------
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                                             (in thousands, except
                                                                              for per share data)

                                                                                Nine Months Ended
                                                                       ------------------------------------

                                                                           February 29,      February 28,
                                                                                2004            2003
                                                                        -------------------  --------------

Revenue

  Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            2,054   $       2,124

  Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,967           4,979
                                                                        -------------------  --------------

Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,021           7,103

Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . .                  34              49

Cost of services provided. . . . . . . . . . . . . . . . . . . . . . .               1,460             469
                                                                        -------------------  --------------

Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,527           6,585

Research and development expenses. . . . . . . . . . . . . . . . . . .               2,292           1,402

Selling, general and administrative. . . . . . . . . . . . . . . . . .               4,112           4,127

Amortization of capitalized software and other intangible assets . . .               1,835           1,405
                                                                        -------------------  --------------

Loss from operations before interest expense and income taxes. . . . .                (712)           (349)

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                 757             890
                                                                        -------------------  --------------

Loss from operations before income taxes . . . . . . . . . . . . . . .              (1,469)         (1,239)

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .                   -               -
                                                                        -------------------  --------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (1,469)  $      (1,239)
                                                                        ===================  ==============

Basic and diluted net loss per common share. . . . . . . . . . . . . .  $            (0.12)  $       (0.10)
Weighted average common shares outstanding . . . . . . . . . . . . . .              12,205          12,205



See accompanying notes to consolidated condensed financial statements.



                                    SOFTECH, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                           (dollars in thousands)
                                                                             Nine Months Ended
                                                                        ------------------------------
                                                                         February 29,    February 28,
                                                                            2004            2003
                                                                        --------------  --------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,469)  $      (1,239)
                                                                        --------------  --------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .          1,943           1,703
Change in current assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .            476            (900)
    Prepaid expenses and other assets. . . . . . . . . . . . . . . . .             25             134
    Accounts payable and accrued expenses. . . . . . . . . . . . . . .           (856)            706
    Deferred maintenance revenue . . . . . . . . . . . . . . . . . . .           (164)            285
                                                                        --------------  --------------

Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,424           1,928
                                                                        --------------  --------------

Net cash (used) provided by operating activities . . . . . . . . . . .            (45)            689
                                                                        --------------  --------------

Cash flows used by investing activities:
     Payments for business acquisition, net of cash acquired . . . . .              -          (3,305)
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .            (38)            (83)
                                                                        --------------  --------------

Net cash used by investing activities. . . . . . . . . . . . . . . . .            (38)         (3,388)
                                                                        --------------  --------------

Cash flows from financing activities:
   Principal payments under capital lease obligations. . . . . . . . .            (16)            (44)
   (Payments) proceeds from line of credit agreements, net . . . . . .            (16)          3,109
                                                                        --------------  --------------

Net cash (used) provided by financing activities . . . . . . . . . . .            (32)          3,065
                                                                        --------------  --------------

(Decrease) increase in cash and cash equivalents . . . . . . . . . . .           (115)            366

Cash and cash equivalents, beginning of period . . . . . . . . . . . .            654             708
                                                                        --------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $         539   $       1,074
                                                                        ==============  ==============

Supplemental Disclosures of Cash Flow Information:
          Interest Paid. . . . . . . . . . . . . . . . . . . . . . . .            757             890
          Income Taxes Paid. . . . . . . . . . . . . . . . . . . . . .             10              11


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

CAPITALIZED  SOFTWARE  COSTS  AND  RESEARCH  AND  DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three or nine month periods ended February 29, 2004 or February 28, 2003.

ACCOUNTING  FOR  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be repeated annually, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill ceased as of May 31, 2002.

The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three and nine month periods ended February 29, 2004 or February 28, 2003.

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




                                         Three Month Periods Ended
                                        ----------------------------
                                          February 29,   February 28,
                                             2004           2003
(in thousands, except per share data)     (unaudited)    (unaudited)
----------------------------------       ------------   -------------
Net loss - as reported. . . . . . . . .  $       (745)   $      (494)
Net loss - pro forma. . . . . . . . . .          (748)          (500)
Loss per share - diluted - as reported.         (0.06)         (0.04)
Loss per share - diluted - pro forma            (0.06)         (0.04)





                                          Nine Month Periods Ended
                                         ----------------------------
                                         February 29,   February 28,
                                             2004           2003
(in thousands, except per share data)    (unaudited)    (unaudited)
------------------------                -------------   -------------
Net loss - as reported. . . . . . . . . $      (1,469)  $     (1,239)
Net loss - pro forma. . . . . . . . . .        (1,478)        (1,256)
Loss per share - diluted - as reported.         (0.12)         (0.10)
Loss per share - diluted - pro forma. .         (0.12)         (0.10)


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

(C)     LIQUIDITY

The Company ended the third quarter of fiscal 2004 with cash of $539,000. Operating activities utilized $45,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $975,000. The reduction in accounts payable, accrued expenses and deferred revenue used cash of $1,020,000 during the first nine months of the fiscal year.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 29, 2004, the Company had available borrowings on its debt facilities of approximately $3.3 million.

(D)     BALANCE  SHEET  COMPONENTS

Details  of  certain  balance  sheet  captions  are  as  follows  (000's):



     Property  and  Equipment


                               February 29,      May 31,
                                   2004           2003
                                (unaudited)    (audited)
                             --------------  -------------

Property and equipment. . .  $       3,865   $      3,827
Accumulated depreciation
  and amortization. . . . .         (3,634)        (3,521)
                             --------------  -------------
Property and equipment, net  $         231   $        306
                             --------------  -------------



Stockholders' Deficit


Common stock, $.10 par value. . .  $  1,274   $  1,274
Capital in excess of par value. .    19,544     19,544
Accumulated deficit . . . . . . .   (23,240)   (21,771)
Cumulative translation adjustment      (371)      (234)
Less treasury stock . . . . . . .    (1,561)    (1,561)
                                   ---------  ---------
Stockholders' deficit . . . . . .  $ (4,354)  $ (2,748)
                                   ---------  ---------

The changes from May 31, 2003 in stockholders equity are due solely to the changes in the accumulated deficit resulting from the net loss for the first nine months of the fiscal year of $1,469 and the foreign currency translation adjustment of $137.

(E)     LOSS  PER  SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2004 and 2003 because their inclusion would be antidilutive. There were a total of 493,000 and 413,000 options outstanding at February 29, 2004 and February 28, 2003, respectively.

(F)     COMPREHENSIVE  LOSS

The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three and nine month periods ended February 29, 2004 and February 28, 2003, the comprehensive loss was as follows (000's):




                                           Three Month Periods Ended
                                           February 29,   February 28,
                                              2004            2003
                                            (unaudited)    (unaudited)
                                          -------------  -------------
Net loss . . . . . . . . . . . . . . . .   $      (745)   $      (494)
Changes in:
Foreign currency translation adjustment.           (58)           (67)
Unrealized loss on marketable securities             -             (4)
                                          -------------  -------------
Comprehensive loss . . . . . . . . . . .   $      (803)   $      (565)
                                          =============  =============


                                            Nine Month Periods Ended
                                          February 29,   February 28,
                                              2004           2003
                                          (unaudited)    (unaudited)
                                          -------------  -------------
Net loss . . . . . . . . . . . . . . . .  $     (1,469)  $     (1,239)
Changes in:
Foreign currency translation adjustment.          (137)           (56)
Unrealized gain on marketable securities             -             73
                                          -------------  -------------
Comprehensive loss . . . . . . . . . . .  $     (1,606)  $     (1,222)
                                          =============  =============


 (G)     SEGMENT  INFORMATION

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management computer solutions. Within that one reportable segment we offer several distinct product families and numerous modules for each of those product families. The three major product families are our two-dimensional CAD product family known as Cadra, our CAM product offerings by various trade names, and our data management and collaboration technology known as ProductCenter. The
Company's operations are organized geographically with foreign offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000's):




                            Three Month Periods Ended
                        February 29,          February 28,
                            2004                  2003
Revenue: . . . . .      (unaudited)           (unaudited)
                    ------------------------------------------
North America. . .  $             2,035   $             2,625
Asia . . . . . . .                  256                   280
Europe . . . . . .                  571                   522
Eliminations . . .                  (94)                 (271)
                    --------------------  --------------------
Consolidated Total  $             2,768   $             3,156
                    --------------------  --------------------





                          Nine Month Periods Ended
                       February 29,         February 28,
                           2004                 2003
Revenue: . . . . .     (unaudited)          (unaudited)
                    ----------------------------------------
North America. . .  $            6,941   $            4,925
Asia . . . . . . .                 705                  749
Europe . . . . . .               1,741                1,931
Eliminations . . .                (366)                (502)
                    -------------------  -------------------
Consolidated Total  $            9,021   $            7,103
                    -------------------  -------------------

                          February 29,         May 31,
                             2004               2003
Long Lived Assets:       (unaudited)         (audited)
                    ----------------------------------------
North America. . .  $           13,131   $           15,017
Europe . . . . . .                 197                  212
                    -------------------  -------------------
Consolidated Total  $           13,328   $           15,229
                    -------------------  -------------------


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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three and nine month periods ended February 29, 2004 or the same periods in the prior year.

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

The operating results of WTC have been included in the Company's results since the acquisition date. Therefore the results of operations shown below for the three and nine month periods ended February 29, 2004 are the actual results reported in this Form 10-QSB. The unaudited pro forma results of operations for the three and nine month periods ended February 28, 2003 assume that the WTC acquisition had occurred as of the beginning of each of those periods.

The following unaudited pro forma comparative information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and WTC been a consolidated entity as of the beginning of the three and nine month periods ended February 28, 2003 (in thousands, except per shared data). The pro forma results for the three and nine month periods ended February 28, 2003 have been prepared by combining the Company's actual results for those periods with the adjusted results of WTC prior to the acquisition and making certain adjustments to increase expenses for the amortization of intangible assets and interest expense and eliminate all transaction related expenses incurred by WTC during those periods.





                             Three Months Ended,
                               (unaudited)
                     February 29,            February 28,
                        2004                    2003
                     ----------------       -------------
Revenue . . . . . .  $   2,768                 $ 3,464

Net loss. . . . . .       (745)                   (519)
Net loss per share:
Basic . . . . . . .       (.06)                  (. 04)
Diluted . . . . . .       (.06)                   (.04)


                                Nine Months Ended,
                                  (unaudited)
                     February 29,            February 28,
                         2004                    2003
                     ----------------       -------------
Revenue . . . . . .  $   9,021                 $10,714

Net loss. . . . . .     (1,469)                 (2,739)

Net loss per share:
Basic . . . . . . .       (.12)                   (.22)
Diluted . . . . . .       (.12)                   (.22)

(J)     SUBSEQUENT  EVENT

Subsequent to the end of the quarter, the Board of Directors approved the following actions at the regularly scheduled meeting:

-    Established  June 30, 2004 as the 2003 Annual Meeting of the Stockholders;
- Approved a resolution to amend the Company's Amended Articles of Incorporation to authorize a class of Preferred Shares and to provide the Board of Directors with the authority to issue Preferred Shares in an amount and under such terms as deemed appropriate; and
- Approved the conversion to Preferred Shares of the Company's outstanding debt to Greenleaf Capital, Inc., subject to approval of the Amendment described above.

Management and the Board of Directors will recommend that the stockholders approve the Amendment.

Subject to stockholder approval of the amendment to the Articles of Incorporation described above, the Company has also reached a tentative agreement with Greenleaf Capital, Inc. whereby the Company would issue up to $14 million in Preferred Shares to Greenleaf Capital in exchange for up to $14 million of debt.


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

     Valuation  of  Goodwill
     -----------------------

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be repeated annually, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of June 1, 2002.

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

Results  of  Operations
-----------------------

The  WTC  Acquisition
---------------------
On December 18, 2002, the Company closed its all cash tender offer ("Offer") for all of the outstanding shares of common stock of Workgroup Technology Corporation as more fully described above and in our previous SEC filings. The operating results of WTC have been included in the Company's results since the acquisition date.

WTC represented a significant acquisition for the Company. Its technology, known as ProductCenter, is complementary to our technology offerings, its revenue was comparable and its physical proximity made it possible to quickly combine our headquarter locations within one facility. Redundant administrative and management positions were also eliminated at or near the acquisition date. Most of the significant changes in results of operations for the periods presented herein are a direct result of this acquisition.

The results of operations for WTC are included in their entirety in the three and nine month periods ended February 29, 2004. For the three month period ended February 28, 2003, WTC's results of operations are included for all but the first 18 days of that period. For the nine months ended February 28, 2003, WTC's results of operations are included for the last two and a half months of that period.

Overview
--------
Our revenues derive from three distinct product families that serve different functions within what has become known as the Product Lifecycle Management ("PLM") industry. These product families were acquired by the Company in three separate and unrelated business transactions over the last six years. Two of those product families, Cadra and our CAM technologies, serve mature markets and are primarily focused on catering to the needs of our installed base. These product families make up about half of our revenue. The ProductCenter product line is a product data management and collaboration technology. Essentially, it allows users to capture critical corporate product data, control that data and share it with authorized users throughout the company's extended enterprise. This product offering serves a portion of the PLM industry that is forecasted by industry analysts to grow at approximately 15% per year for the next four years. ProductCenter is integrated with proprietary CAD tools that make up a majority of the installed base of CAD users including Parametric Technology Corporation's Pro/Engineer, Dassault Systems' Solidworks and AutoDesk's products including AutoCad, Inventor and Mechanical Desktop.

Over the last several months, we have experienced an increase in pre-sales activity surrounding our ProductCenter offering. We attribute this increased pre-sales activity to several factors including:

- the increased sales presence of the Company's sales force and indirect distribution channel marketing the ProductCenter offering post acquisition;
-    the  translation  of  ProductCenter  for  non-English  speaking  users;
- a cautiously improving economic outlook which has begun to remove the spending restraints that were most certainly in place for a large portion of our targeted customers over the last several years; and
- a steadily growing transition from 2D CAD tools to 3D CAD tools which greatly increase the demand for data management solutions.


However, while we have experienced an increase in pre-sales activity over the last several months, there continues to be a hesitancy on the part of companies to make that final decision to issue a purchase order. This hesitation has caused a certain unpredictability to our license revenue although the pipeline of identified business from both our installed base and newly identified customers has grown. Our current quarter product revenue decreased 27% from the immediately preceding second quarter and 37% from the same quarter in the prior year. These negative comparisons were due almost entirely to our ProductCenter offering which is exactly where we see the increasing pre-sale activity and the greatest market opportunity.

Detailed  Analysis
------------------
Revenue for the three month period ended February 29, 2004 was $2.8 million as compared to $3.2 million for the same period in the prior fiscal year, a decrease of $(.4) million or (12.3)%. This decrease was primarily due to the decrease in product revenue from our ProductCenter offering (acquired in the WTC transaction). See discussion under product revenue below.

Revenue for the nine month period ended February 29, 2004 was $9.0 million as compared to $7.1 million for the same period in the prior fiscal year, an increase of $1.9 million or 27.0%. The inclusion of WTC for the entire nine month period of the current year while being included in the prior year for only about two and a half months of the nine month period accounted for $2.5 million of the increase. The revenue generated from the Company's CAD and CAM product lines declined by approximately 11% during the nine month period ended February 29, 2004 as compared to the same period in the prior year.

Product revenue for the three month period ended February 29, 2004 was approximately $603,000 as compared to $989,000 for the same period in the prior fiscal year, a decrease of $(386,000) or (39%). This decrease was due primarily to the decline in our ProductCenter offering. As detailed in the Overview above, the pre-sale activity related to this product line has steadily increased over the last several months but there is a pronounced and wide spread final hesitation on the part of our customers to make that final purchase decision. This has caused a hesitation and certain unevenness to our order flow especially for the ProductCenter offering. It is our view that this hesitation is the result of the recession-like economic environment in the world-wide manufacturing marketplace over the last several years. While the economy has shown signs of improvement over the last several quarters, our customers seem to be cautiously evaluating purchase decisions.

Product revenue for the nine month period ended February 29, 2004 was approximately $2,054,000 as compared to $2,124,000 for the same period in the prior fiscal year, a decrease of $(70,000) or (3.3)%. WTC generated product revenue of $913,000 in the nine month period ended February 29, 2004 as compared to $564,000 for the same period in fiscal 2003 when WTC contributed to product revenue only for the third quarter of that year. This increase was more than offset by a decline of approximately 26% in product revenue from the Company's CAD and CAM product lines.

Service revenue for the three month periods ended February 29, 2004 and February 28, 2003 was $2.2 million for both periods. However, if WTC was included for the first 18 days of the quarter ended February 28, 2003, service revenue would have decreased by about 14% in the quarter to quarter comparison.

Service revenue for the nine month period ended February 29, 2004 was $7.0 million as compared to $5.0 million for the same period in fiscal 2003, an increase of $2.0 million or 39.9%. WTC generated service revenue of $3.0 million for the nine month period ended February 29, 2004 as compared to $826,000 for the nine month period ended February 28, 2003 (due to the December 18, 2002 acquisition date) thereby accounting for all of the increase in service revenue. Despite the difficult economic situation noted above, generally our customers continue to purchase maintenance support contracts. This is the reason that SofTech's non-WTC service revenue remained flat despite the declines noted above for product revenue.

Gross margin as a percentage of revenue was 82.2% for the three month period ended February 29, 2004 as compared to 89.0% for the same period in fiscal 2003. Gross margin as a percentage of revenue was 83.4 % for the nine month period ended February 29, 2004 as compared to 92.3% for the same periods in fiscal 2003. This decrease in gross margin as a percent of revenue in fiscal 2004 as compared to the same period in fiscal 2003 is due to WTC's consulting services which make up between 8% and 9% of total revenue in the three and nine month periods ended February 29, 2004. The consulting revenue generated is a labor intensive effort and therefore has a much lower margin as compared to the margin on software maintenance revenue. It is the Company's expectation that consulting revenue will be an important element of our business in the future and that the gross margin experience of the current year is expected to be the norm.

Research and development expenses ("R&D") were $751,000 for the three month period ended February 29, 2004 as compared to $706,000 for the same period in the prior year. Research and development expenses were $2.3 million for the nine month period ended February 29, 2004, as compared to $1.4 million for the same period in the prior fiscal year. This represents an increase of $45,000 or 6.4% for fiscal 2004 Q3 as compared to the same period in fiscal 2003 and an increase of $890,000 or 63.5% for the nine month period ended February 29, 2004 as compared to the same period in fiscal 2003. The increase in R&D expenditures is due primarily to the addition of WTC's development engineering group on December 18, 2002 which increased our R&D staff from 14 to 28.

Selling, general and administrative ("SG&A") expenses were $1.4 million for the three month period ended February 29, 2004 as compared to $1.6 million for the same period in the prior fiscal year. SG&A expenses were $4.1 million for both the nine month periods ended February 29, 2004 and February 28, 2003. As the WTC acquisition was integrated in the third quarter of fiscal 2003 we have been able to realize cost synergies through consolidation of office locations and reduction of redundant functions. This has resulted in no growth in SG&A costs for the current year nine month period as compared to the prior year despite the 27% growth in revenue.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $.6 million for both the three month periods ended February 29, 2004 and February 28, 2003. The non-cash expenses related to the amortization of capitalized software and other intangible assets was $1.8 million for the nine month period ended February 29, 2004 as compared to $1.4 million for the same periods in fiscal 2003. The increase of approximately $.4 million for the nine months ended February 29, 2004 as compared to the same period in fiscal 2003 is related to the capitalized software and other identifiable intangible assets of WTC totaling approximately $2.7 million that are being amortized on a straight line basis over 3 years. These amortized costs related to the WTC acquisition were included in the current year nine month period for all three quarters but for only one quarter in the same period in fiscal 2003.

Interest expense for the three month period ended February 29, 2004 was approximately $255,000 as compared to $314,000 for the same period in fiscal 2003. This represents a decrease of $(59,000) or (18.8)% for the third quarter of fiscal 2004 compared to the same period in the previous fiscal year. Interest expense for the nine month period ended February 29, 2004 was approximately $757,000 as compared to $890,000 for the same period in fiscal 2003, a decrease of $(133,000) or (14.9)% for the nine month period ended February 29, 2004 as compared to the same period in the prior fiscal year. The average borrowings increased to approximately $14.3 million during the current quarter as compared to $14.5 million for the same period in fiscal 2003 and the average interest rate on those borrowings decreased to about 7.0% in the current quarter from 8.6% for the same period in fiscal 2003. The average borrowings increased to approximately $14.2 million during the first nine months of fiscal 2004 as compared to $12.9 million for the same period in fiscal 2003 and the average interest rate on those borrowings decreased to about 7.0% during the first nine months of fiscal 2004 as compared to 9.2% for the same period in fiscal 2003. The increase in average borrowings is a direct result of the funds borrowed to complete the WTC acquisition. The decrease in average interest rate is due to a reduction in the prime rate.

Capital  Resources  and  Liquidity
----------------------------------
The Company ended the third quarter of fiscal 2004 with cash of $539,000. Operating activities utilized $45,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $975,000. The reduction in accounts payable, accrued expenses and deferred revenue used cash of $1,020,000 during the first nine months of the fiscal year.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2004, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 29, 2004, the Company had available borrowings on its debt facilities of approximately $3.3 million.

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

Our  quarterly  results  may  fluctuate.  The  Company's  quarterly  revenue and
---------------------------------------
operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic conditions. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We  may not generate positive cash flow in the future.  During fiscal years 1998
------------------------------------------------------
through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last two full fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

Continued  decline  in  business  conditions  and  Information  Technology  (IT)
--------------------------------------------------------------------------------
spending  could  cause  further  decline  in  revenue.  The  level  of future IT
------------------------------------------------------
spending remains very uncertain as does the prognosis for an economic recovery in the manufacturing sector. If IT spending continues to decline and the manufacturing sector continues to experience economic difficulty, the Company's revenues could be adversely impacted.

The  Company  is  dependent  on its lender for continued support. We have a very
-----------------------------------------------------------------
strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed.


The  continued integration of WTC may experience difficulty. Since acquiring WTC
------------------------------------------------------------
in December 2002, much progress has been made in integrating our operations, reducing redundant functions and consolidating our facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. There can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.

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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market. No compensation expense was recognized during the three and nine month periods ended February 29, 2004 or the same periods in the prior year.

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

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------


Item  3.  Controls  and  Procedures
-----------------------------------

The Company's President and Chief Operating Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                                         SOFTECH,  INC.

Date:   April  14,  2004                /s/  Joseph  P.  Mullaney
    --------------------                -------------------------
                                        Joseph  P.  Mullaney
                                        President and
                                        Chief  Operating  Officer