Form 10KSB
period 2004-05-31
SOFTECH INC
filed 2004-08-30
CIK 354260

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $990,459 as of August 16, 2004. On August 16, 2004 the registrant had outstanding 12,205,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

        After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and December 2002, the Company acquired eight entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") and Product Data Management ("PDM") marketplace. The three most significant acquisitions during that time period were the purchases of Workgroup Technology Corporation ("WTC") in December 2002, Adra Systems, Inc. in May 1998, and the Advanced Manufacturing Technology ("AMT") in November 1997. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

PRODUCTS AND SERVICES

        The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management ("PLM") industry. These solutions include software technology offerings for Computer Aided Design ("CAD"), Computer Aided Manufacturing ("CAM") as well as Product Data Management ("PDM") and Collaboration technologies, all of which fit under the broadly defined PLM industry. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note G to the financial statements.

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

        The AMT group has three primary products. Prospector is a knowledge-based NC programming package for complex tool production. This Windows based, easy-to-use package gives full flexibility for generating and editing NC toolpaths while utilizing the power of the industry's best knowledge base of tools, speeds, feeds, and cutting paths. ToolDesigner is a software package for developing and designing complex molds and dies. Core and cavity splits, parting line placement, wireframe design and drafting, photorealistic rendering, surface modeling, trimmed surfaces, injection and cooling line placement are aptly handled with this professional package. ExpertCAD is a drafting technology designed specifically for the Tool & Dies industry.

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

PERSONNEL

        As of August 16, 2004, the Company employed 77 persons, 72 on a full time basis and 5 part time. These employees were distributed over functional lines as follows: Sales =14; Product Development Engineers = 24; Engineers = 21; General and Administrative = 18.

        The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth. However, the availability of such skilled personnel has increased over the recent past as the worldwide economy has slowed.

BACKLOG

        Product backlog as of May 31, 2004 and 2003 was insignificant. Deferred revenue, which represents primarily software maintenance contracts to be performed during the following year, totaled approximately $3,941,000 and $4,074,000 at May 31, 2004 and 2003, respectively. In addition, as of May 31, 2004 and 2003 the Company had a backlog of consulting orders totaling approximately $.3 million. Given the short time period between receipt of order and delivery of product revenue, on average less than 30 days, the Company does not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

        The Company has approximately 24 product development engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2004 and 2003 the Company incurred research and development expense of $3.1 million and $2.1 million, respectively, related to the continued development of technology.

CUSTOMERS

        No single customer accounted for more than 10% of the Company's revenue in fiscal 2004 or 2003. The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

        The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

ITEM 2 - DESCRIPTION OF PROPERTY

        The Company leases office space in Grand Rapids and Troy, Michigan; Tewksbury and Burlington, Massachusetts; Milwaukee, Wisconsin; Ismaning, Germany, Le Fontanil, France and Milan, Italy. The office space in Grand Rapids, Michigan is sublet to a third party. The liability related to the office space in Burlington, Massachusetts has been assumed by our lessor for our headquarters in Tewksbury, Massachusetts as a concession for extending our lease term at our headquarters. Such concession is being amortized as a reduction of rent expense over the extended term of the lease. The fiscal 2004 rent was approximately $408,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings and claims that arise in the ordinary course of business. Management believes that amounts accrued at May 31, 2004 are sufficient to cover any resulting settlements and costs and does not anticipate a material adverse impact on the financial position or results of operations of the Company beyond such amounts accrued.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 30, 2004, the Company held its 2003 Annual Meeting of Shareholders. The shareholders were asked to elect two directors to terms of office that expire at the 2006 Annual Meeting. The results for each candidate were as follows:

------------------- ----------- ----------------- ------------------- -----------------
Candidate Name      Votes For     Votes Against      Votes Withheld      Abstentions
------------------- ----------- ----------------- ------------------- -----------------
Ronald A. Elenbaas  11,500,912         --               102,006               --
------------------- ----------- ----------------- ------------------- -----------------
Frederick A. Lake   11,452,412         --               150,506               --
------------------- ----------- ----------------- ------------------- -----------------

        In addition, the shareholders were asked to consider and vote upon a proposal to amend the Company's Amended Certificate of Incorporation to authorize a class of Preferred Stock consisting of 20 million shares with a par value of $1.00 per share and to provide the Board of Directors with the authority from time to time to issue Preferred Stock in an amount and under such terms as deemed appropriate. The results of the voting related to this proposal were as follows: Votes for 8,913,866; Votes against 324,174; Votes withheld 2,519,573; and Abstentions 28,805. Based on these results the proposal was approved.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock are traded on the NASDAQ's Over-the-Counter Exchange under the symbol "SOFT.OB".

        At May 31, 2004, there were approximately 2,200 holders of record of the Company's common stock. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                  2004                    2003
                                  ----                    ----
                            High         Low       High          Low
                         ----------------------------------------------
First Quarter               .30          .16        .18          .09
Second Quarter              .24          .17        .25          .06
Third Quarter               .40          .16        .25          .12
Fourth Quarter              .36          .18        .19          .10

      The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

        The table below details information regarding equity compensation plans of the Company as of May 31, 2004:

                     Number of shares
                     to be issued upon        Weighted average            Number of shares
                     exercise of              exercise price              securities available
                     outstanding options,     of outstanding options,     for future
Plan category        warrants and rights      warrants and rights         issuances
Approved by
Shareholders               406,000                   $.68                        --

Not approved
By Shareholders            100,000                  $1.00

                           -------                                             -------

                           506,000                                               --

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. In December 2002 the Company acquired WTC thereby obtaining complementary technology. The acquisition of WTC had a positive impact on fiscal 2003 and 2004 results and is expected to be a key element in the Company's growth strategy. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

        INCOME STATEMENT ANALYSIS

        The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2004. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2004 is presented.

                                     Items as a percentage    Percentage change
                                          of revenue            year to year
                                      2004           2003        2003 to 2004
                                   ---------------------------------------------
Revenue
Products                              24.6%          31.7%          (10.6)%
Services                              75.4           68.3            26.9
                                     -----          -----
Total revenue                        100.0          100.0            15.0

Cost of sales
Products                                .6             .6            25.8
Services                              13.0            7.8            89.2
                                     -----          -----
Total cost of sales                   13.6            8.4            84.8

Total gross margin                    86.4           91.6             8.6

Research and development              25.3           19.8            47.1
S.G.& A.                              48.1           59.3            (6.7)
Amortization of capital software
   and other intangible assets        19.8           19.1            19.5

Interest expense                       8.2           10.6           (11.1)

Loss before income tax               (15.0)         (17.2)             --

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

REVENUE RECOGNITION

        The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. The Company utilized a third party independent valuation to determine the fair value based on a discounted cash flow income approach. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that the fair value exceeded the carrying amount and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed.

        As of May 31, 2004, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

VALUATION OF DEFERRED TAX ASSETS

        We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

        Total revenue for fiscal year 2004 was $12.3 million, an increase of $1.6 million or 15% from fiscal year 2003 revenue of $10.7 million. Product revenue decreased $.4 million or 11% during the current year as compared to the prior year and service revenue increased $2.0 million or 27%.

        WTC was acquired in December 2002 and its results were included in the Company results of operations from the acquisition date. Therefore, fiscal 2003 results included about five and a half months of WTC results while fiscal 2004 included WTC results for the entire period. The product line known as ProductCenter is the technology acquired in that transaction.

        The product revenue decrease of $.4 million was composed of an increase in product revenue from our ProductCenter offering of about $.3 million and decreases in product revenue of about $.5 million in our Cadra technology and $.2 million in our AMT technology when compared to the prior year.

        The increase in service revenue from 2003 to 2004 of about $2.0 million was due to an increase in maintenance and consulting revenue from the ProductCenter offering of $2.2 million which was partially offset by a decrease in service revenue of about $.2 million from our Cadra and AMT technologies. The ProductCenter increase in maintenance revenue is due to the inclusion of service revenue for all 12 months of fiscal 2004 but only five and a half months of fiscal 2003. The service revenue from our Cadra and AMT technologies declined by about 3% in fiscal 2004 as compared to the prior year due to erosion in the number of customers and the users attributed to the worldwide manufacturing slump over the last several years.

        Product gross margin was 97.4% in fiscal 2004 as compared to 98.2% in fiscal 2003. This small decrease in margin is due to the decrease in product revenue and the relatively low amount of incremental cost from that change in product revenue.

        Service gross margin was 82.8% in fiscal 2004 as compared to 88.5% in fiscal 2003. This decrease in gross margin is a direct result of the inclusion of WTC's service revenue and service cost for 12 months in the current year as compared to only a portion of the year in fiscal 2003. WTC has a much larger component of consulting revenue than the Cadra and AMT product lines. Consulting revenue was $1.0 million of service revenue in 2004 as compared to only $.5 million in fiscal 2003. This component of service revenue has a much lower gross margin due to the labor intensive effort as compared to software maintenance revenue. It is the Company's expectation that the consulting revenue will be an important element of its business plans in the future.

        Research and development expenditures totaled approximately $3.1 million in fiscal 2004 as compared to $2.1 million in fiscal 2003, an increase of about 47%. This increase in R&D is a direct result of a full year of development expenses in fiscal 2004 as compared to only about half the year in fiscal 2003 following the acquisition of WTC in December 2002. In addition, we invested approximately $120,000 in fiscal 2004 in third party expenditures to translate the ProductCenter technology for our European customers. This investment was charged to operations.

        Selling, general and administrative expense for fiscal 2004 decreased by about $.4 million or about 7% from fiscal 2003. While we did increase the number of sales personnel with the WTC acquisition, we also realized significant cost synergies by consolidating facilities and eliminating redundant functions. These cost synergies more than offset the incremental cost of additional personnel and resulted in an overall reduction in SG&A as compared to fiscal 2003.

        The non-cash expenses related to amortization of capitalized software and other intangible assets increased by approximately $.4 million or 20% in fiscal 2004 as compared to fiscal 2003. This increase is primarily the result of amortizing WTC's identifiable intangible assets during fiscal 2004.

        Interest expense in fiscal 2004 declined by about $125,000 or 11% as compared to fiscal 2003. This reduced expense was the result of negotiated lower average borrowing costs on the Company's average outstanding debt partially offset by higher average borrowings in fiscal 2004 compared to 2003. In fiscal 2004 our average outstanding debt was $14.2 million as compared to about $13.2 million in 2003. This increase in average borrowing was the result of the debt financed acquisition of WTC in December 2002. The average interest rate for the current year was about 7.1% as compared to about 8.6% in fiscal 2003. In November 2002 we renegotiated our borrowing rate to prime plus 3%. As of June 1, 2004 our borrowing rate has been reduced to 6.25% for fiscal 2005.

        The tax provision was essentially unchanged from fiscal 2003 to 2004 and related to state and local taxes.

        The net loss for fiscal 2004 and 2003 was approximately $1.9 million in each year. The net loss per share was $(.15) and the weighted average number of shares outstanding was 12.2 million in both fiscal 2004 and 2003.

CAPITAL RESOURCES AND LIQUIDITY

        The Company's cash position as of May 31, 2004 was $275,000. This represents a decrease of $444,000 from the fiscal 2003 year-end balance of $719,000.

        Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $2.4 million in fiscal 2004 and approximately $2.0 million in fiscal 2003.

        For fiscal 2004, operating activities generated cash of approximately $56,000. The net loss together with non-cash expenses related primarily to amortization of intangibles and depreciation generated cash of approximately $732,000. The increase in accounts receivable as a result of increased revenue used about $123,000 of cash. A decrease in prepaid expenses and other assets provided about $36,000. A reduction in accounts payable and accrued expenses used cash of $252,000 and a decrease in deferred revenue used cash of $337,000. Investing activities utilized cash of approximately $.5 million primarily due to payments made in fiscal 2004 related to the WTC acquisition in fiscal 2003. Financing activities provided approximately $27,000.

        At May 31, 2004, long-term obligations totaled approximately $12.9 million, related exclusively to our outstanding debt. The Company is dependent on availability under its debt facilities and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $175,000 on these borrowings.

        The Company currently funds its operations through a combination of cash flow from operations and its debt facilities with Greenleaf Capital. The $3.0 million Line of Credit expires annually in June. As of May 31, 2004, approximately $1.6 million was available under this facility which has been extended an additional year through June 2005. (See Note I to the Consolidated Financial Statements.)

        The Company currently believes that its cash flow from operations together with the availability of capital under its line of credit is sufficient to meet its obligations for at least the next year.

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

        The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. However, due to the Company's relatively small size, its highly leveraged balance sheet and the difficulties in raising capital in the current economic environment, the Company is dependent on both long term and short term borrowing arrangements with Greenleaf Capital for its financing needs. Based on the debt balance at May 31, 2004, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $284,000 and $(284,000), respectively.

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

        THE COMPANY IS DEPENDENT ON ITS LENDER FOR CONTINUED SUPPORT. We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing and it is our belief that it would be difficult to find alternative financing sources in the event whereby the relationship with Greenleaf changed. (See Note I to the Consolidated Financial Statements.)

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective May 26, 2004, the Company dismissed its current independent accountants, Grant Thornton, LLP ("Grant Thornton") and replaced them with Vitale, Caturano & Company PC ("VCC"). The Company had no accounting disputes with Grant Thornton. The reports of Grant Thornton on the Company's financial statements for the fiscal years ended May 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 2003, and in the subsequent interim periods from June 1, 2003 through May 26, 2004, there were no disagreements between the Company and Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedures which, if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to make reference to the matter in their report. During the years ended May 31, 2003 and 2002 and through May 26, 2004, there were no "reportable events" as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

        As of May 26, 2004, VCC was engaged as the Company's new independent accountants, commencing with the audit for the year ending May 31, 2004. The appointment of VCC was approved by the Company's Audit Committee. During the Company's two most recent fiscal years ended May 31, 2003 and 2002 or during the interim periods from June 1, 2003 through and including May 26, 2004, the Company did not consult VCC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company's consolidated financial statements.

        There were no disagreements with accountants on accounting or financial disclosure matters.

Item 8A. - CONTROLS AND PROCEDURES

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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 16, 2004, based on information furnished by them to the Company.

DIRECTORS

        Ronald A. Elenbaas, 51, term expires in 2006; Mr. Elenbaas is currently retired. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the American Red Cross (Kalamazoo and Cass County, Michigan) as well as director of Greenleaf Trust and a Special Consultant to Keystone Bank. Mr. Elenbaas was appointed a Director of the Company in September 1996.

        William D. Johnston, 57, term expires in 2004; Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and primary and secondary lender to SofTech, Greenleaf Ventures, Inc. a management company delivering management services to the host industry and Greenleaf Holdings L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

        Timothy L. Tyler, 50, term expires in 2005; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

        Barry Bedford, 46, term expires in 2004; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991. Mr. Bedford was appointed a Director of the Company in July 2000.

        Frederick A. Lake, 69, term expires in 2006; Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures. Mr. Lake was appointed a Director of the Company in July 2000.

        Each member of the Board of Directors also serves on the Audit Committee of the Board of Directors. The Audit Committee recommends the engagement of the Company's independent accountants. In addition, the Audit Committee reviews comments made by the independent accountants with respect to internal controls and considers any corrective action to be taken by management; reviews internal accounting procedures and controls within the Company's financial and accounting staff; and reviews the need for any non-audit services to be provided by the independent accountants. Mr. Bedford has been designated as the audit committee financial expert. Mr. Bedford is independent of management.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                       Age  Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          47  President and Chief Operating Officer
Jean J. Croteau             49  Vice President, Operations
Victor G. Bovey             47  Vice President, Engineering

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2004, the
Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

        For fiscal 2004, non-employee Directors received options in lieu of cash remuneration for their services. Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

        Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2004, there were 15,000 options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

        The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2002, 2003 and 2004 fiscal years for services in all capacities to the Company.


                                            Annual Compensation     Long Term Compensation Awards
                                            -------------------     -----------------------------

                                                             Other Annual    Securities     All Other
Name and Principal              Fiscal   Salary($)   Bonus   Compensation    Underlying   Compensation
Position ($)(2)                  Year       (1)       ($)        ($)         Options(#)      ($) (2)
-------------------------------------------------------------------------------------------------------
Joseph P. Mullaney -
President and COO                2004     216,300       --        --               --      (5) 13,001
                                 2003     210,000   75,000        --          100,000      (5) 16,005
                                 2002     195,000   45,000        --               --      (5) 16,000

Jean Croteau -
Vice President,
  Operations                     2004     154,500   62,799        --               --           3,982
                                 2003     150,000  103,515        --               --           1,805
                                 2002     127,348   33,000        --           50,000           1,573

Victor G. Bovey - Vice
  President, Research &
  Development                    2004     133,900       --        --               --           2,690
                                 2003     130,000    9,486        --               --           2,840
                                 2002     125,000    4,000        --           15,000           2,604

Mark R. Sweetland (3) -
  Former President and CEO       2004          --       --        --               --              --
                                 2003          --       --        --               --              --
                                 2002      80,388       --        --               --              --

Timothy J. Weatherford(4) -
Former Vice President, Sales     2004          --       --        --               --              --
                                 2003          --       --        --               --              --
                                 2002      25,960       --        --               --              --

(1) Includes amounts deferred by Messrs. Sweetland, Mullaney, Weatherford, Bovey and Croteau under the Company's 401(k) plan.

(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

(3) In June 2001, Mr. Sweetland resigned his employment and his position as a director.

(4) In July 2001, Mr. Weatherford departed his employment with the Company and shortly thereafter was removed as a Director at the regularly scheduled meeting of the Board of Directors in July 2001.

(5) Includes imputed compensation related to the non-interest bearing note receivable described in Note K to the financial statements.

OPTION GRANTS IN THE LAST FISCAL YEAR

        No stock appreciation rights ("SARs") or options to purchase Company stock have been granted to the Named Executive Officers of the Company during fiscal year 2004. During fiscal 2003, Mr. Mullaney received an option grant of 100,000 shares with an exercise price of $.09 per share and an expiration date of August 2012. This represented 87% of the options granted in fiscal 2003.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2004.

        The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Operating Officer and each Named Executive.


                                                                                            Value of Unexercised
                         Number of                           Number of Unexercised           In-the-Money Options
                     Shares Acquired    Value Realized      Options at May 31, 2004          At May 31, 2004 ($)
Name                   On Exercise           ($)           Exercisable/Unexercisable    Exercisable/Unexercisable(1)
Joseph P. Mullaney          --               --                  20,000/80,000                   3,200/12,800
Victor G. Bovey             --               --                   9,000/6,000                    1,440/960
Jean Croteau                --               --                  30,000/20,000                   4,800/3,200

(1) Market value of underlying securities at May 30, 2004 based on a per share value of $.25 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

        The Company does not have employment contracts with its Named
Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

        Information concerning beneficial ownership of the Company's Common Stock, as of August 16, 2004, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2004, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                               Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 16, 2004 (1)      August 16, 2004 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                     134,319(3)                    1.1%

Jean Croteau                            30,000(3)                      *

Victor G. Bovey                         29,350(3)                      *

William Johnston                     5,466,204(3)(4)                44.7

Timothy L. Tyler                        26,400(3)                      *

Ronald Elenbaas                         64,100(3)                      *

Frederick Lake                          11,000(3)                      *

Barry Bedford                            9,000(3)                      *

All Directors and executive
officers as a group (8 persons)      5,770,373(5)                   46.6%

----------
*       Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,205,236 shares outstanding on August 16, 2004. In addition, 168,200 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 16, 2004 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 40,000; Mr. Croteau - 30,000; Mr. Bovey - 9,000; Mr. Johnston - 21,400;
        Mr. Tyler - 26,400; Mr. Elenbaas - 21,400; Mr. Lake - 11,000 and Mr. Bedford - 9,000.
(4) Mr. Johnston's business address is Greenleaf Capital, 100 West Michigan Ave., Kalamazoo, Michigan, 49007.
(5) Includes 168,200 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

        As disclosed in Note H and I to the Company's 2004 Annual Report on Form 10-KSB, the Company has entered into various financing arrangements with Greenleaf Capital over the last several years. Greenleaf Capital,a wholly-owned subsidiary of Greenleaf Companies is the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President and sole principal of Greenleaf Companies. The Company paid Greenleaf Capital approximately $1.4 million and $1.6 million in fiscal 2004 and 2003, respectively, in finance charges and management fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Companies, also serves as the trustee and investment advisor for the Company's 401-K Plan.


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

        (2)(vi)Agreement and Plan of Merger by and among SofTech, Inc., SofTech Acquisition Corporation, and Workgroup Technology Corporation dated November 13, 2002, filed as Exhibit 6 to Form SC 13D/A, dated November 15, 2002, is incorporated by reference.

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

        (14) Code of Ethics for Officers, filed herwith.

        (21) Subsidiaries of the Registrant, filed herewith.

        (23)(i) Consent of Vitale, Caturano & Company PC, filed herewith.
(23)(ii) Consent of Grant Thornton LLP, filed herewith.

        (31) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        (32) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        The Company filed a Form 8-K on April 15, 2004 regarding its press release of third quarter fiscal 2004 results.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's for the years ended May 31,:

                                                    2004         2003
Audit and quarterly review fees (1)              $   88,605   $ 118,479
Tax related fees (2)                                 17,500      30,300
Other fees (3)                                          900       9,683
                                                 ----------   ---------
Total fees                                        $ 107,005    $ 158,462

     (1) Audit and quarterly review fees consists of audit work performed in the preparation of the financial statements to be included in the Company's Form 10-KSB and reviews of the Company's financials statements to be included in the Company's Form 10-QSB's filed with the Securities and Exchange Commission for the respective years.
     (2) Tax related fees consisted of preparation of the Company's tax returns for each of the fiscal years.
     (3) Other fees consist of professional services related to the audit of the Company's 401-K plan and advisory services related to a preferred share issuance.

        The Company's Audit Committee (the "Committee") is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. The Company's independent public accountants for the current fiscal year have been appointed by the Committee.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
SofTech, Inc.

        We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the year ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2004, and the consolidated results of its operations and its consolidated cash flows for the year ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ Vitale, Caturano & Company LTD.
Boston Massachusetts
July 30, 2004

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SofTech, Inc.

        We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the fiscal year ended May 31, 2003 of SofTech, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of SofTech, Inc. and subsidiaries for the year ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Grant Thornton LLP

Boston Massachusetts
August 8, 2003

                                      SOFTECH, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For Fiscal Years Ended May 31,

                                                                 2004          2003
                                                                ------        ------
                                                        (in thousands, except per share data)

Revenue:
Products                                                       $ 3,030        $ 3,389
Services                                                         9,264          7,299
                                                               -------        -------
Total Revenue                                                   12,294         10,688
                                                               -------        -------

Cost of Revenue:
Cost of products sold                                               78             62
Cost of services provided                                        1,589            840
                                                               -------        -------
Total Cost of Revenue                                            1,667            902
                                                               -------        -------

Gross margin                                                    10,627          9,786

Research and development expenses                                3,108          2,113
Selling, general and administrative                              5,919          6,345
Amortization of capitalized software and
   other intangible assets                                       2,438          2,040
                                                               -------        -------
Loss from operations                                              (838)          (712)

Interest expense                                                 1,005          1,130
                                                               -------        -------
Loss before income taxes                                        (1,843)        (1,842)
Provision for income
   taxes                                                            10             10
                                                               -------        -------
Net Loss                                                       $(1,853)       $(1,852)
                                                               =======        =======
Per Common Share Data:

Net Loss - basic and diluted                                   $  (.15)       $  (.15)
                                                               =======        =======

Weighted Average Shares Outstanding,
   basic and diluted                                            12,205         12,205
                                                               =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                   24

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2004

(in thousands, except share data)

Assets:
Current assets:
Cash and cash equivalents                                   $   275
Accounts receivable (less allowance for
   uncollectible accounts of $101)                            2,175
Prepaid expenses and other assets                               194
                                                            --------
Total current assets                                          2,644
                                                            --------
Property and equipment, at cost:
Data processing equipment                                     3,127
Office furniture                                                551
Leasehold improvements                                          189
                                                            --------
Total property and equipment                                  3,867
Less accumulated depreciation and amortization               (3,668)
                                                            --------
Property and equipment, net                                     199
                                                            --------
Other assets:
Capitalized software costs, net of amortization of
     $9,802                                                   7,043
Identifiable intangible purchased assets, net of
     Amortization of $550                                       550
Goodwill, net of amortization of
         $7,229                                               4,598
Note receivable from officer                                    134
Other assets                                                    165
                                                            --------
Total Assets                                                 15,333
                                                            ========

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                                205
Accrued expenses                                              1,575
Deferred revenue                                              3,941
Current portion of long term debt
     with related party                                       1,293
                                                            --------
Total current liabilities                                     7,014

Long-term liabilities:
Long term debt with related party,
   less current portion                                      12,917
                                                            --------
Total liabilities                                            19,931
                                                            --------
Commitments and Contingencies (Note J)

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
         shares; issued 12,743,536                            1,274
Capital in excess of par value                               19,544
Accumulated deficit                                         (23,624)
Cumulative translation adjustment                              (231)
Treasury stock at cost, 538,300 shares                       (1,561)
                                                            --------
Total stockholders' deficit                                  (4,598)
                                                            --------
Total Liabilities and Stockholders Deficit                  $15,333
                                                            ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                         For Fiscal Years Ended May 31,


                                                2004                2003
                                              --------            --------
                                           (in thousands, except share data)
Common Stock:
Balance at beginning of year                  $  1,274            $  1,274
   Shares issued                                    --                  --
                                              --------            --------
Balance at end of year                           1,274               1,274
                                              --------            --------
Capital in Excess of Par Value:
Balance at beginning of year                    19,544              19,544
   Shares issued                                    --                  --
                                              --------            --------
Balance at end of year                          19,544              19,544
                                              --------            --------
Accumulated Deficit:
Balance at beginning of year                   (21,771)            (19,919)
  Net loss                                      (1,853)             (1,852)
                                              --------            --------
Balance at end of year                         (23,624)            (21,771)
                                              --------            --------
Cumulative Translation Adjustment:
Balance at beginning of year                      (234)               (166)
  Foreign currency translation adjustments           3                 (68)
                                              --------            --------
Balance at end of year                            (231)               (234)
                                              --------            --------
Unrealized Loss on Marketable Securities:
Balance at beginning of year                        --                 (48)
  Change in market value of marketable
     securities                                     --                  48
                                              --------            --------
Balance at end of year                              --                  --
                                              --------            --------
Treasury Stock:
Balance at beginning of year                    (1,561)             (1,561)
 Reacquired shares                                  --                  --
                                              --------            --------
Balance at end of year                          (1,561)             (1,561)
                                              --------            --------


Total stockholders' deficit at
   end of year                                $ (4,598)           $ (2,748)
                                              ========            ========
Comprehensive Loss
  Net loss                                    $ (1,853)           $ (1,852)
  Foreign currency translation adjustments           3                 (68)
  Gain on marketable equity securities              --                  48
                                              --------            --------

Total comprehensive loss                      $ (1,850)           $ (1,872)
                                              ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Fiscal Years Ended May 31,


                                                     2004              2003
                                                   --------          --------
(in thousands)
Cash flows from operating activities:
Net loss                                           $ (1,853)         $ (1,852)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                       2,585             2,323
  Change in operating assets and liabilities,
         net of effects of business acquired:
  Accounts receivable                                  (123)               (1)
  Prepaid expenses and other assets                      36                17
  Accounts payable and accrued expenses                (252)              496
  Deferred revenue                                     (337)             (266)
  Other                                                  --               (20)
                                                   --------          --------
Total adjustments                                     1,909             2,549
                                                   --------          --------

Net cash provided by operating activities                56               697
                                                   --------          --------
Cash flows from investing activities:
  Payments for business acquisition, net
     of cash acquired                                  (487)           (3,277)
  Capital expenditures                                  (40)             (187)
                                                   --------          --------

Net cash used in investing activities                  (527)           (3,464)
                                                   --------          --------
Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements          1,975             3,700
  Repayments under Greenleaf debt agreements         (1,918)             (850)
  Principal payments on capital lease obligations       (30)              (72)
                                                   --------          --------

Net cash provided by financing activities                27             2,778
                                                   --------          --------
Net (decrease) increase in cash and cash
         equivalents                                   (444)               11
Cash and cash equivalents, beginning of year            719               708
                                                   --------          --------
Cash and cash equivalents, end of year             $    275          $    719
                                                   ========          ========


Supplemental disclosures of cash flow information:

 Interest paid                                     $    998          $  1,145
 Income taxes paid                                 $     10          $     11


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

        SofTech, Inc. (the "Company") was formed in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a subsequent offering in December 1982. The Company is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management ("PLM") industry. These solutions include software technology offerings for Computer Aided Design ("CAD"), Computer Aided Manufacturing ("CAM") as well as Product Data Management and Collaboration ("PDM") technologies, all of which fit under the broadly defined PLM industry. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy.

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

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the valuation of long term assets including intangibles (goodwill, capitalized software costs and other intangible assets) and deferred tax assets. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2004, $150,000 of cash was restricted as follows: $100,000 held in escrow until December 2005 to be utilized by the former WTC Directors to reimburse them for legal representation in the event of a claim related to their service in that capacity and $50,000 restricted to secure a guarantee on an office lease which ends December 31, 2004. The $100,000 cash escrow and the $50,000 security on the lease guarantee have been included in Other assets on the May 31, 2004 balance sheet. Cash held in foreign bank accounts at May 31, 2004 totaled $178,000.

        CONCENTRATION OF RISK:

        The Company believes there is no concentration of risk with any single customer or small group of customers whose failure or nonperformance would materially affect the Company's results. No customer exceeds ten percent of net sales. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. Bad debts are written off against the allowance when identified. The changes in the accounts receivable reserve are as follows:

                                 Charged
                  Balance,       to Costs                      Balance,
For the Years     Beginning      and                           End of
Ended May 31,     of Period      Expenses      Deductions      Period

2003              $ 475,000      $ 75,000      $  457,000      $  93,000

2004                 93,000         8,000              --        101,000

        PROPERTY AND EQUIPMENT:

        Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

        Data processing equipment        2-5 years
        Office furniture                 5-10 years
        Leasehold improvements           Lesser of useful life or life of lease

        Depreciation expense, including amortization of assets under capital lease, was approximately $147,000 and $283,000, for fiscal 2004 and 2003, respectively.

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

        REVENUE RECOGNITION:

        The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2003 or 2004. Amortization expense related to capitalized software costs for the year ended May 31, 2004 and 2003 was $2,071,000 and $1,857,000, respectively.

        Research and development expense for the years ended May 31, 2004 and 2003 was $3,108,000 and $2,113,000, respectively.

        GOODWILL:

        Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives continue to be amortized over those periods. Amortization of goodwill ceased as of May 31, 2002.

        The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that the fair value exceeded their carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002.

        As of May 31, 2004, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

        FINANCIAL INSTRUMENTS:

        The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2004. The interest rate on the Company's debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on the debt facilities to be reasonable based on the Company's revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

        The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company's revenue is derived from customers for which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer's credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company's provision for uncollectible accounts has been less than 1% of revenue for both fiscal year 2003 and 2004.

        FOREIGN CURRENCY TRANSLATION:

        The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in operations in fiscal 2004 and 2003, but were not significant.

        COMPREHENSIVE INCOME:

        Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company's comprehensive income items include foreign translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income has been included in the consolidated Statement of Changes in Stockholder's Deficit and Comprehensive Loss for all periods.

        NET INCOME (LOSS) PER COMMON SHARE:

        The basic and diluted weighted average shares outstanding during fiscal years 2004 and 2003 used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" were 12,205,000.

        After the application of assumed proceeds, options to purchase shares of common stock of 123,649 and 57,323, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2004 and 2003, respectively, because their inclusion would be antidilutive.

        In addition, the calculation of dilutive earnings per share also excludes the effect prior to the issuance of common stock in connection with the debt conversion as discussed in Note H.

STOCK BASED COMPENSATION

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Because the number of shares is known and the exercise price of options granted has been equal to fair value at date of grant, no compensation expense has been recognized in the statements of operations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share at May 31 would have approximated the pro forma amounts indicated below:

 (in thousands, except per share data)            2004             2003
--------------------------------------------------------------------------------
Net loss - as reported                         $ (1,853)        $ (1,852)
Stock based compensation expense determined
   under fair value based method                    (10)             (23)
                                               ---------        ---------
Net loss - pro forma                             (1,863)          (1,875)
                                               =========        =========
Loss per share - diluted - as reported             (.15)            (.15)
Loss per share - diluted - pro forma               (.15)            (.15)

        The weighted-average fair value of each option granted in fiscal 2004 and 2003 is estimated as $.03 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

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

        NEW ACCOUNTING PRONOUNCEMENTS:

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

        On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS
123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

        In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities for the purpose of improving financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

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

C.      LIQUIDITY

        The Company generated positive cash flow from operations of approximately $1.2 million over the last three fiscal years after restructuring its operation at the beginning of fiscal 2002. The fiscal 2002 restructuring was necessitated by significant cash losses from operations for four consecutive fiscal years from 1998 through 2001 which totaled approximately $4.5 million.

        While the improved performance detailed above for the last three fiscal years represents significant operational improvement, the Company remains a highly leveraged operation that is dependent on cash flow from opertions and its debt facilities with Greenleaf Capital to fund operations.

        Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow in fiscal 2005, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities both through new products and acquisitions to grow its revenue base and its product offerings to its customers.

D.      INCOME TAXES:

        The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)                 2004             2003
--------------------------------------------------------------------------------

      Federal                                        $     --         $     --
      Foreign                                              --               --
      State and Local                                      10               10
                                                     --------         --------
                                                           10               10
      Deferred                                             --               --
                                                     --------         --------
                                                     $     10         $     10
                                                     ========         ========

        The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                                                       2004             2003
                                                     --------         --------
      Domestic                                       $ (1,858)        $ (1,960)
      Foreign                                               5              108
                                                     --------         --------
                                                     $ (1,853)        $ (1,852)
                                                     ========         ========

        At May 31, 2004, the Company had net operating loss carryforwards of $15.3 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of approximately $646,000 that are available to offset income taxes payable in the future and expire from 2004 to 2006. In addition, an alternative minimum tax credit of approximately $200,000 that has no expiration date was available as of May 31, 2004.

        The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                            2004             2003
--------------------------------------------------------------------------------
Statutory rate                                            (34)%            (34)%
Expenses not deductible for tax purposes                    1                1
Valuation reserve                                          33               33
                                                     --------         --------
Effective tax rate                                          0%               0%
                                                     ========         ========

        Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)                                         2004             2003
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):

   Net operating loss carryforwards                  $  5,687         $  4,907
   Tax credit carryforwards                               946              775
   Receivable allowances                                   34               31
   Vacation pay accrual                                     5               16
   Other accruals                                         193               70
   Depreciation                                             6                6
   Differences in book and tax basis of assets
     of acquired businesses                             3,107            1,766
                                                     --------         --------
Deferred tax assets                                     9,978            7,571
Less: valuation allowance                              (9,978)          (7,571)
                                                     --------         --------
Net deferred tax assets recognized                   $      0         $      0
                                                     ========         ========

        Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2004 $(2,407,000) and fiscal 2003 $(616,000).

        The Company acquired approximately 89% of the common shares of WTC on December 19, 2002. As a result, WTC filed a short period tax return for the period from April 1, 2002 through December 18, 2002. Thereafter, the Company will include WTC's results in its consolidated tax return. The Company made a
Section 338 election in the WTC short period tax return which allows this stock purchase to be treated as an asset purchase for tax purposes. This election will provide the consolidated entity with a tax deduction totaling approximately $3.8 million to be realized in equal increments over 15 years. This deferred tax asset is included in the table above in fiscal 2004 as a difference in book and tax basis of assets of acquired businesses.

        WTC had substantial net operating loss carryforwards. As a result of the election, the Company will not be able to utilize such losses and they have not been included in the table above. As the losses will not carryfoward, no limitation calculation has been made.

E.      EMPLOYEE RETIREMENT PLANS:

        The Company maintains two Internal Revenue Code Section 401(k) plans covering substantially all U.S. based employees. One Plan which covers substantially all of the U.S. SofTech employees offers an employer match of a portion of an employee's voluntary contributions. The aggregate expense related to this employer match for fiscal 2004 and 2003 was $36,000 and $43,000, respectively. The second Plan which covers substantially all WTC employees provided for a discretionary employer match as determined by the Board of Directors prior to an amendment dated January 1, 2004. This amendment offers the same employer match of a portion of an employee's voluntary contribution that is offered in the SofTech plan. The aggregate expense related to this employer match for the years ended May 31, 2004 and 2003 were $15,000 and $0, respectively.

F.      EMPLOYEE STOCK PLANS:

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

        Information for fiscal 2003 through 2004 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------

Outstanding at May 31, 2002                  313,000                $  1.03
  Options granted                            115,000                    .10
  Options terminated                         (25,000)                  1.22
  Options lapsed                                  --                     --
  Options exercised                               --                     --
                                            --------

Outstanding at May 31, 2003                  403,000                $   .70
  Options granted                             15,000                    .26
  Options terminated                         (10,000)                   .09
  Options lapsed                              (2,000)                  3.38
  Options exercised                               --                     --
                                            --------
Outstanding at May 31, 2004                  406,000                $   .68


        The following table summarizes information about stock options outstanding at May 31, 2004 under the 1994 Plan:

                                    Options Outstanding               Options Exercisable
                                    -------------------               -------------------
                                 Weighted
Exercise         Options          Average          Weighted         Options         Weighted
Price Range   Outstanding at    Contractual        Average       Exercisable at      Average
Price          May 31, 2004    Remaining Life   Exercise Price    May 31, 2004    Exercise Price
------------------------------------------------------------------------------------------------
$.09 to $.26      251,000        7.53 years        $  .11            90,800          $  .10
$.78 to $1.69     102,000        2.37 years          1.21            92,600            1.22
$1.88 to $2.06     44,000        3.29 years          1.92            44,000            1.92
$4.63               9,000        3.88 years          4.63             9,000            4.63
                  -------                                           -------
Total             406,000                          $  .68           236,400          $ 1.05
                  =======                                           =======

        In addition, during fiscal 2001, 100,000 options to purchase shares at $1.00 were extended to a third party to settle a dispute. These options expire in January 2006 if not exercised.

        In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2004, 150,000 shares of SofTech common stock were available for sale to employees under the plan. No shares have been issued under this Employee Stock Purchase Plan.

G.      SEGMENT INFORMATION:

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

                         2004                 2003
Revenue:              ----------           ----------

North America         $    9,367           $    7,734
Asia                       1,058                1,115
Europe                     2,337                2,558
Eliminations                (468)                (719)
                      ----------           ----------
Consolidated Total    $   12,294           $   10,688
                      ==========           ==========

Long-Lived Assets:
North America                    $   12,495
Europe                                  194
                                 ----------
Consolidated Total               $   12,689
                                 ==========

        Foreign revenue is based on the country in which the sale originates. Revenues from Germany and Japan were 11% and 9%, respectively, of total consolidated revenue in fiscal year 2004 and 13% and 10%, respectively, of total consolidated revenue in fiscal year 2003. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2004 or 2003.

H.      DEBT OBLIGATION WITH RELATED PARTY:

        Debt obligations of the Company consist of the following obligations at May 31, 2004 (in thousands):


$15,000,000 Promissory Note                                    $ 13,259

$3,000,000 Revolving Line of Credit                                 951
                                                               --------
                                                                 14,210

Less current portion                                             (1,293)
                                                               --------
                                                               $ 12,917

        During fiscal 2000, the Company entered into a $11 million borrowing arrangement ("Promissory Note") with Greenleaf Capital ("Greenleaf"). On November 8, 2002, the Company amended the Promissory Note. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0%. Effective June 1, 2004 the interest rate was reduced to 6.25%. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $11,141,000 due in a single payment in June 2007. The Promissory Note expires on June 12, 2007.

        In addition, the Company has a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet the Companies short term capital needs. Amounts borrowed under this facility are due annually in June unless otherwise extended. As discussed further below, the due date of the revolving line of credit was extended subsequent to year end.

        During fiscal year 2000, the Company entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement the Company has the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

        William D. Johnston, a director of SofTech since September 1996, is the sole principal and the President of Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved all transactions with Greenleaf.

        On June 1, 2004, the Company and Greenleaf agreed to extend the due date on the revolving line of credit to June 2005 and to extend certain principal payments due under the Promissory Note. Annual maturities of debt obligations subsequent to May 31, 2004, as amended, are as follows: 2005 - $ 1,293,000; 2006
- $1,026,000; 2007 - $750,000; 2008 - $11,141,000.

I.      RELATED PARTY TRANSATIONS:

        The Company is dependent upon Greenleaf for all of its funding needs. The Company does not believe that it could obtain similar debt facilities from other third party lenders. The Company currently funds its operations through a $3.0 million Line of Credit facility as described in Note H above that expires annually in June. In addition, the Company has a senior credit facility with Greenleaf as described in Note H above. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its CFO serve as Board members to the Company. Greenleaf is the Company's largest shareholder owning approximately 45% of its outstanding shares. The Company paid Greenleaf a management fee of approximately $363,000 in fiscal 2004 and $420,000 in fiscal 2003 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

J.      LEASE COMMITMENTS:

        OPERATING LEASES

        The Company conducts its operations in office facilities leased through October 2008. Rental expense for fiscal years 2004 and 2003 was approximately $408,000 and $443,000, respectively.

        At May 31, 2004, minimum annual rental commitments under noncancellable leases and non-cancellable sub-lease arrangements were as follows:

                           Gross               Sub-lease
      Fiscal Year          Commitment          Commitment             Net
      -----------          ----------          ----------            -----
      2005                 $  730,000          $ (188,000)         $ 542,000
      2006                    478,000                  --            478,000
      2007                    482,000                  --            482,000
      2008                    280,000                  --            280,000
      2009                     25,000                  --             25,000

        In December 2002 the Company extended its lease for office space at its headquarters in Massachusetts through 2008. As part of that extension, the Company provided the lessor with a letter of credit for $390,000 from a commercial bank. In addition, the lessor assumed the Company's financial obligations for an abandoned office lease in Massachusetts that had previously been utilized by WTC prior to the Company's acquisition of that company. These monies are included above under the column labeled "Sub-lease Commitment". The benefits derived from the lessor's assumption of this obligation have been treated as a marketing concession and will reduce rent expense over the life of the lease extension.

K.      NOTE RECEIVEABLE FROM OFFICER:

        The President of the Company has been extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by all Company shares and stock options held by that officer. The Company has accounted for the note as a fixed arrangement.

L.      ACQUISITION

        On December 18, 2002, the Company closed its all cash tender offer ("Offer") for all of the outstanding shares of common stock of Workgroup Technology Corporation, a Delaware corporation ("WTC"), at a price of $2.00 per share. WTC was a publicly traded company listed on the Over the Counter Bulletin Board. WTC develops, supports and markets a software product to mechanical CAD ("Computer Aided Design") users that allows them to manage and share their electronic product information across an enterprise. Its product offerings are compatible with SofTech's.

        The aggregate purchase price for WTC was approximately $5.1 million. Based on the Company's estimates, $2.7 million of identifiable intangible assets were specified. These identifiable intangible assets will be amortized over their estimated useful lives of three (3) years. The remaining $2.4 million of the purchase price has been allocated to goodwill.

        The operating results of WTC have been included in the Company's results since the acquisition date. The unaudited pro forma results of operations set forth below for the fiscal year ended May 31, 2003 assume that the WTC acquisition had occurred as of the beginning of that period. The information for fiscal year 2003 is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and WTC been a consolidated entity during that period (for fiscal year ended May 31, in thousands, except per share data):

                                                        Pro Forma
                                                          2003
                                                       (Unaudited)
                                                       -----------
        Revenue                                        $    14,192
                                                       -----------
        Net loss                                            (4,098)
                                                       -----------

        Net loss per share as reported:
        Basic and diluted                              $      (.15)
                                                       -----------

        Pro Forma net loss per share:
        Basic and diluted                              $      (.34)
                                                       -----------

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

                              Date: August 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                      Date
    ----------------------------------------------------------------------------

    /s/ Joseph P. Mullaney     President and Chief Operating Officer     8/30/04
    -------------------------  (Principal executive officer and
        Joseph P. Mullaney     Principal financial officer)


    /s/ Ronald A. Elenbaas      Director                                 8/30/04
    -------------------------
        Ronald A. Elenbaas


    /s/ William Johnston        Director                                 8/30/04
    -------------------------
        William Johnston


    /s/ Timothy Tyler           Director                                 8/30/04
    -------------------------
        Timothy Tyler


    /s/ Barry Bedford           Director                                 8/30/04
    -------------------------
        Barry Bedford


    /s/ Frederick A. Lake       Director                                 8/30/04
    -------------------------
        Frederick A. Lake