Form 10QSB
period 2004-08-31
SOFTECH INC
filed 2004-10-15
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


For the Quarter Ended                                   Commission File Number
  August 31, 2004                                              0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
     Massachusetts                                            04-2453033

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

The number of shares outstanding of registrant's common stock at September 30, 2004 was 12,205,236 shares.

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
                                                                     -----------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
               August 31, 2004 and May 31, 2004                           3

            Consolidated Condensed Statements of Operations -
               Three Months Ended August 31, 2004 and 2003                4

            Consolidated Condensed Statements of Cash Flows -
               Three Months Ended August 31, 2004 and 2003                5

            Notes to Consolidated Condensed Financial Statements         6-9

   Item 2.  Management's Discussion and Analysis of Operations          10-13

   Item 3.  Controls and Procedures                                      14


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             14

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
                      -------------------------------------


                                                   (dollars in thousands)

                                                 August 31,        May 31,
                                                    2004            2004
                                                ------------    ------------

ASSETS
------

Cash and cash equivalents                        $      363      $      275

Accounts receivable, net                              1,615           2,175

Prepaid and other assets                                177             194
                                                ------------    ------------

Total current assets                                  2,155           2,644
                                                ------------    ------------

Property and equipment, net                             185             199

Capitalized software costs, net                       6,524           7,043

Other intangible assets, net                            458             550

Goodwill, net                                         4,598           4,598

Notes receivable                                        134             134

Other assets                                            160             165
                                                ------------    ------------

TOTAL ASSETS                                     $   14,214      $   15,333
                                                ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                 $      211      $      205

Accrued expenses                                      1,392           1,575

Deferred maintenance revenue                          3,509           3,941

Current portion of long term debt                     1,293           1,293
                                                ------------    ------------

Total current liabilities                             6,405           7,014
                                                ------------    ------------

Long-term debt, net of current portion               12,876          12,917
                                                ------------    ------------

Stockholders' deficit                                (5,067)         (4,598)
                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   14,214      $   15,333
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


                                                                                                   Form 10-QSB
                                                                                                        Page 4


                                        SOFTECH, INC. AND SUBSIDIARIES
                                        ------------------------------
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                -----------------------------------------------


                                                                    (in thousands, except for per share data)
                                                                               Three Months Ended
                                                                    -----------------------------------------

                                                                       August 31,                August 31,
                                                                         2004                      2003
                                                                    ----------------         ----------------
Revenue

  Products                                                           $          418           $          583

  Services                                                                    2,359                    2,360
                                                                    ----------------         ----------------

Total revenue                                                                 2,777                    2,943

Cost of products sold                                                             9                        8

Cost of services provided                                                       389                      422
                                                                    ----------------         ----------------

Gross margin                                                                  2,379                    2,513

Research and development expenses                                               677                      672

Selling, general and administrative                                           1,300                    1,451

Amortization of capitalized software and other intangible assets                611                      615
                                                                    ----------------         ----------------

Loss from operations before interest expense                                   (209)                    (225)

Interest expense                                                                250                      253
                                                                    ----------------         ----------------

Net loss                                                             $         (459)          $         (478)
                                                                    ================         ================

Basic and diluted net loss per common share                          $        (0.04)          $        (0.04)
Weighted average common shares outstanding                                   12,205                   12,205

See accompanying notes to consolidated condensed financial statements.


                                                                                                   Form 10-QSB
                                                                                                        Page 5


                                        SOFTECH, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                             (dollars in thousands)
                                                                               Three Months Ended
                                                                    -----------------------------------------
                                                                       August 31,               August 31,
                                                                          2004                     2003
                                                                    ----------------         ----------------
Cash flows from operating activities:
  Net loss                                                           $         (459)          $         (478)
                                                                    ----------------         ----------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                               632                      663
Change in current assets and liabilities:
    Accounts receivable                                                         560                      597
    Prepaid expenses and other assets                                            17                       70
    Accounts payable and accrued expenses                                      (177)                    (528)
    Deferred maintenance revenue                                               (432)                    (600)
    Other                                                                        (5)                       -
                                                                    ----------------         ----------------

Total adjustments                                                               595                      202
                                                                    ----------------         ----------------


Net cash provided (used) by operating activities                                136                     (276)
                                                                    ----------------         ----------------

Cash flows used by investing activities:
    Capital expenditures                                                         (7)                     (12)
                                                                    ----------------         ----------------

Net cash used by investing activities                                            (7)                     (12)
                                                                    ----------------         ----------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                            -                      (10)
   (Repayments) proceeds from line of credit agreements, net                    (41)                      17
                                                                    ----------------         ----------------

Net cash (used) provided by financing activities                                (41)                       7
                                                                    ----------------         ----------------

Increase (decrease) in cash and cash equivalents                                 88                     (281)

Cash and cash equivalents, beginning of period                                  275                      719
                                                                    ----------------         ----------------

Cash and cash equivalents, end of period                             $          363           $          438
                                                                    ================         ================

See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(A)     BASIS OF PRESENTATION

        The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2004 Annual Report on Form 10-KSB.

(B)     SIGNIFICANT ACCOUNTING POLICIES

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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2003 or 2004. Amortization expense related to capitalized software costs for the three month periods ended August 31, 2003 and 2004 were $518,000 and $519,000, respectively.

        ACCOUNTING FOR GOODWILL

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value exceeded the carrying amount and, therefore, no goodwill impairment existed as of June 1, 2002.

        The Company tested the goodwill for impairment as of May 31, 2004 and concluded, based on actual results for fiscal 2004 and projected cash flows, that no impairment existed as of May 31, 2004.

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

                                                     Three Month Periods Ended August 31,
         (in thousands, except per share data)           2004               2003
        ---------------------------------------------------------------------------------
        Net loss - as reported                          $ (459)                 $ (478)
        Stock-based compensation expense determined
           under fair value based method                    (3)                     (4)
                                                        -------                 -------
        Net loss - pro forma                              (462)                   (482)
                                                        =======                 =======
        Loss per share - diluted - as reported            (.04)                   (.04)
        Loss per share - diluted - pro forma              (.04)                   (.04)

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

                                                                     Form 10-QSB
                                                                          Page 8


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


        RECLASSIFACATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations or retained earnings.

(C)     LIQUIDITY

        The Company ended the first three months of fiscal 2005 with cash of approximately $363,000. Operating activities provided approximately $136,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $745,000. The reduction in accounts payable and accrued expenses used cash of $177,000 and the cyclical reduction in deferred revenue utilized an additional $432,000 during the first quarter.

        Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2005, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

        The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2004, the Company had available borrowings on its debt facilities of approximately $3.5 million.

(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                   August 31,         May 31,
                                                     2004              2004
                                                ---------------     -----------

        Property and equipment                  $        3,874      $    3,867
        Accumulated depreciation
          and amortization                              (3,689)         (3,668)
                                                ---------------     -----------
        Property and equipment, net             $          185      $      199
                                                ---------------     -----------


        Common stock, $.10 par value            $        1,274      $    1,274
        Capital in excess of par value                  19,544          19,544
        Accumulated deficit                            (24,083)        (23,624)
        Cumulative translation adjustment                 (241)           (231)
        Less treasury stock                             (1,561)         (1,561)
                                                ---------------     -----------
        Stockholders' deficit                   $       (5,067)     $   (4,598)
                                                ---------------     -----------


(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2004 and 2003 because their inclusion would be antidilutive. The weighted average

                                                                     Form 10-QSB
                                                                          Page 9


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


        shares outstanding for each of the income statements included in this filing are presented below (000's):

                                                       Three Month Periods Ended August 31,
                                                           2004                   2003
                                                       --------------        --------------
        Basic weighted average shares outstanding         12,205                 12,205
        Effect of employee stock options outstanding         ---                    ---
                                                       --------------        --------------
                                                          12,205                 12,205
                                                       ==============        ==============

(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three month periods ended August 31, 2004 and 2003, the comprehensive loss was as follows (000's):

                                                       Three Month Periods Ended August 31,
                                                           2004                   2003
                                                       --------------        --------------
        Net loss                                       $        (459)        $        (478)
        Changes in:
        Foreign currency translation adjustment                  (10)                  (34)
                                                       --------------        --------------
        Comprehensive loss                             $        (469)        $        (512)
                                                       ==============        ==============

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


                                             Three Months Ended           Three Months Ended
                                                 August 31,                   August 31,
         Revenue:                                   2004                         2003

                                            -------------------------------------------------
         North America                            $ 2,095                       $ 2,311
         Asia                                         218                           189
         Europe                                       483                           472
         Eliminations                                 (19)                          (29)
                                                  --------                      --------
         Consolidated Total                       $ 2,777                       $ 2,943
                                                  --------                      --------


                                                 August 31,                   May 31,
                                                    2004                       2004
         Long Lived Assets:
                                            -------------------------------------------------
         North America                            $11,881                       $12,495
         Europe                                       178                           194
                                                  --------                      --------
         Consolidated Total                       $12,059                       $12,689
                                                  --------                      --------

                                                                     Form 10-QSB
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


The statements made below with respect to SofTech's outlook for fiscal 2005 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. These valuations contain certain assumptions concerning estimated future revenues and future expenses. We have determined that there is no indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

                                                                     Form 10-QSB
                                                                         Page 11


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
           ----------------------------------------------------------


The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value exceeded the carrying amount and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company tested the goodwill for impairment at May 31, 2004 and concluded based on actual results for fiscal 2004 and projected cash flows, that no impairment existed as of May 31, 2004. The Company will be required to continue to perform a goodwill impairment test on an annual basis. This valuation contains certain assumptions concerning estimated future revenues and expenses. Should our operating results deteriorate, we may determine that some portion of our goodwill or all of our goodwill is impaired. Such determination could result in non-cash charges to income that could materially affect our results of operations for that period.

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

RESULTS OF OPERATIONS

Revenue for the three month period ended August 31, 2004 was $2.78 million as compared to $2.94 million for the same period in the prior fiscal year, a decrease of $166,000 or about 6%. Product revenue for the quarter ended August 31, 2004 was $418,000 as compared to $583,000 for the same period in the prior fiscal year, a decrease of $165,000 or 28%. Service revenue for the quarter ended August 31, 2004 was about $2.4 million, essentially unchanged from the same period in fiscal 2004. The decrease in revenue in the current quarter relative to the same period in fiscal 2004 was related to lower software licensing revenue from our ProductCenter offering. It is our view that this decrease is related to an uneven flow of software licensing orders as the pipeline of identified business from this product line has increased over the last eighteen months.

Gross margin as a percentage of revenue was 85.7% for the quarter ended August 31, 2004 as compared to 85.4% for the quarter ended August 31, 2003. Maintenance revenue for the current quarter was approximately $2.04 million and the consulting revenue was approximately $323,000. Maintenance revenue for the same period in fiscal 2004 was $2.14 million and consulting revenue was $219,000. It is our expectation that our gross margin as a percent of revenue will continue at these levels in the future.

Research and development expenses ("R&D") were $677,000 for the three month period ended August 31, 2004 as compared to $672,000 for the same period in the prior fiscal year. R&D as a percentage of revenue was 24.4% in the current quarter as compared to 22.8% for the same period in the prior fiscal year. It is our expectation that this level of expenditure related to R&D activities will remain stable for the foreseeable future.

Selling, general and administrative ("SG&A") expense was $1.3 million for the three month period ended August 31, 2004 as compared to $1.45 million for the same period in fiscal 2004, a decrease of approximately 10%. The decrease is due primarily to reduced payroll and payroll related expenses as a result of continued reduction in general and administrative headcount over the last twelve months.

                                                                     Form 10-QSB
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


The non-cash expenses related to the amortization of capitalized software and other intangible assets was $611,000 for the quarter ended August 31, 2004 as compared to $615,000 for the same period in fiscal 2004.

Interest expense for the three month period ended August 31, 2004 was approximately $250,000 as compared to $253,000 for the same period in fiscal 2004. The average borrowings increased to approximately $14.2 million during the current quarter as compared to $14.1 million for the same period in fiscal 2004, however, the interest rate on those borrowings decreased to about 7.0% in the current quarter from 7.5% for the same period in fiscal 2004.

The net loss for the three month period ended August 31, 2004 was $459,000 as compared to a net loss of $478,000 for the same period in the prior fiscal year. The loss per share for the three month periods ended August 31, 2004 and 2003 was $(.04).

CAPITAL RESOURCES AND LIQUIDITY

The Company ended the first three months of fiscal 2004 with cash of approximately $363,000. Operating activities provided approximately $136,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable and other assets generated cash of $750,000. The reduction in accounts payable and accrued expenses used cash of $177,000 and the cyclical reduction in deferred revenue utilized an additional $432,000 during the first quarter.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2005, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2004, the Company had available borrowings on its debt facilities of approximately $3.5 million.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed

                                                                     Form 10-QSB
                                                                         Page 13


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


costs and resulted in positive cash flow from operations for the last three fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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

                                                                     Form 10-QSB
                                                                         Page 14


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(b)     Reports on Form 8-K

        The Company filed three Form 8-K's during the quarter ended August 31, 2004. The Form 8-K dated June 1, 2004 related to the Company's dismissal of its prior independent accountant and the hiring of its current independent accountant. The Form 8-K dated July 2, 2004 related to the Company's press release announcing the results of its Annual Meeting held on June 30, 2004. The Form 8-K dated August 31, 2004 related to the Company's announcement of fourth quarter results for fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   October 15, 2004                     /s/ Joseph P. Mullaney
    -----------------------                  ----------------------------------
                                                 Joseph P. Mullaney
                                                 President
                                                 Chief Operating Officer