Form 10QSB
period 2004-11-30
SOFTECH INC
filed 2005-01-14
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


For the Quarter Ended                                  Commission File Number
  November 30, 2004                                            0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
    Massachusetts                                             04-2453033


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

                               Yes __X__ No _____

The number of shares outstanding of registrant's common stock at December 31, 2004 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX




PART I.   Financial Information                                      Page Number
                                                                     -----------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets -
             November 30, 2004 and May 31, 2004                            3

           Consolidated Condensed Statements of Operations -
             Three Months Ended November 30, 2004 and 2003                 4

           Consolidated Condensed Statements of Operations -
             Six Months Ended November 30, 2004 and 2003                   5

           Consolidated Condensed Statements of Cash Flows -
             Six Months Ended November 30, 2004 and 2003                   6

           Notes to Consolidated Condensed Financial Statements           7-12

   Item 2. Management's Discussion and Analysis of Operations            13-17

   Item 3. Controls and Procedures                                        18


PART II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                               18

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
                      -------------------------------------


                                                   (dollars in thousands)

                                                November 30,       May 31,
                                                    2004            2004
                                                ------------    ------------

ASSETS
------

Cash and cash equivalents                       $       435     $       275

Accounts receivable, net                              1,710           2,175

Prepaid expenses and other assets                       243             244
                                                ------------    ------------
Total current assets                                  2,388           2,694
                                                ------------    ------------

Property and equipment, net                             172             199

Capitalized software costs, net                       6,005           7,043

Identifiable intangible assets, net                     367             550

Goodwill, net                                         4,606           4,598

Notes receivable                                        134             134

Other assets                                            111             115
                                                ------------    ------------

TOTAL ASSETS                                    $    13,783     $    15,333
                                                ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                $       253     $       205

Accrued expenses                                      1,276           1,575

Deferred maintenance revenue                          3,136           3,941

Current portion of long term debt                     1,293           1,293
                                                ------------    ------------

Total current liabilities                             5,958           7,014
                                                ------------    ------------

Long-term debt, net of current portion               12,982          12,917
                                                ------------    ------------

Stockholders' deficit                                (5,157)         (4,598)
                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    13,783     $    15,333
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

                                                                     Form 10-QSB
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                                                 (in thousands, except for per share data)
                                                                              Three Months Ended
                                                                        ----------------------------
                                                                        November 30,    November 30,
                                                                            2004            2003
                                                                        ------------    ------------
Revenue

  Products                                                              $      687      $       868

  Services                                                                   2,534            2,442
                                                                        ------------    ------------

Total revenue                                                                3,221            3,310

Cost of products sold                                                           18               11

Cost of services provided                                                      409              491
                                                                        ------------    ------------

Gross margin                                                                  2,794           2,808

Research and development expenses                                               674             741

Selling, general and administrative                                           1,384           1,454

Amortization of capitalized software and other intangible assets                610             610
                                                                        ------------    ------------

Income from operations before interest expense                                  126               3

Interest expense                                                                216             249
                                                                        ------------    ------------

Net loss                                                                $       (90)    $      (246)
                                                                        ============    ============

Basic and diluted net loss per common share                             $     (0.01)    $     (0.02)
Weighted average common shares outstanding                                   12,205          12,205



See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                                                 (in thousands, except for per share data)
                                                                              Six Months Ended
                                                                        ----------------------------
                                                                        November 30,    November 30,
                                                                            2004            2003
                                                                        ------------    ------------

Revenue

  Products                                                             $      1,105     $     1,451

  Services                                                                    4,893           4,802
                                                                        ------------    ------------

Total revenue                                                                 5,998           6,253

Cost of products sold                                                            27              19

Cost of services provided                                                       798             913
                                                                        ------------    ------------

Gross margin                                                                  5,173           5,321

Research and development expenses                                             1,351           1,413

Selling, general and administrative                                           2,684           2,905

Amortization of capitalized software and other intangible assets              1,221           1,225
                                                                        ------------    ------------

Loss from operations before interest expense                                    (83)           (222)

Interest expense                                                                466             502
                                                                        ------------    ------------

Net loss                                                                $      (549)    $      (724)
                                                                        ============    ============

Basic and diluted net loss per common share                             $     (0.04)    $     (0.06)
Weighted average common shares outstanding                                   12,205          12,205



See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           (dollars in thousands)
                                                                              Six Months Ended
                                                                        ----------------------------
                                                                        November 30,    November 30,
                                                                            2004            2003
                                                                        ------------    ------------

Cash flows from operating activities:
  Net loss                                                              $      (549)    $      (724)
                                                                        ------------    ------------

Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                             1,262           1,311
Change in current assets and liabilities:
    Accounts receivable                                                         465             321
    Prepaid expenses and other assets                                           (16)             77
    Accounts payable and accrued expenses                                      (165)           (680)
    Deferred maintenance revenue                                               (805)           (845)
                                                                        ------------    ------------

Total adjustments                                                               741             184
                                                                        ------------    ------------


Net cash provided (used) by operating activities                                192            (540)
                                                                        ------------    ------------

Cash flows used by investing activities:
    Payments for business acquisition, net of cash acquired                     (86)              -
    Capital expenditures                                                        (11)            (24)
                                                                        ------------    ------------

Net cash used by investing activities                                           (97)            (24)
                                                                        ------------    ------------

Cash flows from financing activities:
    Principal payments under capital lease obligations                            -             (13)
    Proceeds from line of credit agreements, net                                 65             229
                                                                        ------------    ------------

Net cash provided by financing activities                                        65             216
                                                                        ------------    ------------

Increase (decrease) in cash and cash equivalents                                160            (348)

Cash and cash equivalents, beginning of period                                  275             654
                                                                        ------------    ------------

Cash and cash equivalents, end of period                                $       435     $       306
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

(B)     SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION:

        The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modifiaction of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and six month periods ended November 30, 2004 or 2003. Amortization expense related to capitalized software costs for the six month periods ended November 30, 2003 and 2004 were $1,225,000 and $1,221,000, respectively.

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

        The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value exceeded the carrying amounts and, therefore, no goodwill impairment existed as of June 1, 2002.

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

                                                    Three Month Periods Ended November 30,
         (in thousands, except per share data)             2004              2003
        -----------------------------------------------------------------------------------
        Net loss - as reported                           $  (90)           $ (246)
        Stock based compensation determined under
          fair value based method                            (3)               (8)
                                                         ------            -------
        Net loss - pro forma                                (93)             (254)
        Loss per share - diluted - as reported             (.01)             (.02)
        Loss per share - diluted - pro forma               (.01)             (.02)


                                                      Six Month Periods Ended November 30,
         (in thousands, except per share data)             2004              2003
        -----------------------------------------------------------------------------------
        Net loss - as reported                           $ (549)           $ (724)
        Stock based compensation determined under
          fair value based method                            (5)              (16)
                                                         ------            -------
        Net loss - pro forma                               (554)             (740)
        Loss per share - diluted - as reported             (.04)             (.06)
        Loss per share - diluted - pro forma               (.04)             (.06)

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

        RECLASSIFIACTIONS:

        Certain amounts in fiscal 2004 have been reclassified to conform with the presentation in fiscal 2005.

(C)     LIQUIDITY

        The Company ended the first half of fiscal 2005 with cash of $435,000, an increase of $160,000 from May 31, 2004. Operating activities provided $192,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable generated cash of about $1,178,000. The reduction in accounts payable and accrued expenses used cash of $165,000 and the cyclical reduction in deferred revenue utilized cash of $805,000 during the first half of the fiscal year. In addition, during the first half of fiscal 2005 the Company borrowed $65,000 in excess of its debt repayments from its line of credit and paid former WTC shareholders that tendered their shares a total of $86,000. Lastly, the Company purchased approximately $11,000 of capital equipment.

        Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow for the full fiscal year 2005, the current economic environment, although showing signs of improvement, makes forecasting revenue based on historical models difficult and somewhat unreliable.

        The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2004, the Company had available borrowings on its debt facilities of approximately $3.4 million.

(D)     BLANACE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                               November 30,           May 31,
                                                  2004                 2004
                                             ---------------     ---------------

        Property and equipment               $        3,912      $        3,867
        Accumulated depreciation
          and amortization                           (3,740)             (3,668)
                                             ---------------     ---------------
        Property and equipment, net          $          172      $          199
                                             ---------------     ---------------

        Common stock, $.10 par value         $        1,274      $        1,274
        Capital in excess of par value               19,544              19,544
        Accumulated deficit                         (24,173)            (23,624)
        Cumulative translation adjustment              (241)               (231)
        Less treasury stock                          (1,561)             (1,561)
                                             ---------------     ---------------
        Stockholders' deficit                $       (5,157)     $       (4,598)
                                             ---------------     ---------------

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2005 and 2004 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below (000's):

                                                     Three Month and Six Month Periods
                                                             Ended November 30,
                                                           2004              2003
                                                       ------------      ------------
        Basic weighted average shares outstanding           12,205            12,205
        Effect of employee stock options outstanding            --                --
                                                       ------------      ------------
                                                            12,205            12,205
                                                       ============      ============

(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three and six month periods ended November 30, 2004 and 2003, the comprehensive loss was as follows (000's):

                                                     Three Month Periods Ended November 30,
                                                           2004              2003
                                                       ------------      ------------
        Net loss                                       $       (90)      $      (246)
        Changes in:
        Foreign currency translation adjustment                 --               (45)
                                                       ------------      ------------
        Comprehensive loss                             $       (90)      $      (291)
                                                       ============      ============

                                                      Six Month Periods Ended November 30,
                                                           2004              2003
                                                       ------------      ------------

        Net loss                                       $      (549)      $      (724)
        Changes in:
        Foreign currency translation adjustment                (10)              (79)
                                                       ------------      ------------
        Comprehensive loss                             $      (559)      $      (803)
                                                       ============      ============

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

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                                Three Months Ended          Three Months Ended
                                                   November 30,                November 30,
        Revenue:                                       2004                        2003
                                             -----------------------------------------------------
        North America                                $ 2,195                     $ 2,595
        Asia                                             325                         260
        Europe                                           750                         698
        Eliminations                                     (49)                       (243)
                                                    ---------                   ---------
        Consolidated Total                           $ 3,221                     $ 3,310
                                                    ---------                   ---------

                                                 Six Months Ended            Six Months Ended
                                                   November 30,                November 30,
        Revenue:                                       2004                        2003
                                             -----------------------------------------------------
        North America                                $ 4,275                     $ 4,906
        Asia                                             543                         449
        Europe                                         1,248                       1,170
        Eliminations                                     (68)                       (272)
                                                    ---------                   ---------
        Consolidated Total                           $ 5,998                     $ 6,253
                                                    ---------                   ---------

                                                   November 30,                  May 31,
        Long Lived Assets:                             2004                        2004
                                             -----------------------------------------------------
        North America                                $11,212                     $12,445
        Europe                                           183                         194
                                                    ---------                   ---------
        Consolidated Total                           $11,395                     $12,639
                                                    ---------                   ---------

(H)     NEW ACCOUNTING PRONOUNCEMENTS:

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

        On December 31, 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company has complied with the disclosure provisions in these financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

        REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modifiaction of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
           ----------------------------------------------------------

The Company completed the first step of the transitional goodwill impairment test during the three months ended November 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2003, as required by SFAS No. 142. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value exceeded the carrying amount and, therefore, no goodwill impairment existed as of June 1, 2002. As a result, the second step of the transitional goodwill impairment test was not required to be completed. The Company tested the goodwill for impairment at May 31, 2004 and concluded based on actual results for fiscal 2004 and projected cash flows that no impairment existed as of May 31, 2004. The Company will be required to continue to perform a goodwill impairment test on an annual basis. This valuation contains certain assumptions concerning estimated future revenues and expenses. Should our operating results deteriorate, we may determine that some portion of our goodwill or all of our goodwill is impaired. Such determination could result in non-cash charges to income that could materially affect our results of operations for that period.

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

        RESULTS OF OPERATIONS

Revenue for the three and six month periods ended November 30, 2004 was $3.2 million and $6.0 million, respectively, as compared to $3.3 million and $6.3 million for the same periods in the prior fiscal year. This represents a decrease of 2.7% for fiscal 2005 Q2 and 4.1% for the first half of fiscal 2005 as compared to the same periods in fiscal 2004. Reduced product revenue was responsible for the decrease in both periods which were partially offset by increased services revenue.

Product revenue for the three and six month periods ended November 30, 2004 was approximately $687,000 and $1.1 million, respectively, as compared to $868,000 and $1.5 million for the same periods in the prior fiscal year. This represents a decrease of 20.9% for fiscal 2005 Q2 and 23.8% for the first half of fiscal 2005 as compared to the same periods in fiscal 2004. The primary reason for the reduced product revenue for both the three and six month periods ended November 30, 2004 was related to our ProductCenter technology offering. We continue to experience increased interest from customers for this technology, however, the sales cycle continues to extend. While this increased pre-sale activity signals increased licensing activity for this product line in the future, it continues to be difficult to predict the timing of order receipt.

Service revenue for the three and six month periods ended November 30, 2004 was $2.5 million and $4.9 million, respectively, as compared to $2.4 million and $4.8 million for the same period in fiscal 2004. This represents an increase of 3.8% for fiscal 2005 Q2 as compared to the same period in fiscal 2004 and an increase of 1.9% for the first half of fiscal 2005 compared to the same period in fiscal 2004. Our consulting and training revenue increased 59.9% and 54.1% for the three and six month periods ended November 30, 2004, respectively, as compared to the same periods in the prior year. This increase more than offset a small decrease in maintenance revenue for the same periods.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Revenue generated in the U.S. accounted for 67% and 70% of total revenue for the three and six month periods ended November 30, 2004, respectively, as compared to 71% and 74% of total revenue for the same periods in the previous year. Revenue generated in Europe for the three and six month periods ended November 30, 2004 was 23% and 21% of total revenue, respectively, as compared to 21% and 19% of total revenue for the same period in fiscal 2004. Revenue generated in Asia for the three and six month periods ended November 30, 2004 was 10% and 9% of total revenue, respectively, as compared to 8% and 7% of total revenue for the same period in fiscal 2004. Revenue generated in the U.S. decreased by about 9% for both the three and six month periods ended November 30, 2004 as compared to the same periods in the prior fiscal year. Revenue generated in Europe increased by about 7% in each of the three and six month periods ended November 30, 2004 and revenue generated in Asia increased about 25% and 21%, respectively, for the same periods. It is our expectation that revenue from Asia and Europe will continue to make up a significant portion of our total revenue.

Gross margin as a percentage of revenue was 86.7% and 86.3 % for the three and six month periods ended November 30, 2004, respectively, as compared to 84.8% and 85.1% for the same periods in fiscal 2004. This increase in gross margin as a percent of revenue in fiscal 2005 as compared to the same period in fiscal 2004 is due to reductions in headcount over the last year in our customer support functions.

Research and development expenses ("R&D") were $674,000 and $1.35 million for the three and six month periods ended November 30, 2004, respectively, as compared to $741,000 and $1.41 million for the same periods in the prior fiscal year. These small decreases are the result of a slight reduction in headcount resulting from efficiencies garnered from combining the development resources of our product lines.

Selling, general and administrative ("SG&A") expenses were $1.38 million and $2.68 million, respectively, for the three and six month periods ended November 30, 2004 as compared to $1.45 million and $2.91 million for the same period in fiscal 2004. This represents a decrease of approximately 4.8% and 7.6% for the three and six month periods ended November 30, 2004, respectively, as compared to the same periods in the prior fiscal year. The decreases are related to the reduction in headcount over the last year as efficiencies were realized from the combination of our SG&A organization subsequent to the acquisition of WTC in fiscal 2002.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $.6 million and $1.2 million for the three and six month periods ended November 30, 2004 and 2003.

Interest expense for the three and six month periods ended November 30, 2004 were approximately $216,000 and $466,000, respectively, as compared to $249,000 and $502,000 for the same periods in fiscal 2004. This represents a decrease of 13.3% for the second quarter of fiscal 2005 compared to the same period in the previous fiscal year and a decrease of 7.2% for the six month period ended November 30, 2004 compared to the same period in the prior fiscal year. The average borrowings decreased to approximately $14.2 million during the current quarter as compared to $14.3 million for the same period in fiscal 2004, however, the interest rate on those borrowings decreased to about 6.1% in the current quarter from 7.0% for the same period in fiscal 2004. The average borrowings decreased to approximately $14.2 million during the first half of fiscal 2005 as compared to $14.3 million for the same period in fiscal 2004, however, the interest rate on those borrowings decreased to about 6.6% during the first half of fiscal 2005 as compared to 7.0% for the same period in fiscal 2004. The interest rate on our debt was reduced to approximately 6.0% from 7.0% at the beginning of the second quarter of fiscal 2005.

The net loss for the three and six month periods ended November 30, 2004 was $(90,000) and $(549,000), respectively, as compared to a net loss of $(246,000) and $(724,000) for the same period in the prior fiscal year. The loss per share for each of the three month periods ended November 30, 2004 was $(.01) and $(.04), respectively, as compared to $(.02) and $(.06) for the same periods in the prior fiscal year.

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY
The Company ended the first half of fiscal 2005 with cash of $435,000, an increase of $160,000 from May 31, 2004. Operating activities provided $192,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable generated cash of about $1,178,000. The reduction in accounts payable and accrued expenses used cash of $165,000 and the cyclical reduction in deferred revenue utilized cash of $805,000 during the first half of the fiscal year. In addition, during the first half of fiscal 2005 the Company borrowed $65,000 in excess of its debt repayments from its line of credit and paid former WTC shareholders that tendered their shares a total of $86,000. Lastly, the Company purchased approximately $11,000 of capital equipment.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2005, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2004, the Company had available borrowings on its debt facilities of approximately $3.4 million.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last three full fiscal years and for the first half of fiscal 2005. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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

                                                                     Form 10-QSB
                                                                         Page 17

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

                                                                     Form 10-QSB
                                                                          Page18

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)     Reports on Form 8-K

        The Company filed a Form 8-K on October 15, 2004 related to its press release announcing first quarter results for fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   January 14, 2004                  /s/ Joseph P. Mullaney
    -----------------------                   -----------------------------
                                              Joseph P. Mullaney
                                              President
                                              Chief Operating Officer