Form 10QSB
period 2005-02-28
SOFTECH INC
filed 2005-04-14
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                 Commission File Number
  February 28, 2005                                            0-10665

                                  SOFTECH, INC.

  State of Incorporation                             IRS Employer Identification
     Massachusetts                                           04-2453033

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

The number of shares outstanding of registrant's common stock at April 11, 2005 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX


PART I.  Financial Information                                      Page Number
                                                                    -----------
 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -
            February 28, 2005 and May 31, 2004                              3

         Consolidated Condensed Statements of Operations -
            Three Months Ended February 28, 2005 and
                February 29, 2004                                           4

         Consolidated Condensed Statements of Operations -
            Nine Months Ended February 28, 2005 and
                February 29, 2004                                           5

         Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended February 28, 2005 and
                February 29, 2004                                           6

         Notes to Consolidated Condensed Financial Statements              7-12

 Item 2. Management's Discussion and Analysis of Operations               13-16

 Item 3. Controls and Procedures                                           17


PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                  17

                                                                     Form 10-QSB
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      (dollars in thousands)

                                                   February 28,      May 31,
                                                       2005            2004
                                                  -------------   -------------
ASSETS

Cash and cash equivalents                                1,183             275

Accounts receivable, net                                 1,868           2,175

Prepaid expenses and other assets                          199             244
                                                  -------------   -------------

Total current assets                                     3,250           2,694
                                                  -------------   -------------

Property and equipment, net                                180             199

Capitalized software costs, net                          5,486           7,043

Identifiable intangible assets, net                        275             550

Goodwill, net                                            4,598           4,598

Notes receivable                                           134             134

Other assets                                               111             115
                                                  -------------   -------------

TOTAL ASSETS                                            14,034          15,333
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                           204             205

Accrued expenses                                         1,106           1,575

Deferred maintenance revenue                             4,210           3,941

Current portion of long term debt                        1,293           1,293
                                                  -------------   -------------

Total current liabilities                                6,813           7,014
                                                  -------------   -------------

Long-term debt, net of current portion                  12,790          12,917
                                                  -------------   -------------

Stockholders' deficit                                   (5,569)         (4,598)
                                                  -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             14,034          15,333
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


                                                                                                    Form 10-QSB
                                                                                                         Page 4

                                         SOFTECH, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                      (in thousands, except for per share data)
                                                                                  Three Months Ended
                                                                         ----------------------------------
                                                                           February 28,       February 29,
                                                                               2005               2004
                                                                         ---------------    ---------------
Revenue

 Products                                                                 $        770       $        603

 Services                                                                        2,240              2,165
                                                                         ---------------    ---------------

Total revenue                                                                    3,010              2,768

Cost of products sold                                                               27                 15

Cost of services provided                                                          433                476
                                                                         ---------------    ---------------

Gross margin                                                                     2,550              2,277

Research and development expenses                                                  712                700

Selling, general and administrative                                              1,405              1,457

Amortization of capitalized software and other intangible assets                   611                610
                                                                         ---------------    ---------------

Loss from operations before interest expense                                      (178)              (490)

Interest expense                                                                   216                255
                                                                         ---------------    ---------------

Net loss                                                                  $       (394)      $       (745)
                                                                         ===============    ===============

Basic and diluted net loss per common share                               $      (0.03)      $      (0.06)
Weighted average common shares outstanding                                      12,205             12,205


See accompanying notes to consolidated condensed financial statements.

                                                                                                    Form 10-QSB
                                                                                                         Page 5

                                         SOFTECH, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                     (in thousands, except for per share data)
                                                                                  Nine Months Ended
                                                                         ----------------------------------
                                                                           February 28,       February 29,
                                                                               2005               2004
                                                                         ---------------    ---------------
Revenue

 Products                                                                 $      1,875       $      2,054

 Services                                                                        7,133              6,967
                                                                         ---------------    ---------------

Total revenue                                                                    9,008              9,021

Cost of products sold                                                               54                 34

Cost of services provided                                                        1,231              1,460
                                                                         ---------------    ---------------

Gross margin                                                                     7,723              7,527

Research and development expenses                                                2,064              2,113

Selling, general and administrative                                              4,088              4,291

Amortization of capitalized software and other intangible assets                 1,832              1,835
                                                                         ---------------    ---------------

Loss from operations before interest expense                                      (261)              (712)

Interest expense                                                                   682                757
                                                                         ---------------    ---------------

Net loss                                                                  $       (943)      $     (1,469)
                                                                         ===============    ===============

Basic and diluted net loss per common share                               $      (0.08)      $      (0.12)
Weighted average common shares outstanding                                      12,205             12,205


See accompanying notes to consolidated condensed financial statements.


                                                                                                   Form 10-QSB
                                                                                                        Page 6

                                        SOFTECH, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                       (dollars in thousands)
                                                                         Nine Months Ended
                                                                 ---------------------------------
                                                                  February 28,       February 29,
                                                                      2005               2004
                                                                 --------------     --------------
Cash flows from operating activities:
  Net loss                                                        $       (943)      $     (1,469)
                                                                 --------------     --------------
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation and amortization                                        1,901              1,943
Change in current assets and liabilities:
    Accounts receivable                                                    307                476
    Prepaid expenses and other assets                                       15                 25
    Accounts payable and accrued expenses                                 (281)              (856)
    Deferred maintenance revenue                                           269               (164)
                                                                 --------------     --------------

Total adjustments                                                        2,211              1,424
                                                                 --------------     --------------

Net cash provided (used) by operating activities                         1,268                (45)
                                                                 --------------     --------------
Cash flows used by investing activities:
    Payments for WTC shares tendered this period                          (189)                 -
    Capital expenditures                                                   (44)               (38)
                                                                 --------------     --------------

Net cash used by investing activities                                     (233)               (38)
                                                                 --------------     --------------
Cash flows from financing activities:
    Principal payments under capital lease obligations                       -                (16)
    Repayments of line of credit agreements, net                          (127)               (16)
                                                                 --------------     --------------

Net cash used by financing activities                                     (127)               (32)
                                                                 --------------     --------------

Increase (decrease) in cash and cash equivalents                           908               (115)

Cash and cash equivalents, beginning of period                             275                654
                                                                 --------------     --------------

Cash and cash equivalents, end of period                          $      1,183       $        539
                                                                 ==============     ==============


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

(B)     SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION:

        The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and determinable and collectibility has been deemed probable. The company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchased software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of capitalized costs and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and nine month periods ended February 28, 2005 and February 29, 2004. Amortization expense related to capitalized software costs for the three and nine month periods ended February 28, 2005 were $611,000 and $1,832,000, respectively. Amortization expense related to capitalized software costs for the three and nine month periods ended February 29, 2004 were $610,000 and $1,835,000, respectively.

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

        The Company conducts its annual impairment test at the end of its fiscal year. The Company tested the goodwill for impairment as of May 31, 2004 and concluded, based on actual results for fiscal 2004 and projected cash flows, that no impairment existed as of May 31, 2004.

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

                                                                    Three Month Periods Ended
                                                                 February 28,        February 29,
          (in thousands, except per share data)                      2005                2004
         ------------------------------------------------------------------------------------------
         Net loss - as reported                                  $       (394)       $       (745)
         Stock based compensation determined under
            fair value based method                                        (3)                 (3)
                                                                 -------------       -------------
         Net loss - pro forma                                            (397)               (748)
         Loss per share - diluted - as reported                          (.03)               (.06)
         Loss per share - diluted - pro forma                            (.03)               (.06)


                                                                     Nine Month Periods Ended
                                                                 February 28,        February 29,
          (in thousands, except per share data)                      2005                2004
         ------------------------------------------------------------------------------------------
         Net loss - as reported                                  $       (943)       $     (1,469)
         Stock based compensation determined under
            fair value based method                                        (8)                 (9)
                                                                 -------------       -------------
         Net loss - pro forma                                            (951)             (1,478)
         Loss per share - diluted - as reported                          (.08)               (.12)
         Loss per share - diluted - pro forma                            (.08)               (.12)

        FOREIGN CURRENCY TRANSLATION:

        The functional currency of the Company's foreign operations (France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations as a component of selling, general and administrative expense, and are not material for any period presented.

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

(C)     LIQUIDITY

        The Company ended Q3 fiscal 2005 with cash of about $1.2 million, an increase of $908,000 from May 31, 2004. Operating activities provided approximately $1.3 million of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable generated cash of about $1.3 million. The reduction in accounts payable and accrued expenses used cash of $281,000 and the cyclical increase in deferred revenue provided cash of $269,000 during the first nine months of the fiscal year. In addition, during the first nine months of fiscal 2005 the Company reduced debt by $127,000 and paid former WTC shareholders that tendered their shares a total of $189,000. WTC was purchased in December 2002. Less than 10% of the shareholders did not tender their shares at that time but have the right to do so at anytime to receive the $2.00 per share tender price. This obligation has been fully accrued as part of the purchase price of WTC. Lastly, the Company purchased approximately $44,000 of capital equipment.

        Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow for the full fiscal year 2005, the current economic environment, although showing signs of improvement, makes forecasting revenue based on historical models difficult and somewhat unreliable.

        The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 28, 2005, the Company had available borrowings on its debt facilities of approximately $3.5 million.

(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                February 28,      May 31,
                                                    2005           2004
                                                ------------   ------------

         Property and equipment                $      3,945   $      3,867
         Accumulated depreciation
           and amortization                          (3,765)        (3,668)
                                                ------------   ------------
         Property and equipment, net           $        180   $        199
                                                ------------   ------------

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


        Common stock, $.10 par value           $      1,274   $      1,274
        Capital in excess of par value               19,544         19,544
        Accumulated deficit                         (24,567)       (23,624)
        Accumulated other comprehensive loss           (259)          (231)
        Less treasury stock                          (1,561)        (1,561)
                                                ------------   ------------
        Stockholders' deficit                  $     (5,569)  $     (4,598)
                                                ------------   ------------

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

                                                         Three Month and Nine Month
                                                                Periods Ended
                                                         February 28,   February 29,
                                                             2005            2004
                                                         ------------   ------------
        Basic weighted average shares outstanding             12,205         12,205
        Effect of employee stock options outstanding              --             --
                                                         ------------   ------------
                                                              12,205         12,205
                                                         ============   ============

(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments. For the three and nine month periods ended February 28, 2005 and February 29, 2004, the comprehensive loss was as follows (000's):

                                                   Three Month Periods Ended
                                                   February 28,  February 29,
                                                      2005           2004
                                                  ------------   ------------

         Net loss                                 $      (394)   $      (745)
         Changes in:
         Foreign currency translation adjustment          (18)           (58)
                                                  ------------   ------------
         Comprehensive loss                       $      (412)   $      (803)
                                                  ============   ============


                                                    Nine Month Periods Ended
                                                   February 28,  February 29,
                                                      2005           2004
                                                  ------------   ------------

         Net loss                                 $      (943)   $    (1,469)
         Changes in:
         Foreign currency translation adjustment          (28)          (137)
                                                  ------------   ------------
         Comprehensive loss                       $      (971)   $    (1,606)
                                                  ============   ============

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

                                   Three Months Ended       Three Months Ended
                                      February 28,             February 29,
         Revenue:                         2005                     2004

                                  --------------------------------------------
         North America                $      2,294             $      2,035
         Asia                                  306                      256
         Europe                                642                      571
         Eliminations                         (232)                     (94)
                                      -------------            -------------
         Consolidated Total           $      3,010             $      2,768
                                      -------------            -------------

                                    Nine Months Ended       Nine Months Ended
                                      February 28,             February 29,
         Revenue:                         2005                     2004

                                  -------------------------------------------
         North America                $      6,569             $      6,941
         Asia                                  849                      705
         Europe                              1,890                    1,741
         Eliminations                         (300)                    (366)
                                      -------------            -------------
         Consolidated Total           $      9,008             $      9,021
                                      -------------            -------------

                                      February 28,               May 31,
                                          2005                     2004
         Long Lived Assets:
                                  -------------------------------------------
         North America                $     10,602             $     12,495
         Europe                                182                      194
                                      -------------            -------------
         Consolidated Total           $     10,784             $     12,689
                                      -------------            -------------

(H)     NEW ACCOUNTING PRONOUNCEMENTS:

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

                                                                     Form 10-QSB
                                                                         Page 13

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

        REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, the fee is fixed and determinable and collectibility has been deemed probable. The company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The Company conducts its annual impairment test at the end of its fiscal year. The Company tested the goodwill for impairment at May 31, 2004 and concluded, based on actual results for fiscal 2004 and projected cash flows, that no impairment existed as of May 31, 2004.

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

RESULTS OF OPERATIONS
Revenue for the three and nine month periods ended February 28, 2005 and February 29, 2004 was $3.0 million and $9.0 million, respectively, as compared to $2.8 million and $9.0 million for the same periods in the prior fiscal year. This represents an increase of 8.7% for fiscal 2005 Q3 as compared to the same period in fiscal 2004 and essentially no change in revenue for the nine month periods. Both product and services revenue increases contributed to the improved revenue performance in the quarter comparisons.

Product revenue for the three and nine month periods ended February 28, 2005 was approximately $770,000 and $1.9 million, respectively, as compared to $603,000 and $2.1 million for the same periods in the prior fiscal year. This represents an increase of 27.7% for fiscal 2005 Q3 and a decrease of 8.7% for the nine months ended February 28, 2005 as compared to the same periods in fiscal 2004. For Q3 FY2005, we increased product revenue for each of our three product families as compared to the same period in fiscal 2004. ProductCenter increased 16.9%, Cadra 30.1% and the AMT product line increased 46.9%. For the nine month period ended February 28, 2005 compared to the same period last year, we experienced increased product revenue of 8.7% in Cadra and 8.5% in our AMT product families while ProductCenter decreased by 29.2%. This decline in ProductCenter product revenue for the nine month period was due to an elongation of the sales cycle as manufacturing companies have been more deliberate about making purchasing decisions especially in Q1 and Q2.

Service revenue for the three and nine month periods ended February 28, 2005 was about $2.2 million and $7.1 million, respectively, as compared to about $2.2 million and $7.0 million for the same period in fiscal 2004. This represents an increase of 3.5% and 2.4% for the three and nine month periods ended February 28, 2005 as compared to the same period in fiscal 2004, respectively. Our consulting and training revenue increased 66.5% and 58.3% for the three and nine month periods ended February 28, 2005, respectively, as compared to the same periods in the prior year. This increase in consulting and training revenue offset a decrease in maintenance revenue of 4.3% and 3.8%, respectively for the three and nine month periods ended February 28, 2005 as compared to the same periods in the prior fiscal year. The decrease in maintenance revenue in both the three and nine month periods was due to declines in the renewal rates and renewal prices from the customer base for both the ProductCenter and AMT product lines.

Gross margin as a percentage of revenue was 84.7% and 85.7 % for the three and nine month periods ended February 28, 2005, respectively, as compared to 82.3% and 83.4% for the same periods in fiscal 2004. This increase in gross margin as a percent of revenue in fiscal 2005 as compared to the same period in fiscal 2004 is due to reductions in headcount over the last year in our customer support functions and increased productivity from our consulting and training engineers.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Research and development expenses ("R&D") were $712,000 and $2.06 million for the three and nine month periods ended February 28, 2005, respectively, as compared to $700,000 and $2.11 million for the same periods in the prior fiscal year. The relatively stable expense has been achieved through improved efficiencies gained from deploying these resources across the three product families as warranted.

Selling, general and administrative ("SG&A") expenses were $1.41 million and $4.09 million, respectively, for the three and nine month periods ended February 28, 2005 as compared to $1.46 million and $4.29 million for the same period in fiscal 2004. This represents a decrease of approximately 3.5% and 4.7% for the three and nine month periods ended February 28, 2005, respectively, as compared to the same periods in the prior fiscal year. The decreases are related to the reduction in headcount as efficiencies were realized from the combination of our SG&A organization subsequent to the acquisition of WTC. WTC was acquired in December 2002.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $.6 million and $1.8 million for the three and nine month periods ended February 28, 2005 and February 29, 2004.

Interest expense for the three and nine month periods ended February 28, 2005 were approximately $216,000 and $682,000, respectively, as compared to $255,000 and $757,000 for the same periods in fiscal 2004. This represents a decrease of 15.3% for the third quarter of fiscal 2005 compared to the same period in the previous fiscal year and a decrease of 9.9% for the nine month period ended February 28, 2005 as compared to the same period in the prior fiscal year. The average borrowings decreased to approximately $14.2 million during the current quarter as compared to $14.3 million for the same period in fiscal 2004, however, the interest rate on those borrowings decreased to about 6.1% in the current quarter from 7.2% for the same period in fiscal 2004. The average borrowings decreased to approximately $14.2 million during the first nine months of fiscal 2005 as compared to $14.3 million for the same period in fiscal 2004, however, the interest rate on those borrowings decreased to about 6.4% during the first nine months of fiscal 2005 as compared to 7.1% for the same period in fiscal 2004. The interest rate reduction is the result of negotiations with the Company's lender.

The net loss for the three and nine month periods ended February 28, 2005 was $(394,000) and $(943,000), respectively, as compared to a net loss of $(745,000) and $(1,469,000) for the same period in the prior fiscal year. The loss per share for each of the three month periods ended February 28, 2005 was $(.03) and $(.08), respectively, as compared to $(.06) and $(.12) for the same periods in the prior fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

The Company ended Q3 fiscal 2005 with cash of about $1.2 million, an increase of $908,000 from May 31, 2004. Operating activities provided approximately $1.3 million of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in accounts receivable generated cash of about $1.3 million. The reduction in accounts payable and accrued expenses used cash of $281,000 and the cyclical increase in deferred revenue provided cash of $269,000 during the first nine months of the fiscal year. In addition, during the first nine months of fiscal 2005 the Company reduced debt by $127,000 and paid former WTC shareholders that tendered their shares a total of $189,000. WTC was purchased in December 2002. Less than 10% of the shareholders did not tender their shares at that time but have the right to do so at anytime to receive the $2.00 per share tender price. This obligation has been fully accrued as part of the purchase price of WTC. Lastly, the Company purchased approximately $44,000 of capital equipment.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2005, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable.

The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

for the next year. At February 28, 2005, the Company had available borrowings on its debt facilities of approximately $3.5 million.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last three full fiscal years and for the first nine months of fiscal 2005. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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

                                                                     Form 10-QSB
                                                                         Page 17
                         SOFTECH, INC. AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(b)     Reports on Form 8-K

        The Company filed a Form 8-K on January 6, 2005 related to its press release announcing second quarter results for fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   April 14, 2005                         /s/ Joseph P. Mullaney
     --------------------                      ---------------------------
                                                   Joseph P. Mullaney
                                                   President
                                                   Chief Operating Officer