Form 10KSB
period 2005-05-31
SOFTECH INC
filed 2005-08-29
CIK 354260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,716,796 as of August 15, 2005. On August 15, 2005 the registrant had outstanding 12,205,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

PERSONNEL

As of August 16, 2005, the Company employed 70 persons, 67 on a full time basis and 3 part time. These employees were distributed over functional lines as follows: Sales = 13; Product Development Engineers = 22; Engineers = 22; General and Administrative = 13.

The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth. However, the availability of such skilled personnel has increased over the recent past as the worldwide economy has slowed.

BACKLOG

Product backlog as of May 31, 2005 and 2004 was insignificant. Deferred revenue, which represents primarily software maintenance services to be performed during the following year, totaled approximately $4,019,000 and $3,941,000 at May 31, 2005 and 2004, respectively. In addition, as of May 31, 2005 the Company had a backlog of consulting orders totaling approximately $.5 million, up from the $.3 million at May 31, 2004. Given the short time period between receipt of order and delivery of product revenue, on average less than 30 days, the Company does not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

The Company has approximately 22 product development engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2005 and 2004 the Company incurred research and development expense of $2.7 million and $3.1 million, respectively, related to the continued development of technology. During the current year the Company has increased the use of third-party offshore engineering companies to perform quality assurances testing of its technology developed in the United States.

CUSTOMERS

No single customer accounted for more than 10% of the Company's revenue in fiscal 2005 or 2004 The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases office space in Troy, Michigan; Tewksbury, Massachusetts; Ismaning, Germany, Le Fontanil, France and Milan, Italy. The liability related to office space in Burlington, Massachusetts (which lease expired in December 2002) was assumed by our lessor for our headquarters in Tewksbury, Massachusetts as a concession for extending our lease term at our headquarters. Such concession is being amortized as a reduction of rent expense over the extended term of the lease. The fiscal 2005 rent was approximately $428,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.


ITEM 3 - LEGAL PROCEEDINGS

The Company, from time to time, is a party to various legal proceedings and claims that arise in the ordinary course of business. At May 31, 2005 there are no material outstanding claims and therefore no amounts have been accrued.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock are traded on the NASDAQ's Over-the-Counter Exchange under the symbol "SOFT.OB".

At May 31, 2005, there were approximately 2,200 holders of record of the Company's common stock. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                    2005                      2004
                                    ----                      ----
                              High         Low         High          Low
                           ---------------------------------------------------
First Quarter                  .25         .15          .30          .16
Second Quarter                 .32         .17          .24          .17
Third Quarter                  .35         .20          .40          .16
Fourth Quarter                 .35         .22          .36          .18

The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

The table below details information regarding equity compensation plans of the Company as of May 31, 2005:

                     Number of shares
                     to be issued upon         Weighted average            Number of shares
                     exercise of               exercise price              securities available
                     outstanding options,      of outstanding options,     for future
Plan category        warrants and rights       warrants and rights         issuances
Approved by
Shareholders               356,000                  $ .58                           --

Not approved
By Shareholders            100,000                  $1.00                           --

                           -------                                             -------

                           456,000                                                  --

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-KSB contains forward-looking statements. The words "believe", "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of, or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These financial statements include statements regarding the Company's intent, belief or current expectations. You are cautioned that any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, market acceptance of the Company's technologies, fluctuations in quarterly results, continued integration and market expansion of our acquired technologies and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new office locations.

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

After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. In December 2002 the Company acquired WTC thereby obtaining complementary technology. The acquisition of WTC had a positive impact on our operating results and is expected to be a key element in the Company's growth strategy. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

        INCOME STATEMENT ANALYSIS

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2005. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2005 is presented.

                              Items as a percentage         Percentage change
                                    of revenue                year to year
                               2005           2004            2004 to 2005
                          ------------------------------------------------------

Revenue
Products                       22.0%          24.6%              (12.0)%
Services                       78.0           75.4                 2.1
                               ----           ----                 ---
Total revenue                 100.0          100.0               (1.4)

Cost of sales
Products                       21.1           20.4                 1.5
Services                       13.7           12.9                 4.8
                               ----           ----                 ---
Total cost of sales            34.8           33.4                 2.8

Total gross margin             65.2           66.6                (3.5)

Research and development       22.4           25.3               (12.5)
S.G.& A.                       47.1           48.1                (3.5)

Interest expense                7.4            8.2               (11.2)
                                ---            ---               ------

Loss before income tax        (11.8)         (15.0)              (22.7)
                              ======         ======              ======

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

As of May 31, 2005, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

VALUATION OF DEFERRED TAX ASSETS

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Total revenue for fiscal year 2005 was $12.1 million, a decrease of $.2 million or 1.4% from fiscal year 2004 revenue of $12.3 million. Product revenue decreased $.4 million or 12% during the current year as compared to the prior year and service revenue increased $.2 million or 2.1%.

The product revenue decrease of $.4 million was composed of a decrease in product revenue from our ProductCenter offering of about $.4 million or 25%, a decrease in product revenue from our Cadra technology of about $.1 million or 5.6% and an increase from our AMT technology of about $.1 million or 19.1% when compared to the prior year. The product revenue decrease in ProductCenter was due primarily to many of our customers delaying the final buying decisions beyond what has been the norm. While the number and the dollar value of our qualified sales opportunities for our ProductCenter technology has increased, so has the time period over which these prospects make their decision. It is our belief that given the significant fluctuations in the economy over the last four years, especially as it impacts our customers in the manufacturing industry, buyers have been hesitant when it comes to spending money on new technology. The small changes in Cadra and AMT product revenue from year to year is the result of normal changes in the buying patterns of the installed base for each of those technologies.

The increase in service revenue from fiscal 2004 to 2005 of about $.2 million was due to an increase in services revenue from our ProductCenter offering of about $.4 million or 10.% which was partially offset by a decrease in service revenue of about $.1 million or 2.6% from our Cadra and a decrease of about $.1 million or 11.7% from our AMT technologies. The increase in ProductCenter service revenue was due to a decrease in maintenance revenue of about $.2 million and an increase in consulting revenue of about $.6 million. The decrease in maintenance revenue was due primarily to lower prices on maintenance renewals for the most recent version of this technology as compared to the rates charged for maintenance on old versions of the software. The increase in consulting revenue was due to several of our customers expanding the use of this technology within their organizations during fiscal 2005.

Product gross margin was 4.2% in fiscal 2005 as compared to 17.0% in fiscal 2004. This decrease in product gross margin is due primarily to the decrease in product revenue detailed above and the fixed cost nature of the non-cash amortization of capitalized software costs and other intangible assets.

Service gross margin was 82.4% in fiscal 2005 as compared to 82.8% in fiscal 2004. This represents a nominal increase in service cost in fiscal 2005 as compared to 2004 due primarily to variable costs related to incentive plans.

Research and development expenditures totaled approximately $2.7 million in fiscal 2005 as compared to $3.1 million in fiscal 2004, a decrease of about 12.5%. This decrease in R&D is a result of efficiencies garnered from combining our product development efforts since the acquisition of ProductCenter in December 2002 and offshore quality and assurance testing of a portion of our technology development effort.

Selling, general and administrative expense for fiscal 2005 decreased by about $.2 million or about 3.5% from fiscal 2004. The decrease is the result of reduced headcount in fiscal 2005 as compared to 2004 in our general and administrative departments as we continued to realize efficiencies from the merging of the WTC administrative support functions with those of SofTech.

Interest expense in fiscal 2005 declined by about $113,000 or 11.2% as compared to fiscal 2004. This reduced expense was the result of negotiated lower average borrowing costs on the Company's average outstanding debt and lower average borrowings in fiscal 2005 compared to 2004. In fiscal 2005 our average outstanding debt was $14.0 million as compared to about $14.2 million in 2004. This decrease in average borrowings was the result of principal pay down throughout the year especially in Q4. The average interest rate for the current year was about 6.4% as compared to about 7.1% in fiscal 2004. As of June 1, 2005 our borrowing rate has increased to 8.0% for fiscal 2006 as a result of increases in the prime rate.

The tax provision for fiscal 2004 relates to state and local taxes. In fiscal 2005 our net tax provision was zero due to a refund of prior year state taxes that offset our current state tax due.

The net loss for fiscal 2005 was about $(1.4) million as compared to approximately $(1.9) million in fiscal 2004. The net loss per share for fiscal 2005 was $(.12) as compared to $(.15) in fiscal 2004. The weighted average number of shares outstanding was 12.2 million in both fiscal 2005 and 2004.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash position as of May 31, 2005 was $399,000. This represents an increase of $124,000 from the fiscal 2004 year-end balance of $275,000.

Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $2.4 million in fiscal 2005 and 2004.

For fiscal 2005, operating activities generated cash of approximately $1.4 million, investing activities used about $.3 million and financing activities used about $1.0 million.

The cash generated from operating activities was composed of the following: the net loss together with non-cash expenses related to amortization of intangibles and depreciation generated cash of approximately $1.1 million; accounts receivable decreased thereby providing $557,000 of cash as a result of a significant decrease in days sales outstanding from 64.6 days at May 31, 2004 to
48.7 days at May 31, 2005; a reduction in accounts payable and accrued expenses used cash of $320,000; and an increase in deferred revenue provided cash of $78,000.

Investing activities cash utilization was primarily due to payments made in fiscal 2005 related to the WTC acquisition in fiscal 2003. Lastly, the pay down of outstanding debt during fiscal 2005 resulted in the use of cash by financing activities.

At May 31, 2005, long-term obligations related exclusively to our outstanding debt totaled approximately $11.8 million, a decrease of 8.8% from fiscal year end 2004. The Company is dependent on availability under its debt facilities and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $216,000 on these borrowings.

The Company currently funds its operations through a combination of cash flow from operations and its debt facilities with Greenleaf Capital. The $3.0 million Line of

Credit expires annually in June. As of May 31, 2005, approximately $2.2 million was available under this facility which has been extended an additional year through June 2006. (See Note I to the Consolidated Financial Statements.)

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

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Based on the debt balance at May 31, 2005, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $264,000 and $(264,000), respectively.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last four fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

DECLINE IN BUSINESS CONDITIONS AND INFORMATION TECHNOLOGY (IT) SPENDING COULD CAUSE FURTHER DECLINE IN REVENUE. The level of future IT spending remains uncertain as does the prognosis for the continued economic recovery in the manufacturing sector. If IT spending declines and/or the manufacturing sector experiences economic difficulty, the Company's revenues could be adversely impacted.

THE COMPANY IS DEPENDENT ON ITS LENDER FOR CONTINUED SUPPORT. We have a very strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing. (See Note I to the Consolidated Financial Statements.)

THE CONTINUED INTEGRATION OF WTC MAY EXPERIENCE DIFFICULTY. Since acquiring WTC in December 2002, much progress has been made in integrating our operations and reducing redundant functions and facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. There can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.


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


PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 16, 2005, based on information furnished by them to the Company.

DIRECTORS

Ronald A. Elenbaas, 52, term expires in 2006; Mr. Elenbaas is currently retired. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the Ocean Reef Medical Center as well as director of Greenleaf Trust and a Special Consultant to Keystone Bank. Mr. Elenbaas was appointed a Director of the Company in September 1996.

William D. Johnston, 58, term expires in 2007; Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and lender to SofTech, Greenleaf Ventures, Inc. a management company delivering management services to the host industry and Greenleaf Holdings L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

Timothy L. Tyler, 51, term expires in 2005; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

Barry Bedford, 47, term expires in 2007; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991. Mr. Bedford was appointed a Director of the Company in July 2000.

Frederick A. Lake, 70, term expires in 2006; Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake also serves as corporate counsel for Greenleaf Ventures. Mr. Lake was appointed a Director of the Company in July 2000.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                       Age    Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          48    President and Chief Operating Officer
Jean J. Croteau             50    Vice President, Operations
Victor G. Bovey             48    Vice President, Engineering

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2005, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.


ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan and determines which Directors will receive stock options, the number of shares subject to each stock option, the vesting schedule of the options, and the other terms and provisions of the options granted. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. Under the Plan, all non-employee Directors receive 10,000 options upon appointment to the Board and receive 3,000 options on the anniversary date of the initial award for as long as the Director serves as a Director of the Company. During the fiscal year ended May 31, 2005, there were no options granted to non-employee Directors.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2003, 2004 and 2005 fiscal years for services in all capacities to the Company.

                                     Annual Compensation             Long Term Compensation Awards
                                     -------------------             -----------------------------
                                                     Other Annual     Securities
Name and                Fiscal  Salary($)   Bonus    Compensation     Underlying       All Other
Principal Position       Year      (1)        ($)        ($)          Options(#)     Compensation
($)(2)                                                                                  ($) (2)
--------------------------------------------------------------------------------------------------
Joseph P. Mullaney(4)-
President and COO
                         2005   225,000     50,000        --                 --       (3) 13,489
                         2004   216,300         --        --                 --       (3) 13,001
                         2003   210,000     75,000        --            100,000       (3) 16,005


Jean Croteau -
Vice President, Operations
                         2005   163,770     45,000        --                 --            1,558
                         2004   154,500     62,799        --                 --            3,982
                         2003   150,000    103,515        --                 --            1,805


Victor G. Bovey -
Vice President, Research & Development
                         2005   137,917         --        --                 --            2,758
                         2004   133,900         --        --                 --            2,690
                         2003   130,000      9,486        --                 --            2,840

(1) Includes amounts deferred by Messrs. Mullaney, Bovey and Croteau under the Company's 401(k) plan.

(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

(3) Includes imputed compensation related to the non-interest bearing note receivable described in Note K to the financial statements.

(4) Mr. Mullaney's bonus payment of $50,000 was related to fiscal 2004 performance, was properly accrued in fiscal 2004 but was not awarded or paid until January 2005. An estimated bonus for fiscal 2005 performance has been accrued but no award or payment has been made as of the date of this filing.

OPTION GRANTS IN THE LAST FISCAL YEAR

No stock appreciation rights ("SARs") or options to purchase Company stock have been granted to the Named Executive Officers of the Company during fiscal year 2005.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2005.

        The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Operating Officer and each Named Executive.

                                                                                         Value of Unexercised
                       Number of                          Number of Unexercised          In-the-Money Options
                    Shares Acquired   Value Realized     Options at May 31, 2005          At May 31, 2005 ($)
Name                  On Exercise          ($)          Exercisable/Unexercisable     Exercisable/Unexercisable(1)
Joseph P. Mullaney        --                --                40,000/60,000                   8,400/12,600
Victor G. Bovey           --                --                12,000/3,000                    2,520/630
Jean Croteau              --                --                40,000/10,000                   8,400/2,100

(1) Market value of underlying securities at May 31, 2005 based on a per share value of $.30 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2005.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Information concerning beneficial ownership of the Company's Common Stock, as of August 15, 2005, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2005, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                                Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 15, 2005 (1)      August 15, 2005 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                     154,319(3)                   1.3%
Jean Croteau                            40,000(3)                     *
Victor G. Bovey                         32,350(3)                     *
William Johnston                     5,469,804(3)(4)               44.7
Timothy L. Tyler                        30,000(3)                     *
Ronald Elenbaas                         67,700(3)                     *
Frederick Lake                          16,200(3)                     *
Barry Bedford                           16,200(3)                     *
                                    ----------                   ------
All Directors and executive
officers as a group (8 persons)      5,826,573(5)                  46.9%

----------
*       Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,205,236 shares outstanding on August 15, 2005. In addition, 224,400 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 15, 2005 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 60,000; Mr. Croteau - 40,000; Mr. Bovey - 12,000; Mr. Johnston - 25,000;
        Mr. Tyler - 30,000; Mr. Elenbaas - 25,000; Mr. Lake - 16,200 and Mr. Bedford - 16,200.
(4) Mr. Johnston's business address is Greenleaf Capital, 100 West Michigan Ave., Kalamazoo, Michigan, 49007.
(5) Includes 224,400 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

As disclosed in Note H and I to the Company's 2005 Annual Report on Form 10-KSB, the Company has entered into various financing arrangements with Greenleaf Capital over the last several years. Greenleaf Capital,a wholly-owned subsidiary of Greenleaf Companies is the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President and sole principal of Greenleaf Companies. The Company paid Greenleaf Capital approximately $1.2 million and $1.4 million in fiscal 2005 and 2004, respectively, in finance charges and management fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Companies, also serves as the trustee and investment advisor for the Company's 401-K Plan.


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

        (14) Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

        (21) Subsidiaries of the Registrant, filed herewith.

        (23)(i) Consent of Vitale, Caturano & Company PC, filed herewith.

        (31) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

        (32) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)     Reports on Form 8-K

The Company filed a Form 8-K on April 12, 2005 regarding its press release of third quarter fiscal 2005 results.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's for the years ended May 31,:

                                                    2005           2004
                                                    ----           ----
Audit and quarterly review fees (1)              $   89,000     $   88,605
Tax related fees (2)                                 20,000         17,500
                                                 ----------     ----------
Total fees                                       $  109,000     $  106,105

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

               REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders SofTech, Inc.

We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the years ended May 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2005, and the consolidated results of its operations and its consolidated cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Vitale, Caturano & Company LTD.

Boston Massachusetts
July 22, 2005

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For Fiscal Years Ended May 31,


                                                  2005            2004
                                                --------        --------
                                        (in thousands, except per share data)

Revenue:
Products                                        $  2,666        $  3,030
Services                                           9,454           9,264
                                                --------        --------
Total Revenue                                     12,120          12,294
                                                --------        --------

Cost of Revenue:
Cost of products sold: materials                     114              78
Cost of product sold: amortization of
   capitalized software costs and
   other intangible assets                         2,440           2,438
Cost of services provided                          1,666           1,589
                                                --------        --------

Total Cost of Revenue                              4,220           4,105
                                                --------        --------

Gross margin                                       7,900           8,189

Research and development                           2,720           3,108
Selling, general and administrative                5,713           5,919
                                                --------        --------
Loss from operations                                (533)           (838)

Interest expense                                     892           1,005
                                                --------        --------
Loss before income taxes                          (1,425)         (1,843)
Provision for income taxes                             -              10
                                                --------        --------
Net Loss                                        $ (1,425)       $ (1,853)
                                                --------        --------
Per Common Share Data:

Net Loss - basic and diluted                    $   (.12)       $   (.15)
                                                ========        ========

Weighted Average Shares Outstanding,
         basic and diluted                        12,205          12,205
                                                ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2005


(in thousands, except share and per share data)

Assets:
Current assets:
Cash and cash equivalents                                        $       399
Accounts receivable (less allowance for
   uncollectible accounts of $45)                                      1,618
Prepaid expenses and other assets                                        346
                                                                 -----------
Total current assets                                                   2,363
                                                                 -----------
Property and equipment, at cost:
Data processing equipment                                              3,194
Office furniture                                                         551
Leasehold improvements                                                   189
                                                                 -----------
Total property and equipment                                           3,934
Less accumulated depreciation and amortization                        (3,769)
                                                                 -----------
Property and equipment, net                                              165
                                                                 -----------
Other assets:
Capitalized software costs, net of amortization of $11,877             4,968
Other acquired intangible assets, net of amortization of $915            185
Goodwill, net of amortization of $7,229                                4,598
Note receivable from officer                                             134
Other assets                                                               3
                                                                 -----------
Total Assets                                                          12,416
                                                                 ===========

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                                         213
Accrued expenses                                                       1,058
Deferred revenue                                                       4,019
Current portion of long term debt
         with related party                                            1,416
                                                                 -----------
Total current liabilities                                              6,706

Long-term liabilities:
Long term debt with related party, less current portion               11,785
                                                                 -----------
Total liabilities                                                     18,491
                                                                 -----------
Commitments and Contingencies (Note J)

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
         shares; issued 12,743,536                                     1,274
Capital in excess of par value                                        19,544
Accumulated deficit                                                  (25,049)
Cumulative translation adjustment                                       (283)
Treasury stock at cost, 538,300 shares                                (1,561)
                                                                 -----------
Total stockholders' deficit                                           (6,075)
                                                                 -----------
Total Liabilities and Stockholders Deficit                       $    12,416
                                                                 ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                         For Fiscal Years Ended May 31,


                                                  2005            2004
                                                --------        --------
                                        (in thousands, except per share data)

Common Stock:
Balance at beginning of year                    $  1,274        $  1,274
   Shares issued                                      --              --
                                                --------        --------
Balance at end of year                             1,274           1,274

                                                --------        --------
Capital in Excess of Par Value:
Balance at beginning of year                      19,544          19,544
   Shares issued                                      --              --
                                                --------        --------
Balance at end of year                            19,544          19,544
                                                --------        --------
Accumulated Deficit:
Balance at beginning of year                     (23,624)        (21,771)
  Net loss                                        (1,425)         (1,853)
                                                --------        --------
Balance at end of year                           (25,049)        (23,624)
                                                --------        --------
Cumulative Translation Adjustment:
Balance at beginning of year                        (231)           (234)
  Foreign currency translation adjustments           (52)              3
                                                --------        --------
Balance at end of year                              (283)           (231)
                                                --------        --------

Treasury Stock:
Balance at beginning of year                      (1,561)         (1,561)
 Reacquired shares                                   --               --
                                                --------        --------
Balance at end of year                            (1,561)         (1,561)
                                                --------        --------


Total stockholders' deficit at
   end of year                                  $ (6,075)       $ (4,598)
                                                ========        ========
Comprehensive Loss
  Net loss                                      $ (1,425)       $ (1,853)
  Foreign currency translation adjustments           (52)              3
                                                --------        --------

Total comprehensive loss                        $ (1,477)       $ (1,850)
                                                ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Fiscal Years Ended May 31,


                                                        2005            2004
                                                      --------        --------
(in thousands)
Cash flows from operating activities:
Net loss                                              $ (1,425)       $ (1,853)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                          2,533           2,585
  Change in operating assets and liabilities,
         net of effects of business acquired:
  Accounts receivable                                      557            (123)
  Prepaid expenses and other assets                          8              36
  Accounts payable and accrued expenses                   (312)           (255)
  Deferred revenue                                          78            (337)
                                                      --------        --------
Total adjustments                                        2,864           1,906
                                                      --------        --------

Net cash provided by operating activities                1,439              53
                                                      --------        --------
Cash flows from investing activities:
  Payments for WTC shares tendered during
         this period                                      (197)           (487)
  Capital expenditures                                     (57)            (40)
                                                      --------        --------

Net cash used in investing activities                     (254)           (527)
                                                      --------        --------
Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements             1,500           1,975
  Repayments under Greenleaf debt agreements            (2,509)         (1,918)
  Principal payments on capital lease obligations            -             (30)
                                                      --------        --------

Net cash (used) provided by financing activities        (1,009)             27
                                                      --------        --------
Effect of exchange rates on cash                           (52)              3
                                                      --------        --------
Net (decrease) increase in cash and cash
         equivalents                                       124            (444)
Cash and cash equivalents, beginning of year               275             719
                                                      --------        --------
Cash and cash equivalents, end of year                $    399        $    275
                                                      ========        ========

Supplemental disclosures of cash flow information:

 Interest paid                                        $    892        $    998
 Income taxes paid                                    $     11        $     10

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

        CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2005, included in prepaid and other assets there was $100,000 held in escrow until December 2005 to be utilized by the former WTC Directors to reimburse them for legal representation in the event of a claim related to their service in that capacity. Cash held in foreign bank accounts at May 31, 2005 totaled $148,000.

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

                                    Charged
                  Balance,          to Costs                      Balance,
For the Years     Beginning         and           Bad Debt        End of
Ended May 31,     of Period         Expenses      Write-offs      Period

2004              $  93,000         $  8,000      $       --      $101,000

2005                101,000               --          56,000        45,000


PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

        Data processing equipment       2-5 years
        Office furniture                5-10 years
        Leasehold improvements          Lesser of useful life or life of lease

Depreciation expense, including amortization of assets under capital lease, was approximately $93,000 and $147,000, for fiscal 2005 and 2004, respectively.

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

        REVENUE RECOGNITION:

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered.

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2004 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the year ended May 31, 2005 and 2004 was $2,075,000 and $ 2,071,000, respectively.

Research and development expense for the years ended May 31, 2005 and 2004 was $2,720,000 and $3,108,000, respectively.

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

As of May 31, 2005, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

        FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2005. The interest rate on the Company's debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on its debt facilities to be reasonable based on the Company's revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company's revenue is derived from customers for which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer's credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company's provision for uncollectible accounts has been nominal for both fiscal year 2005 and 2004.

        FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in operations in fiscal 2005 and 2004, but were not significant.

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

        NET INCOME (LOSS) PER COMMON SHARE:

The basic and diluted weighted average shares outstanding during fiscal years 2005 and 2004 used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" were 12,205,236.

After the application of assumed proceeds, options to purchase shares of common stock of 138,256 and 123,649, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2005 and 2004, respectively, because their inclusion would be antidilutive.

        STOCK BASED COMPENSATION:

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

 (in thousands, except per share data)              2005           2004
--------------------------------------------------------------------------------
Net loss - as reported                           $ (1,425)      $ (1,853)
Stock based compensation expense determined
   under fair value based method                      (10)           (10)
                                                 ---------      ---------
Net loss - pro forma                               (1,435)        (1,863)
                                                 =========      =========
Loss per share - diluted - as reported               (.12)          (.15)
Loss per share - diluted - pro forma                 (.12)          (.15)

There were no options granted in fiscal 2005. The weighted-average fair value of each option granted in fiscal 2004 was estimated as $.03 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

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

        NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its financial position, results of operations or cash flows.

        RECLASSIFICATIONS:

Certain amounts in fiscal 2004 have been reclassified to conform with the presentation in fiscal 2005. Specifically, amortization of capitalized software and other intangibles assets totaling $2.44 million in fiscal 2004 was classified on the face of the income statement as a separate line item under operating expenses. This non-cash expenses resulting from acquisitions was reclassified to cost of products sold in these financial statements. This reclassification had no impact on the net loss or cash flow reported.

C.      LIQUIDITY

The Company generated positive cash flow from operations for each of the last four years and has generated a total of approximately $2.6 million during that time period after restructuring its operation at the beginning of fiscal 2002. The fiscal 2002 restructuring was necessitated by significant cash losses from operations for four consecutive fiscal years from 1998 through 2001 which totaled approximately $4.5 million.

While the improved performance detailed above for the last four fiscal years represents significant operational improvement, the Company remains a highly leveraged operation that is dependent on cash flow from operations and its debt facilities with Greenleaf Capital to fund operations.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow through at least fiscal 2006, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities by expanding the reach of its technology to new markets to grow its revenue base.

D.      INCOME TAXES:

The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)      2005             2004
--------------------------------------------------------------------------------

      Federal                             $      --        $      --
      Foreign                                    --               --
      State and Local                            --               10
                                          ---------        ---------
                                                 --               10

      Deferred                                   --               --
                                          ---------        ---------

                                          $      --        $      10
                                          =========        =========

The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                                            2005             2004
                                          ---------        ---------
      Domestic                            $ (1,231)        $ (1,858)
      Foreign                                 (194)               5
                                          ---------        ---------
                                          $ (1,425)        $ (1,853)
                                          =========        =========

At May 31, 2005, the Company had net operating loss carryforwards of $17.0 million that begin expiring in 2013, And are available to reduce future taxable income. The Company also has tax credit carryforwards generated from research and development activities of approximately $646,000 that are available to offset income taxes payable in the future and expire from 2004 to 2006. In addition, an alternative minimum tax credit of approximately $200,000 that has no expiration date was available as of May 31, 2005.

The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                 2005             2004
--------------------------------------------------------------------------------
Statutory rate                               (34)%            (34)%
Expenses not deductible for tax purposes      --                1
Valuation reserve                             34               33
                                              --               --
Effective tax rate                            0%               0%
                                              ==               ==

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)                                     2005            2004
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):

   Net operating loss carryforwards             $   6,240        $   5,687
   Tax credit carryforwards                           846              946
   Receivable allowances                               15               34
   Vacation pay accrual                                40                5
   Other accruals                                     130              193
   Depreciation                                        (8)               6
   Differences in book and tax basis of assets
     of acquired businesses                         3,302            3,107
                                                ---------        ---------
Deferred tax assets                                10,565            9,978
Less: valuation allowance                         (10,565)          (9,978)
                                                ---------        ---------
Net deferred tax assets recognized              $       0        $       0
                                                =========        =========

        Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2005 $(587,000) and fiscal 2004 $(2,407,000).

E.      EMPLOYEE RETIREMENT PLANS:

The Company maintains two Internal Revenue Code Section 401(k) plans covering substantially all U.S. based employees. One Plan which covers substantially all of the U.S. SofTech employees offers an employer match of a portion of an employee's voluntary contributions. The aggregate expense related to this employer match for fiscal 2005 and 2004 was $41,000 and $36,000, respectively. The second Plan which covers substantially all WTC employees provided for a discretionary employer match as determined by the Board of Directors prior to an amendment dated January 1, 2004. This amendment offers the same employer match of a portion of an employee's voluntary contribution that is offered in the SofTech plan. The aggregate expense related to this employer match for the years ended May 31, 2005 and 2004 were $41,000 and $15,000 respectively.

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

Information for fiscal 2004 and 2005 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------

Outstanding at May 31, 2003                   403,000                $   .70
  Options granted                              15,000                    .26
  Options terminated                          (10,000)                   .09
  Options lapsed                               (2,000)                  3.38
  Options exercised                                --                     --
                                             --------
Outstanding at May 31, 2004                   406,000                $   .68
  Options granted                                  --                     --
  Options terminated                               --                     --
  Options lapsed                              (50,000)                  1.38
  Options exercised                                --                     --
                                             --------
Outstanding at May 31, 2005                   356,000                $   .58
                                             ========                    ===

There were no shares available for issuance as of May 31, 2005.

The following table summarizes information about stock options outstanding at May 31, 2005 under the 1994 Plan:

                                     Options Outstanding              Options Exercisable
                                     -------------------              -------------------
                                 Weighted
Exercise          Options         Average         Weighted          Options         Weighted
Price Range    Outstanding at   Contractual        Average       Exercisable at      Average
Price           May 31, 2005   Remaining Life   Exercise Price    May 31, 2005    Exercise Price
-------------------------------------------------------------------------------------------------
$.09 to $.26      251,000        6.53 years        $  .11            141,000         $   .10
$.78 to $1.69      52,000        2.79 years          1.05             49,200            1.05
$1.88 to $2.06     44,000        2.29 years          1.92             44,000            1.92
$4.63               9,000        2.88 years          4.63              9,000            4.63
                  -------                          ------           --------         -------
Total             356,000                          $  .58            243,200         $  1.06
                  =======                          ======           ========         =======

In addition, during fiscal 2001, 100,000 options to purchase shares at $1.00 were extended to a third party to settle a dispute. These options expire in January 2006 if not exercised.

In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2005, 150,000 shares of SofTech common stock were available for sale to employees under the plan. No shares have been issued under this Employee Stock Purchase Plan.

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

                           2005               2004
Revenue:                ----------         ----------

North America           $    9,333         $    9,367
Asia                         1,109              1,058
Europe                       2,506              2,337
Eliminations                  (828)              (468)
Revenue:                ----------         ----------
Consolidated Total      $   12,120         $   12,294
                        ==========         ==========

                                     2005
                                  ----------
Long-Lived Assets:
North America                     $    9,901
Europe                                   152
                                  ----------
Consolidated Total                $   10,053
                                  ==========

Foreign revenue is based on the country in which the sale originates. Revenues from Germany was 11% of total consolidated revenue in fiscal years 2005 and 2004. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2005 or 2004.

H.      DEBT OBLIGATION WITH RELATED PARTY:

Debt obligations of the Company consist of the following obligations at May 31, 2005 (in thousands):


$15,000,000 Promissory Note                                    $ 12,378

$3,000,000 Revolving Line of Credit                                 823
                                                               --------
                                                                 13,201

Less current portion                                             (1,416)
                                                               --------
                                                               $ 11,785
                                                               ========

During fiscal 2000, the Company entered into a $11 million borrowing arrangement ("Promissory Note") with Greenleaf Capital ("Greenleaf"). On November 8, 2002, the Company amended the Promissory Note. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0%. Effective June 1, 2004 the interest rate was reduced to 6.25%. Effective June 1, 2005 the interest rate was adjusted to 8.0% to reflect the increase in the prime rate over the year. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $11,148,000 due in a single payment in June 2007. The Promissory Note expires on June 12, 2007.

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

On June 1, 2005, the Company and Greenleaf agreed to extend the due date on the revolving line of credit to June 2006. Annual maturities of debt obligations for fiscal years ended May 31, as amended, are as follows: 2006 - $ 1,416,000; 2007
- $698,000; and 2008 - $11,087,000.

I.      RELATED PARTY TRANSATIONS:

The Company is dependent upon Greenleaf for all of its funding needs. The Company currently funds its operations through a $3.0 million Line of Credit facility as described in Note H above that expires annually in June. In addition, the Company has a senior credit facility with Greenleaf as described in Note H above. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its CFO serve as Board members to the Company. Greenleaf is the Company's largest shareholder owning approximately 45% of its outstanding shares. The Company paid Greenleaf a management fee of approximately $325,000 in fiscal 2005 and $363,000 in fiscal 2004 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

J.      LEASE COMMITMENTS:

        OPERATING LEASES

The Company conducts its operations in office facilities leased through October 2008. Rental expense for fiscal years 2005 and 2004 was approximately $428,000 and $408,000, respectively.

At May 31, 2005, minimum annual rental commitments under noncancellable leases were as follows:

                             Gross
        Fiscal Year          Commitment
        -----------          ----------
        2006                 $ 481,000
        2007                   484,000
        2008                   282,000
        2009                    26,000

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

                              Date: August 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                    Date
    ----------------------------------------------------------------------------

    /s/ Joseph P. Mullaney      President and Chief Operating Officer   8/29/05
    ------------------------    (Principal executive officer and
        Joseph P. Mullaney      Principal financial officer)


    /s/ Ronald A. Elenbaas      Director                                8/29/05
    ------------------------
        Ronald A. Elenbaas

    /s/ William Johnston        Director                                8/29/05
    ------------------------
        William Johnston

    /s/ Timothy Tyler           Director                                8/29/05
    ------------------------
        Timothy Tyler

    /s/ Barry Bedford           Director                                8/29/05
    ------------------------
        Barry Bedford

    /s/ Frederick A. Lake       Director                                8/29/05
    ------------------------
        Frederick A. Lake