Form 10QSB
period 2005-08-31
SOFTECH INC
filed 2005-10-17
CIK 354260

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


 For the Quarter Ended                                 Commission File Number
   August 31, 2005                                             0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
    Massachusetts                                             04-2453033

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

                               Yes __X__ No _____

The number of shares outstanding of registrant's common stock at September 30, 2005 was 12,205,236 shares.

                                  SOFTECH, INC.
                                  -------------

                                      INDEX
                                      -----




PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheets -
            August 31, 2005 and May 31, 2005                              3

         Consolidated Condensed Statements of Operations -
            Three Months Ended August 31, 2005 and 2004                   4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended August 31, 2005 and 2004                   5

         Notes to Consolidated Condensed Financial Statements            6-9

   Item 2. Management's Discussion and Analysis of Operations           10-14

   Item 3. Controls and Procedures                                       15


PART II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                              15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  (dollars in thousands)

                                                August 31,       May 31,
                                                  2005             2005
                                               -----------     -----------

ASSETS
------

Cash and cash equivalents                      $      234      $      399

Accounts receivable, net                            1,813           1,618

Prepaid and other assets                              298             346
                                               -----------     -----------

Total current assets                                2,345           2,363
                                               -----------     -----------

Property and equipment, net                           157             165

Capitalized software costs, net                     4,450           4,968

Other intangible assets, net                           92             183

Goodwill, net                                       4,598           4,598

Notes receivable                                      134             134

Other assets                                            5               5
                                               -----------     -----------

TOTAL ASSETS                                   $   11,781      $   12,416
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                               $      306      $      213

Accrued expenses                                    1,013           1,058

Deferred maintenance revenue                        3,672           4,019

Current portion of long term debt                   1,416           1,416
                                               -----------     -----------

Total current liabilities                           6,407           6,706
                                               -----------     -----------

Long-term debt, net of current portion             11,779          11,785
                                               -----------     -----------

Stockholders' deficit                              (6,405)         (6,075)
                                               -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $   11,781      $   12,416
                                               ===========     ===========



See accompanying notes to consolidated condensed financial statements.



                                  SOFTECH, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                       (in thousands, except for per share data)
                                                                 Three Months Ended
                                                      ------------------------------------------
                                                           August 31,             August 31,
                                                             2005                   2004
                                                      -------------------    -------------------
Revenue

  Products                                            $              839     $              418

  Services                                                         2,229                  2,359
                                                      -------------------    -------------------

Total revenue                                                      3,068                  2,777

Cost of products sold: materials                                      58                      9

Cost of product sold: amortization of capitalized
  software costs and other intangible assets                         610                    611

Cost of services provided                                            400                    389
                                                      -------------------    -------------------

Gross margin                                                       2,000                  1,768

Research and development expenses                                    678                    677

Selling, general and administrative                                1,413                  1,300
                                                      -------------------    -------------------

Loss from operations before interest expense                         (91)                  (209)

Interest expense                                                     243                    250
                                                      -------------------    -------------------

Net loss                                              $             (334)    $             (459)
                                                      ===================    ===================

Basic and diluted net loss per common share           $            (0.03)    $            (0.04)
Weighted average common shares outstanding                        12,205                 12,205



See accompanying notes to consolidated condensed financial statements.



                              SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                               (dollars in thousands)
                                                                Three Months Ended
                                                          -------------------------------
                                                           August 31,          August 31,
                                                             2005                2004
                                                          -----------         -----------
Cash flows from operating activities:
  Net loss                                                $     (334)         $     (459)
                                                          -----------         -----------
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                625                 632
Change in current assets and liabilities:
    Accounts receivable                                         (195)                560
    Prepaid expenses and other assets                             48                  17
    Accounts payable and accrued expenses                         48                (177)
    Deferred maintenance revenue                                (347)               (432)
   Other                                                           -                  (5)
                                                          -----------         -----------

Total adjustments                                                179                 595
                                                          -----------         -----------

Net cash (used) provided by operating activities                (155)                136
                                                          -----------         -----------

Cash flows used by investing activities:
    Capital expenditures                                          (4)                 (7)
                                                          -----------         -----------

Net cash used by investing activities                             (4)                 (7)
                                                          -----------         -----------

Cash flows from financing activities:
   Repayments under line of credit agreements, net                (6)                (41)
                                                          -----------         -----------

Net cash used by financing activities                             (6)                (41)
                                                          -----------         -----------

Increase (decrease) in cash and cash equivalents                (165)                 88

Cash and cash equivalents, beginning of period                   399                 275
                                                          -----------         -----------

Cash and cash equivalents, end of period                  $      234          $      363
                                                          ===========         ===========



See accompanying notes to consolidated condensed financial statements.

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2005 Annual Report on Form 10-KSB.

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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2004 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the three month periods ended August 31, 2004 and 2005 were $523,000 and $518,000, respectively.

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

                                                           Three Month Periods
                                                             Ended August 31,
        (in thousands, except per share data)              2005          2004
        ------------------------------------------------------------------------
        Net loss - as reported                           $  (334)      $  (459)
        Stock-based compensation expense determined
          under fair value based method                       (1)           (3)
                                                         -------       -------
        Net loss - pro forma                                (335)         (462)
                                                         =======       =======
        Loss per share - diluted - as reported              (.03)         (.04)
        Loss per share - diluted - pro forma                (.03)         (.04)

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

        RECLASSIFACATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of capitalized software and other intangible assets totaling $611,000 in the first quarter of fiscal 2005 was classified on the face of the income statement as a separate line item under operating expenses. This non-cash expense resulting from acquisitions was reclassified to cost of products sold in these financial statements. This reclassification had no impact on the net loss or cash flow reported.

(C)     LIQUIDITY

        The Company ended the first three months of fiscal 2006 with cash of approximately $234,000. Operating activities used cash of approximately $155,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with an increase in accounts payable and accrued expenses and a decrease in prepaid and other assets generated cash of $387,000. An increase in accounts receivable directly related to the increase in revenue used cash of $195,000 and the cyclical reduction in deferred revenue utilized an additional $347,000 during the first quarter.

        The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2005, the Company had available borrowings on its debt facilities of approximately $3.5 million.

(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                  August 31,         May 31,
                                                    2005              2005
                                                -------------     -------------
        Property and equipment                 $        3,938    $        3,934
        Accumulated depreciation
          and amortization                             (3,781)           (3,769)
                                                -------------     -------------
        Property and equipment, net            $          157    $          165
                                                -------------     -------------




        Common stock, $.10 par value           $        1,274    $        1,274
        Capital in excess of par value                 19,544            19,544
        Accumulated deficit                           (25,383)          (25,049)
        Cumulative translation adjustment                (279)             (283)
        Less treasury stock                            (1,561)           (1,561)
                                                -------------     -------------
        Stockholders' deficit                  $       (6,405)   $       (6,075)
                                                -------------     -------------

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2005 and 2006 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below (000's):

                                                      Three Month Periods
                                                        Ended August 31,
                                                    2005               2004
                                                -------------     -------------
        Basic weighted average shares
          outstanding                                  12,205            12,205
        Effect of employee stock options
          outstanding                                      --                --
                                                -------------     -------------
                                                       12,205            12,205
                                                =============     =============

(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three month periods ended August 31, 2005 and 2004, the comprehensive loss was as follows (000's):

                                                      Three Month Periods
                                                        Ended August 31,
                                                    2005               2004
                                                -------------     -------------
         Net loss                               $        (334)    $        (459)
         Changes in:
         Foreign currency translation
           adjustment                                       4               (10)
                                                -------------     -------------
         Comprehensive loss                     $        (330)    $        (469)
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

                                                      Three Months Ended
                                                           August 31,
                                                    2005               2004
                                                -------------     -------------
        Revenue:
        North America                           $       2,377     $       2,095
        Asia                                              227               218
        Europe                                            510               483
        Eliminations                                      (46)              (19)
                                                -------------     -------------
        Consolidated Total                      $       3,068     $       2,777
                                                -------------     -------------

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                  August 31,         May 31,
                                                    2005              2005
                                                -------------     -------------
         Long Lived Assets:
         North America                          $       9,277     $       9,901
         Europe                                           159               152
                                                -------------     -------------
         Consolidated Total                     $       9,436     $      10,053
                                                -------------     -------------

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements made below with respect to SofTech's outlook for fiscal 2006 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The Company periodically reviews the carrying value of all intangible assets (primarily capitalized software costs and other intangible assets) and other long lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. The Company does not have any long-lived assets it considers to be impaired.

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

                         SOFTECH, INC. AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

As of May 31, 2005, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying value of the assets and liabilities, therefore no impairment existed as of the testing date.

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

RESULTS OF OPERATIONS
Revenue for the three month period ended August 31, 2005 was about $3.07 million as compared to $2.78 million for the same period in the prior fiscal year, an increase of $291,000 or about 10%. Product revenue for the quarter ended August 31, 2005 was $839,000 as compared to $418,000 for the same period in the prior fiscal year, an increase of $421,000 or 101%. Service revenue for the quarter ended August 31, 2005 was about $2.23 million as compared to about $2.36 million for the same period in fiscal 2005, a decrease of about $130,000 or 6 %.

The product revenue increase of $421,000 in the current quarter as compared to the same period in fiscal 2005 was generated from all three of our product lines. Our ProductCenter technology offering was responsible for the majority of the increase generating 65% of the increase over the prior year performance.

The service revenue decline of about 6% in the current quarter as compared to the same period in fiscal 2005 was due to a 4% decline in maintenance revenue and a 19% decline in our consulting revenue. The small decline in maintenance revenue is related to erosion in our renewal rates for some of our older technology offerings. The decrease in our consulting revenue is due to diverting normally billable consultants to pre-sale activity in our ProductCenter technology offering in order to support the significant increase in product revenue.

Gross margin as a percentage of revenue was 65.2% for the quarter ended August 31, 2005 as compared to 63.7% for the quarter ended August 31, 2004. Product gross margin was 20.4% for the current quarter as compared to (48.3)% for the same period in fiscal 2005. The fixed non-cash quarterly expense of a little more than $600,000 related to amortization of intangible assets that are a component of product cost of sales combined with the significant increase in product revenue in the current quarter are the two major reasons for the increase in product gross margin in Q1 fiscal 2006 compared to the prior year. Gross margin on service revenue was 82.1% in Q1 fiscal 2006 as compared to 83.5% in the same period in fiscal 2005.

Research and development expenses ("R&D") were just slightly below $700,000 for the three month periods ended August 31, 2005 and 2004. R&D as a percentage of revenue was 22.1% in the current quarter as compared to 24.4% for the same period in the prior fiscal year as our spending remained constant but we enjoyed increased revenue of about 10%. It is our expectation that this level of expenditure related to R&D activities will remain stable for the foreseeable future.

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Selling, general and administrative ("SG&A") expense was $1.4 million for the three month period ended August 31, 2005 as compared to $1.3 million for the same period in fiscal 2005, an increase of approximately 9%. The increase is related primarily to increased variable expenses associated with the 10% increase in revenue.

The non-cash expenses related to the amortization of capitalized software and other intangible assets was $610,000 for the quarter ended August 31, 2005 as compared to $611,000 for the same period in fiscal 2005.

Interest expense for the three month period ended August 31, 2005 was approximately $243,000 as compared to $250,000 for the same period in fiscal 2005. The average borrowings decreased to approximately $13.2 million during the current quarter as compared to $14.2 million for the same period in fiscal 2005, however, the interest rate on those borrowings increased to about 7.4% in the current quarter from 7.0% for the same period in fiscal 2005.

The net loss for the three month period ended August 31, 2005 was $334,000 as compared to a net loss of $459,000 for the same period in the prior fiscal year. The loss per share for the three month periods ended August 31, 2005 was $(.03) and for the quarter ended August 31, 2004 was $(.04).

CAPITAL RESOURCES AND LIQUIDITY
The Company ended the first three months of fiscal 2006 with cash of approximately $234,000. Operating activities used cash of approximately $155,000 of cash during the first three months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with an increase in accounts payable and accrued expenses and a decrease in prepaid and other assets generated cash of $387,000. An increase in accounts receivable directly related to the increase in revenue used cash of $195,000 and the cyclical reduction in deferred revenue utilized an additional $347,000 during the first quarter.

The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At August 31, 2005, the Company had available borrowings on its debt facilities of approximately $3.5 million.

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

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(b)     Reports on Form 8-K

        The Company filed a Form 8-K during the quarter ended August 31, 2005. The Form 8-K dated August 29, 2005 related to the Company's announcement of fourth quarter results for fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   October 17, 2005                        /s/ Joseph P. Mullaney
    -----------------------                     ----------------------
                                                Joseph P. Mullaney
                                                President
                                                Chief Operating Officer