Form 10QSB
period 2005-11-30
SOFTECH INC
filed 2006-01-17
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


For the Quarter Ended                                     Commission File Number
November 30, 2005                                                        0-10665

                                  SOFTECH, INC.

State of Incorporation                               IRS Employer Identification
    Massachusetts                                                     04-2453033

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

                               Yes __X__ No _____

The number of shares outstanding of registrant's common stock at December 30, 2005 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2


                                  SOFTECH, INC.

                                      INDEX




PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            November 30, 2005 and May 31, 2005                             3

         Consolidated Condensed Statements of Operations -
            Three Months Ended November 30, 2005 and 2004                  4

         Consolidated Condensed Statements of Operations -
            Six Months Ended November 30, 2005 and 2004                    5

         Consolidated Condensed Statements of Cash Flows -
            Six Months Ended November 30, 2005 and 2004                    6

         Notes to Consolidated Condensed Financial Statements             7-12

   Item 2. Management's Discussion and Analysis of Operations            13-17

   Item 3. Controls and Procedures                                         18


PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                               18

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
                      -------------------------------------


                                                    (dollars in thousands)

                                                 November 30,       May 31,
                                                     2005            2005
                                                 ------------    ------------

ASSETS
------

Cash and cash equivalents                        $        434    $        399

Accounts receivable, net                                1,633           1,618

Prepaid and other assets                                  301             346
                                                 ------------    ------------

Total current assets                                    2,368           2,363
                                                 ------------    ------------

Property and equipment, net                               150             165

Capitalized software costs, net                         3,987           4,968

Other intangible assets, net                                -             183

Goodwill, net                                           4,598           4,598

Notes receivable                                          134             134

Other assets                                                3               5
                                                 ------------    ------------

TOTAL ASSETS                                     $     11,240    $     12,416
                                                 ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                  $       208    $        213

Accrued expenses                                        1,036           1,058

Deferred maintenance revenue                            3,042           4,019

Current portion of long term debt                       1,416           1,416
                                                 ------------    ------------

Total current liabilities                               5,702           6,706
                                                 ------------    ------------

Long-term debt, net of current portion                 12,044          11,785
                                                 ------------    ------------

Stockholders' deficit                                  (6,506)         (6,075)
                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     11,240    $     12,416
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


                                                                                                               Form 10-QSB
                                                                                                                    Page 4


                                              SOFTECH, INC. AND SUBSIDIARIES
                                              ------------------------------
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------


                                                                                (in thousands, except for per share data)
                                                                                           Three Months Ended
                                                                                -----------------------------------------
                                                                                  November 30,             November 30,
                                                                                      2005                     2004
                                                                                ----------------         ----------------
Revenue

  Products                                                                      $            878         $            687

  Services                                                                                 2,513                    2,534
                                                                                ----------------         ----------------

Total revenue                                                                              3,391                    3,221

Cost of products sold: materials                                                              69                       18

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                                               553                      610

Cost of services provided                                                                    381                      409
                                                                                ----------------         ----------------

Gross margin                                                                               2,388                    2,184

Research and development expenses                                                            692                      674

Selling, general and administrative                                                        1,512                    1,384
                                                                                ----------------         ----------------

Income from operations before interest expense                                               184                      126

Interest expense                                                                             286                      216
                                                                                ----------------         ----------------

Net loss                                                                        $           (102)        $            (90)
                                                                                ================         ================

Basic and diluted net loss per common share                                     $          (0.01)        $          (0.01)
Weighted average common shares outstanding                                                12,205                   12,205



See accompanying notes to consolidated condensed financial statements.


                                                                                                               Form 10-QSB
                                                                                                                    Page 5


                                              SOFTECH, INC. AND SUBSIDIARIES
                                              ------------------------------
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      -----------------------------------------------


                                                                                (in thousands, except for per share data)
                                                                                            Six Months Ended
                                                                                -----------------------------------------
                                                                                  November 30,             November 30,
                                                                                      2005                     2004
                                                                                ----------------         ----------------
Revenue

  Products                                                                      $          1,717         $          1,105

  Services                                                                                 4,742                    4,893
                                                                                ----------------         ----------------

Total revenue                                                                              6,459                    5,998

Cost of products sold: materials                                                             126                       27

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                                             1,164                    1,221

Cost of services provided                                                                    781                      798
                                                                                ----------------         ----------------

Gross margin                                                                               4,388                    3,952

Research and development expenses                                                          1,370                    1,351

Selling, general and administrative                                                        2,925                    2,684
                                                                                ----------------         ----------------

Income (loss) from operations before interest expense                                         93                      (83)

Interest expense                                                                             529                      466
                                                                                ----------------         ----------------

Net loss                                                                        $           (436)        $           (549)
                                                                                ================         ================

Basic and diluted net loss per common share                                     $          (0.04)        $          (0.04)
Weighted average common shares outstanding                                                12,205                   12,205



See accompanying notes to consolidated condensed financial statements.


                                                                                                               Form 10-QSB
                                                                                                                    Page 6


                                              SOFTECH, INC. AND SUBSIDIARIES
                                              ------------------------------
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------


                                                                                          (dollars in thousands)
                                                                                             Six Months Ended
                                                                                -----------------------------------------
                                                                                  November 30,             November 30,
                                                                                      2005                     2004
                                                                                ----------------         ----------------
Cash flows from operating activities:
  Net loss                                                                      $           (436)        $           (549)
                                                                                ----------------         ----------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                                          1,197                    1,262
Change in current assets and liabilities:
    Accounts receivable                                                                      (15)                     465
    Prepaid expenses and other assets                                                         47                      (16)
    Accounts payable and accrued expenses                                                    (27)                    (165)
    Deferred maintenance revenue                                                            (977)                    (805)
                                                                                ----------------         ----------------

Total adjustments                                                                            225                      741
                                                                                ----------------         ----------------


Net cash (used) provided by operating activities                                            (211)                     192
                                                                                ----------------         ----------------

Cash flows used by investing activities:
    Payments for business acquisition, net of cash acquired                                    -                      (86)
    Capital expenditures                                                                     (18)                     (11)
                                                                                ----------------         ----------------

Net cash used by investing activities                                                        (18)                     (97)
                                                                                ----------------         ----------------

Cash flows from financing activities:
   Borrowings under line of credit agreements, net                                           259                       65
                                                                                ----------------         ----------------

Net cash provided by financing activities                                                    259                       65
                                                                                ----------------         ----------------

Effect of exchange rates on cash                                                               5                        -
                                                                                ----------------         ----------------

Increase in cash and cash equivalents                                                         35                      160

Cash and cash equivalents, beginning of period                                               399                      275
                                                                                ----------------         ----------------

Cash and cash equivalents, end of period                                        $            434         $            435
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

(B)     SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION

        The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three or six month periods ended November 30, 2004 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the three and six month periods ended November 30, 2005 were $553,000 and $1,164,000, respectively. Amortization expense related to capitalized software costs for the three and six month periods ended November 30, 2004 were $610,000 and $1,221,000, respectively.

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


                                                      Three Month Periods Ended
                                                            November 30,
          (in thousands, except per share data)          2005         2004
        ------------------------------------------------------------------------
        Net loss - as reported                          $ (102)      $  (90)
        Stock based compensation determined
          under fair value based method                     (1)          (3)
                                                         -----        -----
        Net loss - pro forma                              (103)         (93)
        Loss per share - diluted - as reported            (.01)        (.01)
        Loss per share - diluted - pro forma              (.01)        (.01)


                                                        Six Month Periods Ended
                                                            November 30,
          (in thousands, except per share data)          2005         2004
        ------------------------------------------------------------------------
        Net loss - as reported                          $ (436)      $ (549)
        Stock based compensation determined under
          fair value based method                           (2)          (5)
                                                         -----        -----
        Net loss - pro forma                              (438)        (554)
        Loss per share - diluted - as reported            (.04)        (.04)
        Loss per share - diluted - pro forma              (.04)        (.04)

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for public companies that file as small business issuers for annual periods beginning after June 15, 2005; accordingly, the Company will adopt SFAS 123(R) on June 1, 2006. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

        RECLASSIFACATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of capitalized software and other intangible assets totaling $610,000 and $1,221,000 for the three and six month periods ended November 30, 2004, respectively, were classified on the face of the income statement as a separate line item under operating expenses. This non-cash expense resulting from acquisitions was reclassified to cost of products sold in these financial statements. This reclassification had no impact on the net loss or cash flow reported.

(C)     LIQUIDITY

        The Company ended the first half of fiscal 2006 with cash of $434,000, an increase of $35,000 from May 31, 2005. Operating activities used $211,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in prepaid and other assets generated cash of about $808,000. The reduction in accounts payable and accrued expenses and the cyclical reduction in deferred revenue utilized cash of about $1 million during the first half of the fiscal year. During the first half of fiscal 2006 the Company borrowed $259,000 in excess of its debt repayments from its line of credit and purchased approximately $18,000 of capital equipment.

        The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2005, the Company had available borrowings on its debt facilities of approximately $3.2 million.

                                                                     Form 10-QSB
                                                                         Page 10


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                  November 30,        May 31,
                                                     2005              2005
                                                 -------------    -------------

        Property and equipment                   $       3,952    $       3,934
        Accumulated depreciation
          and amortization                              (3,802)          (3,769)
                                                 -------------    -------------
        Property and equipment, net              $         150    $         165
                                                 -------------    -------------

        Common stock, $.10 par value             $       1,274    $       1,274
        Capital in excess of par value                  19,544           19,544
        Accumulated deficit                            (25,485)         (25,049)
        Accumulated other comprehensive income            (278)            (283)
        Less treasury stock                             (1,561)          (1,561)
                                                 -------------    -------------
        Stockholders' deficit                    $      (6,506)   $      (6,075)
                                                 -------------    -------------

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


                                                       Three Month and Six Month
                                                            Periods Ended
                                                             November 30,
                                                          2005          2004
                                                      ------------  ------------
        Basic weighted average shares outstanding           12,205        12,205
        Effect of employee stock options outstanding           ---           ---
                                                      ------------  ------------
                                                            12,205        12,205
                                                      ============  ============

                                                                     Form 10-QSB
                                                                         Page 11


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities. For the three and six month periods ended November 30, 2005 and 2004, the comprehensive loss was as follows (000's):

                                                   Three Month Periods Ended
                                                          November 30,
                                                     2005              2004
                                                 -------------    -------------

         Net loss                                $        (102)   $         (90)
         Changes in:
         Foreign currency translation adjustment             1               --
                                                 -------------    -------------
         Comprehensive loss                      $        (101)   $         (90)
                                                 =============    =============


                                                     Six Month Periods Ended
                                                          November 30,
                                                     2005              2004
                                                 -------------    -------------

         Net loss                                $        (436)   $        (549)
         Changes in:
         Foreign currency translation adjustment             5              (10)
                                                 -------------    -------------
         Comprehensive loss                      $        (431)   $        (559)
                                                 =============    =============

(G)     SEGMENT INFORMATION

        The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management and Collaboration computer solutions. The Company's operations are organized geographically with foreign offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000's):


                                        Three Months Ended   Three Months Ended
                                            November 30,        November 30,
         Revenue:                              2005                2004

                                      ------------------------------------------
         North America                     $       2,461      $       2,195
         Asia                                        349                325
         Europe                                      787                750
         Eliminations                               (206)               (49)
                                           -------------      -------------
         Consolidated Total                $       3,391      $       3,221
                                           -------------      -------------

                                         Six Months Ended    Six Months Ended
                                            November 30,       November 30,
         Revenue:                              2005                2004

                                      ------------------------------------------
         North America                     $       4,837      $       4,275
         Asia                                        577                543
         Europe                                    1,297              1,248
         Eliminations                               (252)               (68)
                                           -------------      -------------
         Consolidated Total                $       6,459             $5,998
                                           -------------      -------------

                                                                     Form 10-QSB
                                                                         Page 12


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                           November 30,         May 31,
                                              2005                2005
         Long Lived Assets:
                                      ------------------------------------------
         North America                    $       8,721      $       9,901
         Europe                                     151                152
                                          -------------      -------------
         Consolidated Total               $       8,872      $      10,053
                                          -------------      -------------

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

        REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modifiaction of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

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

        RESULTS OF OPERATIONS

Revenue for the three and six month periods ended November 30, 2005 was $3.4 million and $6.5 million, respectively, as compared to $3.2 million and $6.0 million for the same periods in the prior fiscal year. This represents an increase of 5.3% for fiscal 2006 Q2 and 7.7% for the first half of fiscal 2006 as compared to the same periods in fiscal 2005. An increase in product revenue as detailed below was responsible for the increase in revenue for both periods.

Product revenue for the three and six month periods ended November 30, 2005 was approximately $878,000 and $1.7 million, respectively, as compared to $687,000 and $1.1 million for the same periods in the prior fiscal year. This represents an increase of 27.8% for fiscal 2006 Q2 and 55.4 % for the first half of fiscal 2006 as compared to the same periods in fiscal 2005. The primary reason for the increased product revenue for both the three and six month periods ended November 30, 2005 was related to our ProductCenter technology offering which increased by 59.3% and 110.6% for the three and six months ended November 30, 2005, respectively. The improved order flow for this technology is critical to our continued revenue growth.

Service revenue for the three and six month periods ended November 30, 2005 was approximately $2.5 million and $4.7 million, respectively, as compared to approximately $2.5 million and $4.9 million for the same period in fiscal 2005. This represents a decrease of .8% for fiscal 2006 Q2 as compared to the same period in fiscal 2005 and a decrease of 3.1% for the first half of fiscal 2006 compared to the same period in fiscal 2005. The decrease in service revenue for the six months of the current year compared to fiscal 2005 was due to a 15% decrease in consulting and training revenue and a 9% decrease in maintenance revenue from the AMT product line. The decrease in consulting and training revenue was due to the completion of a few large projects from fiscal 2005. The decrease in AMT maintenance revenue was due to a lower maintenance renewal rate for that product line.

                                                                     Form 10-QSB
                                                                         Page 15


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


Revenue generated in the U.S. accounted for 73% and 75% of total revenue for the three and six month periods ended November 30, 2005, respectively, as compared to 68% and 71% of total revenue for the same periods in the previous year. Revenue generated in Europe for the three and six month periods ended November 30, 2005 was 23% and 20% of total revenue, respectively, as compared to 23% and 21% of total revenue for the same period in fiscal 2005. Revenue generated in Asia for the three and six month periods ended November 30, 2005 was 10% and 9% of total revenue, respectively, as compared to 10% and 9% of total revenue for the same period in fiscal 2005. Revenue generated in the U.S. increased by about 12% and 13% for the three and six month periods ended November 30, 2005, respectively, as compared to the same periods in the prior fiscal year. Revenue generated in Europe increased by about 5% and 4% for the three and six month periods ended November 30, 2005 and revenue generated in Asia increased about 7% and 6% for the three and six month periods ended November 30, 2005, respectively, for the same periods. It is our expectation that revenue from Asia and Europe will continue to make up a significant portion of our total revenue.

Gross margin as a percentage of revenue was 70.4% and 67.9 % for the three and six month periods ended November 30, 2005, respectively, as compared to 67.8% and 65.9% for the same periods in fiscal 2005.

Research and development expenses ("R&D") were $692,000 and $1.37 million for the three and six month periods ended November 30, 2005, respectively, as compared to $674,000 and $1.35 million for the same periods in the prior fiscal year. This represents an increase of 2.7% and 1.4% for the three and six month periods ended November 30, 2005, respectively, as compared to the same period in the prior fiscal year.

Selling, general and administrative ("SG&A") expenses were $1.51 million and $2.93 million, respectively, for the three and six month periods ended November 30, 2005 as compared to $1.38 million and $2.68 million for the same period in fiscal 2005. This represents an increase of approximately 9.2% and 9.0% for the three and six month periods ended November 30, 2005, respectively, as compared to the same periods in the prior fiscal year. The increase for both periods is due primarily to increased headcount in our sales and marketing department and third party marketing expenditures as we attempt to capitalize on an improved technology spending environment in our target market areas.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $553,000 and $1.164 million for the three and six month periods ended November 30, 2005 as compared to $610,000 and $1.221 million for the same periods in fiscal 2005. The decrease is related to the completion of the amortization related to the intangible assets acquired in the acquisition of WTC in December 2002. The quarterly amortization for Q3 and Q4 of fiscal 2006 will be approximately $380,000.

Interest expense for the three and six month periods ended November 30, 2005 was approximately $286,000 and $529,000, respectively, as compared to $216,000 and $466,000 for the same periods in fiscal 2005. This represents an increase of 32% for the second quarter of fiscal 2006 compared to the same period in the previous fiscal year and an increase of 14% for the six month period ended November 30, 2005 compared to the same period in the prior fiscal year. The average borrowings decreased to approximately $13.3 million during the current quarter as compared to $14.2 million for the same period in fiscal 2005, however, the interest rate on those borrowings increased to about 8.6% in the current quarter from 6.1% for the same period in fiscal 2005. The average borrowings decreased to approximately $13.3 million during the first half of fiscal 2006 as compared to $14.2 million for the same period in fiscal 2005, however, the interest rate on those borrowings increased to about 8.0% during the first half of fiscal 2006 as compared to 6.6% for the same period in fiscal 2005. The changes in the interest rate on our borrowings in fiscal 2006 as compared to 2005 is due to the increase in the prime rate.

The net loss for the three and six month periods ended November 30, 2005 was $(102,000) and $(436,000), respectively, as compared to a net loss of $(90,000) and $(549,000) for the same period in the prior fiscal year. The loss per share for each of the three month periods ended November 30, 2004 and 2005 was $(.01) and the loss per share for each of the six month periods ended November 30, 2004 and 2005 was $(.04).

                                                                     Form 10-QSB
                                                                         Page 16


                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


CAPITAL RESOURCES AND LIQUIDITY
The Company ended the first half of fiscal 2006 with cash of $434,000, an increase of $35,000 from May 31, 2005. Operating activities used $211,000 of cash during the first six months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in prepaid and other assets generated cash of about $808,000. The reduction in accounts payable and accrued expenses and the cyclical reduction in deferred revenue utilized cash of about $1 million during the first half of the fiscal year. During the first half of fiscal 2006 the Company borrowed $259,000 in excess of its debt repayments from its line of credit and purchased approximately $18,000 of capital equipment.

The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At November 30, 2005, the Company had available borrowings on its debt facilities of approximately $3.2 million.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last four full fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

DECLINE IN BUSINESS CONDITIONS AND INFORMATION TECHNOLOGY (IT) SPENDING COULD CAUSE A DECLINE IN REVENUE. Business conditions and the level of IT spending have improved in the recent past as evidenced by our revenue growth. However, there can be no assurance that this recent improvement will continue given the difficult to forecast economic environment. If IT spending declines the Company's revenues and profitability could be adversely impacted.

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

                                                                     Form 10-QSB
                                                                         Page 18


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


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(b)     Reports on Form 8-K

        The Company filed a Form 8-K on October 17, 2005 related to its press release announcing first quarter results for fiscal 2006.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date:   January 17, 2006                     /s/ Joseph P. Mullaney
     -----------------------                     -------------------------------
                                                 Joseph P. Mullaney
                                                 President and
                                                 Chief Operating Officer