Form 10QSB
period 2006-02-28
SOFTECH INC
filed 2006-04-14
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                Commission File Number
    February 28, 2006                                         0-10665

                                  SOFTECH, INC.

     State of Incorporation                         IRS Employer Identification
          Massachusetts                                      04-2453033

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

The number of shares outstanding of registrant's common stock at March 31, 2006 was 12,205,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX



PART I.  Financial Information                                       Page Number
                                                                     -----------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets -
             February 28, 2006 and May 31, 2005                             3

           Consolidated Condensed Statements of Operations -
             Three Months Ended February 28, 2006 and 2005                  4

           Consolidated Condensed Statements of Operations -
             Nine Months Ended February 28, 2006 and 2005                   5

           Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended February 28, 2006 and 2005                   6

           Notes to Consolidated Condensed Financial Statements            7-12

   Item 2. Management's Discussion and Analysis of Operations             13-17

   Item 3. Controls and Procedures                                          18


PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                                 18

                                                                     Form 10-QSB
                                                                          Page 3


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      (dollars in thousands)

                                                   February 28,       May 31,
                                                      2006             2005
                                                  -------------    -------------

ASSETS
------

Cash and cash equivalents                          $       276      $       399

Accounts receivable, net                                 2,634            1,618

Prepaid and other assets                                   240              346
                                                  -------------    -------------

Total current assets                                     3,150            2,363
                                                  -------------    -------------

Property and equipment, net                                144              165

Capitalized software costs, net                          3,633            4,968

Other intangible assets, net                                 -              183

Goodwill, net                                            4,598            4,598

Notes receivable                                           134              134

Other assets                                                 3                5
                                                  -------------    -------------

TOTAL ASSETS                                       $    11,662      $    12,416
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                   $       333      $       213

Accrued expenses                                         1,096            1,058

Deferred maintenance revenue                             3,758            4,019

Current portion of long term debt                        1,416            1,416
                                                  -------------    -------------

Total current liabilities                                6,603            6,706
                                                  -------------    -------------

Long-term debt, net of current portion                  12,142           11,785
                                                  -------------    -------------

Stockholders' deficit                                   (7,083)          (6,075)
                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    11,662      $    12,416
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

                                                                                                          Form 10-QSB
                                                                                                               Page 4

                                            SOFTECH, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                           (in thousands, except for per share data)
                                                                                     Three Months Ended
                                                                           -----------------------------------------

                                                                             February 28,              February 28,
                                                                                 2006                      2005
                                                                           ---------------           ---------------
Revenue

  Products                                                                  $         887             $         770

  Services                                                                          2,037                     2,240
                                                                           ---------------           ---------------

Total revenue                                                                       2,924                     3,010

Cost of products sold: materials                                                       29                        27

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                                        354                       611

Cost of services provided                                                             403                       433
                                                                           ---------------           ---------------

Gross margin                                                                        2,138                     1,939

Research and development expenses                                                     742                       712

Selling, general and administrative                                                 1,656                     1,405
                                                                           ---------------           ---------------

Loss from operations before interest expense                                         (260)                     (178)

Interest expense                                                                      321                       216
                                                                           ---------------           ---------------

Net loss                                                                    $        (581)            $        (394)
                                                                           ===============           ===============

Basic and diluted net loss per common share                                 $       (0.05)            $       (0.03)
Weighted average common shares outstanding                                         12,205                    12,205


See accompanying notes to consolidated condensed financial statements.


                                                                                                          Form 10-QSB
                                                                                                               Page 5

                                            SOFTECH, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                           (in thousands, except for per share data)
                                                                                      Nine Months Ended
                                                                           -----------------------------------------

                                                                             February 28,              February 28,
                                                                                 2006                      2005
                                                                           ---------------           ---------------
Revenue

  Products                                                                  $       2,604             $       1,875

  Services                                                                          6,779                     7,133
                                                                           ---------------           ---------------

Total revenue                                                                       9,383                     9,008

Cost of products sold: materials                                                      155                        54

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                                      1,518                     1,832

Cost of services provided                                                           1,184                     1,231
                                                                           ---------------           ---------------

Gross margin                                                                        6,526                     5,891

Research and development expenses                                                   2,112                     2,064

Selling, general and administrative                                                 4,581                     4,088
                                                                           ---------------           ---------------

Loss from operations before interest expense                                         (167)                     (261)

Interest expense                                                                      850                       682
                                                                           ---------------           ---------------

Net loss                                                                    $      (1,017)            $        (943)
                                                                           ===============           ===============

Basic and diluted net loss per common share                                 $       (0.08)            $       (0.08)
Weighted average common shares outstanding                                         12,205                    12,205


See accompanying notes to consolidated condensed financial statements.

                                                                                              Form 10-QSB
                                                                                                   Page 6

                                      SOFTECH, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            (dollars in thousands)
                                                                               Nine Months Ended
                                                                        ---------------------------------
                                                                         February 28,       February 28,
                                                                             2006               2005
                                                                        --------------     --------------
Cash flows from operating activities:
  Net loss                                                               $     (1,017)      $       (943)
                                                                        --------------     --------------

Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                               1,566              1,901
Change in current assets and liabilities:
    Accounts receivable                                                        (1,016)               307
    Prepaid expenses and other assets                                             108                 15
    Accounts payable and accrued expenses                                         158               (281)
    Deferred maintenance revenue                                                 (261)               269
                                                                        --------------     --------------

Total adjustments                                                                 555              2,211
                                                                        --------------     --------------

Net cash (used) provided by operating activities                                 (462)             1,268
                                                                        --------------     --------------

Cash flows used by investing activities:
    Payments for business acquisition, net of cash acquired                         -               (189)
    Capital expenditures                                                          (27)               (44)
                                                                        --------------     --------------

Net cash used by investing activities                                             (27)              (233)
                                                                        --------------     --------------

Cash flows from financing activities:
   Borrowings (repayments) under line of credit agreements, net                   357               (127)
                                                                        --------------     --------------

Net cash provided (used) by financing activities                                  357               (127)
                                                                        --------------     --------------

Effect of exchange rates on cash                                                    9                  -
                                                                        --------------     --------------

(Decrease) increase in cash and cash equivalents                                 (123)               908

Cash and cash equivalents, beginning of period                                    399                275
                                                                        --------------     --------------

Cash and cash equivalents, end of period                                 $        276       $      1,183
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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three or nine month periods ended February 28, 2006 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the three and nine month periods ended February 28, 2006 were $354,000 and $1,518,000, respectively. Amortization expense related to capitalized software costs for the three and nine month periods ended February 28, 2005 were $611,000 and $1,832,000, respectively.

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

                                                             Three Month Periods Ended February 28,
        (in thousands, except per share data)                   2006                       2005
        --------------------------------------------------------------------------------------------
        Net loss - as reported                                 $ (581)                    $ (394)
        Stock based compensation determined under
          fair value based method                                  (1)                        (3)
                                                               -------                    -------
        Net loss - pro forma                                     (582)                      (397)
        Loss per share - diluted - as reported                   (.05)                      (.03)
        Loss per share - diluted - pro forma                     (.05)                      (.03)

                                                             Nine Month Periods Ended February 28,
        (in thousands, except per share data)                   2006                       2005
        --------------------------------------------------------------------------------------------
        Net loss - as reported                               $ (1,017)                    $ (943)
        Stock based compensation determined under
          fair value based method                                  (3)                        (8)
                                                             ---------                    -------
        Net loss - pro forma                                   (1,020)                      (951)
        Loss per share - diluted - as reported                  (. 08)                      (.08)
        Loss per share - diluted - pro forma                     (.08)                      (.08)

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

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOREIGN CURRENCY TRANSLATION:

        The functional currency of the Company's foreign operations (France, Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations.

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

        RECLASSIFACATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, amortization of capitalized software and other intangible assets totaling $611,000 and $1,832,000 for the three and nine month periods ended February 28, 2005, respectively, were classified on the face of the income statement as a separate line item under operating expenses. This non-cash expense resulting from acquisitions was reclassified to cost of products sold in these financial statements. This reclassification had no impact on the net loss or cash flow reported.

(C)     LIQUIDITY

        As of February 28, 2006, the Company had cash of $276,000, a decrease of $123,000 from May 31, 2005. Operating activities used $462,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in prepaid and other assets and an increase in accounts payable and accrued expenses generated cash of about $815,000. The increase in accounts receivable and the decrease in deferred maintenance revenue used $1,277,000. During the first nine months of fiscal 2006 the Company borrowed $357,000 in excess of its debt repayments from its line of credit and purchased approximately $27,000 of capital equipment.

        The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 28, 2006, the Company had available borrowings on its debt facilities of approximately $3.1 million.

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                      February 28,         May 31,
                                                          2006              2005

                                                     --------------    --------------
        Property and equipment                      $        3,961    $        3,934
        Accumulated depreciation
          and amortization
                                                            (3,817)           (3,769)
                                                     --------------    --------------
        Property and equipment, net                 $          144    $          165
                                                     --------------    --------------

        Common stock, $.10 par value                $        1,274    $        1,274
        Capital in excess of par value                      19,544            19,544
        Accumulated deficit                                (26,066)          (25,049)
        Accumulated other comprehensive income                (274)             (283)
        Less treasury stock                                 (1,561)           (1,561)
                                                     --------------    --------------
        Stockholders' deficit                       $       (7,083)   $       (6,075)
                                                     --------------    --------------

(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2006 and 2005 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below (000's):


                                                          Three Month and Nine Month Periods
                                                                   Ended February 28,
                                                             2006                      2005
                                                        --------------            --------------
        Basic weighted average shares outstanding              12,205                    12,205
        Effect of employee stock options outstanding              ---                       ---
                                                        --------------            --------------
                                                               12,205                    12,205
                                                        ==============            ==============

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and was as follows (000's):

                                                       Three Month Periods Ended February 28,
                                                             2006                 2005
                                                        --------------       -------------
        Net loss                                           $  (581)             $  (394)
        Changes in:
        Foreign currency translation adjustment                  4                  (18)
                                                           -------              -------
        Comprehensive loss                                 $  (577)             $  (412)
                                                           =======              =======


                                                       Nine Month Periods Ended February 28,
                                                             2006                 2005
                                                        --------------       -------------

        Net loss                                           $ (1,017)            $  (943)
        Changes in:
        Foreign currency translation adjustment                   9                 (28)
                                                           --------             -------
        Comprehensive loss                                 $ (1,008)            $  (971)
                                                           ========             =======

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

                                      Three Month Periods Ended February 28,
        Revenue:                           2006                     2005

                                   -------------------------------------------
        North America                    $ 2,269                  $ 2,294
        Asia                                 236                      306
        Europe                               436                      642
        Eliminations                         (17)                    (232)
                                         -------                  -------
        Consolidated Total               $ 2,924                  $ 3,010
                                         -------                  -------

                                       Nine Month Periods Ended February 28,
        Revenue:                           2006                     2005

                                   -------------------------------------------
        North America                    $ 7,106                  $ 6,569
        Asia                                 813                      849
        Europe                             1,733                    1,890
        Eliminations                        (269)                    (300)
                                         -------                  -------
        Consolidated Total               $ 9,383                  $ 9,008
                                         -------                  -------

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                            February 28,          May 31,
                                               2006                2005
        Long Lived Assets:
                                        ----------------------------------------
        North America                         $ 8,367            $  9,901
        Europe                                    145                 152
                                              -------            --------
        Consolidated Total                    $ 8,512            $ 10,053
                                              -------            --------

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

RESULTS OF OPERATIONS
Revenue for the three and nine month periods ended February 28, 2006 was $2.9 million and $9.4 million, respectively, as compared to $3.0 million and $9.0 million for the same periods in the prior fiscal year. This represents a decrease of 2.9% for fiscal 2006 Q3 and an increase of 4.2% for the first nine months of fiscal 2006 as compared to the same periods in fiscal 2005. Increases in product revenue for the three and nine month periods ended February 28, 2006 as compared to the same periods in fiscal 2005 offset decreases in our service revenue.

Product revenue for the three and nine month periods ended February 28, 2006 was approximately $887,000 and $2.6 million, respectively, as compared to $770,000 and $1.9 million for the same periods in the prior fiscal year. This represents an increase of 15.2% for fiscal 2006 Q3 and 38.9 % for the first nine months of fiscal 2006 as compared to the same periods in fiscal 2005. Product revenue from our ProductCenter offering more than doubled for both the three and nine month periods ended February 28, 2006 from the comparable periods in fiscal 2005 and more than offset declines in product revenue from our Cadra and AMT technology offerings.

Service revenue for the three and nine month periods ended February 28, 2006 was approximately $2.0 million and $6.8 million, respectively, as compared to approximately $2.2 million and $7.1 million for the same period in fiscal 2005. This represents a decrease of 9.1% for fiscal 2006 Q3 as compared to the same period in fiscal 2005 and a decrease of 5.0% for the first nine months of fiscal 2006 compared to the same period in fiscal 2005. Service revenue is composed of software maintenance revenue and consulting/training revenue.

Maintenance revenue decreased by $99,000 and $103,000 for the three and nine months ended February 28, 2006 as compared to the same periods in fiscal 2005. For the three months ended February 28, 2006, maintenance revenue increased for our ProductCenter offering by $124,000 but that increase was offset by declines in our maintenance revenue generated from our Cadra and AMT product lines. For the nine months ended February 28, 2006, maintenance revenue increased for our ProductCenter offering by $429,000 but that increase was offset by declines in our maintenance revenue generated from our Cadra and AMT product lines. Maintenance revenue from our ProductCenter offering has experienced growth due to our success in the last two years in winning new customers and maintaining our renewal rates. Our Cadra and AMT maintenance renewal rates have declined in fiscal 2006 as compared to 2005.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Our consulting/training revenue for the three and nine month periods ended February 28, 2006 declined by $105,000 and $214,000, respectively, as compared to the same periods in fiscal 2005. These declines were related to completion of a large project in fiscal 2005 that was not replaced entirely with new consulting activity in fiscal 2006.

Revenue generated in the U.S. accounted for 78% and 76% of total revenue for the three and nine month periods ended February 28, 2006, respectively, as compared to 76% and 73% of total revenue for the same periods in the previous year. Revenue generated in Europe for the three and nine month periods ended February 28, 2006 was 15% and 18% of total revenue, respectively, as compared to 21% of total revenue for both the three and nine month periods in fiscal 2005. Revenue generated in Asia for the three and nine month periods ended was February 28, 2006 8% and 9% of total revenue, respectively, as compared to 10% and 9% of total revenue for the same period in fiscal 2005. The Cadra product line is the primary revenue source for both Europe and Asia. The decline in revenue in the three and nine month periods ended February 28, 2006 as compared to the same periods in fiscal 2005 is a result of lower product revenue and maintenance renewal rates for that legacy product line.

Gross margin as a percentage of revenue was 73.1% and 69.6 % for the three and nine month periods ended February 28, 2006, respectively, as compared to 64.4% and 65.4% for the same periods in fiscal 2005. The improvement in gross margin as a percentage of revenue is due to a decrease in amortization expense.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 and $1.518 million for the three and nine month periods ended February 28, 2006 as compared to $611,000 and $1.832 million for the same periods in fiscal 2005. The decrease is related to the completion of the amortization related to the intangible assets acquired in the acquisition of WTC in December 2002.

Research and development expenses ("R&D") were $742,000 and $2.12 million for the three and nine month periods ended February 28, 2006, respectively, as compared to $712,000 and $2.064 million for the same periods in the prior fiscal year. This represents an increase of 4.2% and 2.3% for the three and nine month periods ended February 28, 2006, respectively, as compared to the same period in the prior fiscal year. Increases in headcount directed towards adding functionality to our ProductCenter offering is responsible for all of the increased R&D spending.

Selling, general and administrative ("SG&A") expenses were $1.66 million and $4.58 million, respectively, for the three and nine month periods ended February 28, 2006 as compared to $1.41 million and $4.09 million for the same period in fiscal 2005. This represents an increase of approximately 17.9% and 12.1% for the three and nine month periods ended February 28, 2006, respectively, as compared to the same periods in the prior fiscal year. The increase for both periods is due primarily to increased sales and sales support headcount, higher commissions related to the increased product revenue and additional spending on advertising and other market outreach initiatives aimed at our ProductCenter technology offering.

Interest expense for the three and nine month periods ended February 28, 2006 was approximately $321,000 and $850,000, respectively, as compared to $216,000 and $682,000 for the same periods in fiscal 2005. This represents an increase of 48.6% for the third quarter of fiscal 2006 compared to the same period in the previous fiscal year and an increase of 24.6% for the nine month period ended February 28, 2006 compared to the same period in the prior fiscal year. The average borrowings decreased to approximately $13.5 million during the current quarter as compared to $14.2 million for the same period in fiscal 2005, however, the interest rate on those borrowings increased to 9.5% in the current quarter from 6.1% for the same period in fiscal 2005. The average borrowings decreased to approximately $13.4 million during the first half of fiscal 2006 as compared to $14.2 million for the same period in fiscal 2005, however, the interest rate on those borrowings increased to about 8.5% during the first nine months of fiscal 2006 as compared to 6.4% for the same period in fiscal 2005. The changes in the interest rate on our borrowings in fiscal 2006 as compared to 2005 are due to the increase in the prime rate, on which our interest rate is based.

The net loss for the three and nine month periods ended February 28, 2006 was $(581,000) and $(1,017,000), respectively, as compared to a net loss of $(394,000) and $(943,000) for the same period in the prior fiscal year. The loss per share for each of the three and nine month periods ended February

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

28, 2006 was $(.05) and $(.08) respectively. The loss per share for each of the three and nine month periods ended February 28, 2005 was $(.03) and $(.08) respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of February 28, 2006, the Company had cash of $276,000, a decrease of $123,000 from May 31, 2005. Operating activities used $462,000 of cash during the first nine months of the fiscal year. The net loss adjusted for non-cash expenditures related to amortization and depreciation together with a decrease in prepaid and other assets and an increase in accounts payable and accrued expenses generated cash of about $815,000. The increase in accounts receivable and the decrease in deferred maintenance revenue used $1,277,000. During the first nine months of fiscal 2006 the Company borrowed $357,000 in excess of its debt repayments from its line of credit and purchased approximately $27,000 of capital equipment.

The Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow in fiscal 2006. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year. At February 28, 2006, the Company had available borrowings on its debt facilities of approximately $3.1 million.

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

                                                                     Form 10-QSB
                                                                         Page 17

                         SOFTECH, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)     Reports on Form 8-K

        The Company filed a Form 8-K on January 17, 2006 related to its press release announcing second quarter results for fiscal 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: April 14, 2006                            /s/ Joseph P. Mullaney
     -----------------------                    -----------------------------
                                                    Joseph P. Mullaney
                                                    President and
                                                    Chief Operating Officer