Form 10KSB
period 2006-05-31
SOFTECH INC
filed 2006-08-29
CIK 354260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,057,770 as of August 15, 2006. On August 15, 2006 the registrant had outstanding 12,213,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

COMPETITION

The Company competes against much larger entities in an extremely competitive market for all of its software and service offerings. The 2D software technologies acquired in the acquisitions in fiscal 1998 compete directly with the offerings of such companies as AutoDesk and UGS. This 2D technology is also marketed as a complementary offering to many 3D products offered by companies such as Parametric Technology Corporation, Dassault, UGS, AutoDesk and SolidWorks that all possess some level of 2D drafting capability. These companies all have financial resources far in excess of those of the Company.

The Company's PDM and collaborative technology offerings compete against offerings of the companies listed in the paragraph above and against other companies that have focused on PDM and collaborative offerings only.

The Company's CAM technology, PROSPECTOR(TM), is marketed to the Plastic Injection Mold and Tool & Die industries. The large CAD companies such as Parametric Technology Corporation, Dassault, UGS, and AutoDesk have modules that compete in this market.

The service offerings of the Company which include consulting, training and discreet engineering services compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

As of August 15, 2006, the Company employed 67 persons, 62 on a full time basis and 5 part time. These employees were distributed over functional lines as follows: Sales = 10; Product Development Engineers = 24; Engineers = 23; General and Administrative = 10.

The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth. However, the availability of such skilled personnel has increased over the recent past.

BACKLOG

Product backlog as of May 31, 2006 and 2005 was insignificant. Deferred revenue, which represents primarily software maintenance services to be performed during the following year, totaled approximately $3,423,000 and $4,019,000 at May 31, 2006 and 2005, respectively. In addition, as of May 31, 2006 the Company had a backlog of consulting orders totaling approximately $.6 million, up from the $.5 million at May 31, 2005. Given the short time period between receipt of order and delivery of product revenue, on average less than 30 days, the Company does not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

The Company has approximately 24 product development engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2006 and 2005 the Company incurred research and development expense of $2.8 million and $2.7 million, respectively, related to the continued development of technology. During the current year the Company has increased the use of third-party offshore engineering companies to perform quality assurances testing of its technology developed in the United States.

CUSTOMERS

No single customer accounted for more than 10% of the Company's revenue in fiscal 2006 or 2005 The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases office space in Troy, Michigan; Tewksbury, Massachusetts; Ismaning, Germany, Le Fontanil, France and Milan, Italy. The liability related to office space in Burlington, Massachusetts (which lease expired in December
2002) was assumed by our lessor for our headquarters in Tewksbury, Massachusetts as a concession for extending our lease term at our headquarters. Such concession is being amortized as a reduction of rent expense over the extended term of the lease. The fiscal 2006 rent was approximately $469,000. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

The Company, from time to time, is a party to various legal proceedings and claims that arise in the ordinary course of business. At May 31, 2006 there are no material outstanding claims and therefore no amounts have been accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock are traded on the NASDAQ's Over-the-Counter Exchange under the symbol "SOFT.OB".

At May 31, 2006, there were approximately 1,700 holders of record of the Company's common stock. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                         2006                      2005
                                         ----                      ----
                                   High         Low         High          Low
                             ---------------------------------------------------
First Quarter                       .41         .23          .25          .15
Second Quarter                      .30         .18          .32          .17
Third Quarter                       .29         .16          .35          .20
Fourth Quarter                      .29         .17          .35          .22

The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

The table below details information regarding equity compensation plans of the Company as of May 31, 2006:

               Number of shares
               to be issued upon     Weighted average       Number of shares
               exercise of           exercise price         securities available
               outstanding options,  of outstanding options for future
Plan category  warrants and rights   warrants and rights    issuances

Approved by
Shareholders       323,000                   $.58                --

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

         INCOME STATEMENT ANALYSIS

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2006. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2006 is presented.

                             Items as a percentage             Percentage change
                                   of revenue                    year to year
                                   2006     2005                2005 to 2006
                          ------------------------------------------------------


Revenue
Products                           27.5%    22.0%                   28.7%
Services                           72.5     78.0                    (4.3)
                                 ------   ------
Total revenue                     100.0    100.0                     3.0

Cost of sales
Products                           16.7     21.1                   (18.6)
Services                           12.7     13.7                    (4.8)
                                 ------   ------
Total cost of sales                29.4     34.8                   (13.1)
                                 ------   ------

Total gross margin                 70.6     65.2                    11.5

Research and development           22.6     22.4                     3.5
S.G.& A.                           49.0     47.0                     7.2

Interest expense                    9.7      7.4                    35.3
                                 ------   ------

Loss before income tax            (10.6)   (11.7)                   (6.5)
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

REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return and none exist. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

As of May 31, 2006, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

VALUATION OF DEFERRED TAX ASSETS

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Total revenue for fiscal year 2006 was $12.5 million, an increase of $.4 million or 3.0% from fiscal year 2005 revenue of $12.1 million. The revenue by product line for fiscal 2006 as compared to fiscal 2005 is as follows (in thousands, except percent):

-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
      PRODUCT LINE                 FY 2006                  FY 2005                 $ CHANGE                 % CHANGE
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
ProductCenter                      $ 6,523                  $ 5,545                   $ 978                    17.6%
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------

-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Cadra                                4,651                    5,217                    (566)                  (10.8)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
AMT                                  1,304                    1,358                     (54)                   (4.0)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Total                               12,478                   12,120                     358                     3.0
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------

Product revenue increased $.8 million or 28.7% during the current year as compared to the prior year. The change from year to year in product revenue among our three product lines was as follows (in thousands, except percent):

-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
      PRODUCT LINE                 FY 2006                  FY 2005                 $ CHANGE                 % CHANGE
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
ProductCenter                      $ 1,876                  $ 1,065                   $ 811                    76.2%
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Cadra                                1,086                    1,183                     (97)                   (8.2)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
AMT                                    470                      418                      52                    12.4
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Total                                3,432                    2,666                     766                    28.7
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------

The increase in product revenue for our ProductCenter technology was the result of winning 11 new customers during fiscal 2006 mostly in competitive bidding processes. These new customers accounted for $921,000 of product revenue in 2006. The decrease in our Cadra product revenue was due to decreases in North America and Italy partially offset by an increase in Asia. The weakness in North America and Italy is due to the continued migration from 2D CAD products like Cadra to newer 3D technologies. The increase in product revenue for the AMT product line was due to increased product revenue in Germany partially offset by product revenue decline in North America.

Service revenue decreased about $.4 million or 4.3% from fiscal 2005 to 2006. The change from year to year in service revenue among our three product lines was as follows (in thousands, except percent):

-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
      PRODUCT LINE                 FY 2006                  FY 2005                 $ CHANGE                 % CHANGE
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
ProductCenter                      $ 4,647                  $ 4,480                   $ 167                     3.7%
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Cadra                                3,565                    4,034                    (469)                  (11.6)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
AMT                                    834                      940                    (106)                  (11.3)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------
Total                                9,046                    9,454                    (408)                   (4.3)
-------------------------- ------------------------ ------------------------ ------------------------ ------------------------

The 3.7% increase in ProductCenter service revenue was the net result of a 18.5% increase in maintenance revenue from 2005 to 2006 partially offset by a decrease in consulting/training revenue of 26.0%. The increase in maintenance revenue is due primarily to the new customers, 11 in 2006 and 12 in 2005, using this technology. Also contributing to the increased maintenance revenue is the additional purchases by existing customers of new software seats and modules. The decrease in ProductCenter consulting/training revenue from 2006 as compared to 2005 was due to a large consulting project for a customer that was completed in fiscal 2005 and not fully replaced.

Consulting/training is a very minor component of our Cadra and AMT product lines.

The 11.6% decline in service revenue for our Cadra product line was due to the continued migration of the CAD marketplace from 2D CAD tools such as Cadra to 3D technologies. This migration has been going on for some time and is expected to continue. With the continued market acceptance of 3D technologies our customers are reducing their utilization of Cadra and reducing their maintenance coverage or opting not to renew at all. For 2006 we experienced double digit decreases in maintenance revenue across all geographies except Asia which increased 17.4%. We believe this spike in Asia is due to timing of orders and not an indication of an upward trend that will continue.

The 11.3% decline in service revenue for our AMT product line was part of the continued downward trend over the last five years for this technology. AMT's customers are primarily North American vendors to the major parts suppliers to the American automotive industry. Our customers have experienced severe financial difficulty as the North American automobile industry has struggled with foreign competition, loss of market share, increasing costs and a myriad of other problems. These events have had a substantial detrimental impact on the revenue generated from this product line.

Product gross margin was 39.4% in fiscal 2006 as compared to 4.2% in fiscal 2005. This increase in product gross margin is the result of lower amortization in fiscal 2006 as the intangible costs related to our purchase of the ProductCenter technology was fully amortized.

Service gross margin was 82.5% in fiscal 2006 as compared to 82.4% in fiscal 2005, essentially unchanged.

Research and development expenditures totaled approximately $2.8 million in fiscal 2006 as compared to $2.7 million in fiscal 2005, an increase of about 3.5%. These development expenditures were 22.6% of revenue in fiscal 2006 as compared to 22.4% in fiscal 2005. This small increase in total R&D expenditures masks the redeployment of resources towards our ProductCenter technology which is experiencing significant revenue growth and away from our Cadra and AMT product lines. ProductCenter R&D expenditures increased 9.9% from 2005 to 2006.

Selling, general and administrative expense for fiscal 2006 increased by about $.4 million or about 7.2% from fiscal 2005. The increase is the result of higher expenditures related to our ProductCenter offering. In late fiscal 2005 we hired additional sales personnel and increased our marketing expenditures as the identified pipeline grew. The 18% overall revenue growth and the 76% product revenue growth for this technology in fiscal 2006 also increased our variable compensation.

Interest expense in fiscal 2006 increased by about $315,000 or 35.3% as compared to fiscal 2005. This was the direct result of continuous increases in the prime rate throughout the year. In fiscal 2006 our average outstanding debt was $13.4 million as compared to about $14.0 million in 2005, a decrease of about 4.3%. The average interest rate for the current year on those borrowings was 9.0% as compared to about 6.4% in fiscal 2005, an increase of 40.6%. As of June 1, 2006 our borrowing rate has increased to 10.0% for fiscal 2007 as a result of increases in the prime rate.

The net loss for fiscal 2006 was about $(1.3) million as compared to approximately $(1.4) million in fiscal 2005. The net loss per share for fiscal 2006 was $(.11) as compared to $(.12) in fiscal 2005. The weighted average number of shares outstanding was 12.2 million in both fiscal 2006 and 2005.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash position as of May 31, 2006 was $680,000. This represents an increase of $281,000 from the fiscal 2005 year-end balance of $399,000.

Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $1.9 million in fiscal 2006 and $2.4 million in fiscal 2005.

For fiscal 2006, operating activities generated no cash, investing activities used about $57,000 and financing activities provided about $354,000.

The Company's operating activities in fiscal 2006 were break even. The net loss together with non-cash expenses related to amortization of intangibles and depreciation generated cash of approximately $604,000; a decrease in deferred revenue used cash of $596,000; and all other changes had a net cash usage of $9,000. The decrease in deferred revenue is the result of non-renewal or renewal at a lower value of software maintenance contracts for our Cadra and AMT product lines, as described above.

Investing activities utilized cash of $57,000 during fiscal 2006 related to the payment on 9,000 WTC shares that were tendered to the Company for payment and normal capital expenditures. Lastly, during fiscal 2006 the Company utilized its credit facility to fund operations by borrowing $354,000 in excess of repayments.

At May 31, 2006, long-term obligations related exclusively to our outstanding debt totaled approximately $12.9 million. The Company is dependent on availability under its debt facilities and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $352,000 on these borrowings.

The Company currently funds its operations through a combination of cash flow from operations and its debt facilities with Greenleaf Capital. While no cash was generated from operations in fiscal 2006 it is management's expectation that fiscal 2007 will return to positive cash flows from operations. The $3.0 million Line of Credit expires annually in June. As of May 31, 2006, approximately $1.3 million was available under this facility which has been extended an additional year through June 2007. (See Note I to the Consolidated Financial Statements.)

The Company currently believes that cash flow from operations together with the availability of capital under its line of credit is sufficient to meet its obligations for at least the next year.

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

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Based on the debt balance at May 31, 2006, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $271,000 and $(271,000), respectively.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for four of our last five fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

DECLINE IN BUSINESS CONDITIONS AND INFORMATION TECHNOLOGY (IT) SPENDING COULD CAUSE DECLINE IN REVENUE. The level of future IT spending remains uncertain as does the prognosis for the continued economic recovery in the manufacturing sector. If IT spending declines and/or the manufacturing sector experiences economic difficulty, the Company's revenues could be adversely impacted.

THE COMPANY IS DEPENDENT ON ITS LENDER FOR CONTINUED SUPPORT. We have a strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing. (See Note I to the Consolidated Financial Statements.)

THE CONTINUED INTEGRATION OF WTC MAY EXPERIENCE DIFFICULTY. Since acquiring WTC in December 2002, much progress has been made in integrating our operations and reducing redundant functions and facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. This translation for our European customers was completed during fiscal 2006. In addition, during 2006 interfaces were created to proprietary CAD tools that have higher use in our European customer base. Our plans for 2007 include leveraging that technology investment by offering ProductCenter to our European customers based on the recent improvements. However, there can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.

REVENUE DECLINE FOR CERTAIN PRODUCT LINES. We experienced revenue declines from 2005 to 2006 of 11% for our Cadra product line and 4% for our AMT product line. The declines for the same period for software maintenance revenue was about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year were not expected. Should this unexpected fiscal 2006 revenue decline for these product lines continue it will materially negatively impact the Company's overall financial performance.

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


PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 15, 2006, based on information furnished by them to the Company.

DIRECTORS

Ronald A. Elenbaas, 53, term expires in 2006; Mr. Elenbaas is currently retired. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation. Mr. Elenbaas also serves on the Board of the Ocean Reef Medical Center as well as director of Greenleaf Trust and a Special Consultant to Keystone Bank. Mr. Elenbaas was appointed a Director of the Company in September 1996.

William D. Johnston, 59, term expires in 2008; Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and lender to SofTech, Greenleaf Ventures, Inc. a management company delivering management services to the host industry and Greenleaf Holdings L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

Timothy L. Tyler, 52, term expires in 2007; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

Barry Bedford, 48, term expires in 2008; Mr. Bedford has served as Chief Financial Officer of the Greenleaf Companies since April 2000. Prior to joining Greenleaf, Mr. Bedford was the Chief Financial Officer of Johnson and Rauhofs, a Michigan advertising firm, since 1991. Mr. Bedford was appointed a Director of the Company in July 2000. Effective August 11, 2006, Mr. Bedford resigned his position as a Director. There was no disagreement between Mr. Bedford and the registrant, known to an executive officer of the registrant, on any matter relating to the registrants operations, policies and practices.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                       Age  Position
--------------------------------------------------------------------------------

Joseph P. Mullaney          49  President and Chief Operating Officer
Jean J. Croteau             51  Vice President, Operations
Victor G. Bovey             49  Vice President, Engineering

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2006, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.


ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Employee Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. No new options could be granted under this Plan after 2004. No option awards were made in fiscal 2006.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2004, 2005 and 2006 fiscal years for services in all capacities to the Company.


                       Annual Compensation            Long Term Compensation Awards
                       -------------------            -----------------------------
Name and                              Other Annual  Securities
Principal Fiscal                      Compensation  Underlying   All Other
Position  Year    Salary($) Bonus($)     ($)        Options(#)   Compensation($)(2)
-----------------------------------------------------------------------------------

Joseph P. Mullaney(4)-
President and COO
            2006     234,000   21,000     --              --       (3) 16,007
            2005     225,300   60,000     --              --       (3) 13,489
            2004     216,300   50,000     --              --       (3) 13,001


Jean Croteau -
Vice President, Operations
            2006     170,321   65,972     --              --            4,245
            2005     163,770   45,000     --              --            1,558
            2004     154,500   62,799     --              --            3,982



Victor G. Bovey -
Vice President, Research & Development
            2006     142,744      --      --              --            2,736
            2005     137,917      --      --              --            2,758
            2004     133,900      --      --              --            2,690


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


OPTION GRANTS IN THE LAST FISCAL YEAR

No stock appreciation rights ("SARs") or options to purchase Company stock have been granted to the Named Executive Officers of the Company during fiscal year 2006.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2006.

      The following table sets forth certain information concerning the number and value of unexercised options held by the President and Chief Operating Officer and each Named Executive.

                                                                                      VALUE OF UNEXERCISED
                     NUMBER OF                         NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                  SHARES ACQUIRED   VALUE REALIZED    OPTIONS AT MAY 31, 2006        AT MAY 31, 2006 ($)
NAME               ON EXERCISE            ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
Joseph P. Mullaney       --               --               60,000/40,000                 6,600/4,400
Victor G. Bovey          --               --               15,000/0                      1,650/0
Jean Croteau             --               --               50,000/0                      5,500/0

(1) Market value of underlying securities at May 31, 2006 based on a per share value of $.20 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2006.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Information concerning beneficial ownership of the Company's Common Stock, as of August 15, 2006, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended

May 31, 2006, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                               Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 15, 2006 (1)      August 15, 2006 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                     174,319(3)                   1.4%
Jean Croteau                            50,000(3)                     *
Victor G. Bovey                         35,350(3)                     *
William Johnston                     5,472,204(3)(4)               44.7
Timothy L. Tyler                        32,400(3)                     *
Ronald Elenbaas                         70,100(3)                     *
Frederick Lake                          16,000(3)                     *
Barry Bedford                           16,000(3)                     *
                                     ---------
All Directors and executive
officers as a group (8 persons)      5,866,373(5)                  47.0%

----------
*     Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,213,236 shares outstanding on August 15, 2006. In addition, 264,200 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 15, 2006 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 80,000; Mr. Croteau - 50,000; Mr. Bovey - 15,000; Mr. Johnston - 27,400;
      Mr. Tyler - 32,400; Mr. Elenbaas - 27,400; Mr. Lake - 16,000 and Mr. Bedford - 16,000.
(4) Mr. Johnston's business address is Greenleaf Capital, 100 West Michigan Ave., Kalamazoo, Michigan, 49007.
(5) Includes 264,200 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

As disclosed in Note H and I to the Company's 2006 Annual Report on Form 10-KSB, the Company has entered into various financing arrangements with Greenleaf Capital over the last several years. Greenleaf Capital, a wholly-owned subsidiary of Greenleaf Companies is the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President and sole principal of Greenleaf Companies. The Company paid Greenleaf Capital approximately $1.7 million and $1.2 million in fiscal 2006 and 2005, respectively, in finance charges and management fees. Greenleaf Trust, a wholly-owned subsidiary of Greenleaf Companies, also serves as the trustee and investment advisor for the Company's 401-K Plan.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The following items are filed as part of this report:

(a) Exhibits:

      (2)(i) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., System Constructs, Inc., and Data Systems Network Corporation filed as Exhibit 2.1 to Form 8-K, dated September 12, 1996, is incorporated by reference.
      (2)(ii) Stock Purchase Agreement dated as of December 31, 1996 by and among SofTech, Inc., Information Decisions, Inc., Computer Graphics Corporation, and the Stockholders of Computer Graphics Corporation, filed as Exhibit 2.1 to Form S-3, dated June 30, 1997, is incorporated by reference.
      (2)(iii) Stock Purchase Agreement dated as of February 27, 1997 by and among SofTech, Inc., Information Decisions, Inc., Ram Design and Graphics Corporation, and the Stockholders of Ram Design and Graphics Corp., filed as
Exhibit 2.2 to Form S-3, dated June 30, 1997, is incorporated by reference.
      (2)(iv) Asset Purchase Agreement by and among SofTech, Inc., Information Decisions, Inc., CIMLINC Incorporated and CIMLINC GmbH, filed as Exhibit 2.1 to Form 8-K, dated November 10, 1997, is incorporated by reference.
      (2)(v) Asset Purchase Agreement by and among SofTech, Inc., Adra Systems, Inc., Adra Systems, GmbH, and MatrixOne, Inc., filed as Exhibit 2.1 for Form 8-K, dated May 7, 1998, is incorporated by reference.
      (2)(vi)Agreement and Plan of Merger by and among SofTech, Inc., SofTech Acquisition Corporation, and Workgroup Technology Corporation dated November 13, 2002, filed as Exhibit 6 to Form SC 13D/A, dated November 15, 2002, is incorporated by reference.
      (3)(i) Articles of Organization filed as Exhibit 3(a) to Registration Statement No. 2-73261 are incorporated by reference. Amendment to the Articles of Organization filed as Exhibit (19) to Form 10-Q for the fiscal quarter ended November 28, 1986 is incorporated by reference.
      (3)(ii) By-laws of the Company, filed as Exhibit (3)(b) to 1990 Form 10K are incorporated herein by reference. Reference is made to Exhibit (3)(a) above, which is incorporated by reference. Form of common stock certificate, filed as
Exhibit 4(A), to Registration statement number 2-73261, is incorporated by reference.
      (10)(i) Greenleaf Capital $11.0 million Promissory Note, filed as Exhibit
10.2 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (10)(ii)Greenleaf Capital $3.0 million Revolving Line of Credit, filed as
Exhibit 10.3 to the Form 10-K for the fiscal year ended May 31, 2001, is incorporated by reference.
      (10)(iii) Amendment to Promissory Note dated November 8, 2002, filed as
Exhibit 4 to Form SC 13D/A filed November 15, 2002, is incorporated by reference.
      (14) Code of Ethics for Officers, filed as Exhibit 14 to the Form
10-KSB for the year ended May 31, 2004, is incorporated by reference.
      (21) Subsidiaries of the Registrant, filed herewith.
      (23)(i) Consent of Vitale, Caturano & Company Ltd., filed herewith.

      (31) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (32) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Form 8-K on April 14, 2006 regarding its press release of third quarter fiscal 2006 results.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's for the years ended May 31,:

                                                     2006        2005
                                                   --------    --------
Audit and quarterly review fees (1)                $ 96,000    $ 89,000
Tax related fees (2)                                 20,000      20,000
                                                   --------    --------
Total fees                                         $116,000    $109,000

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

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SofTech, Inc.

We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2006, and the consolidated results of its operations and cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Vitale, Caturano & Company LTD.

Boston Massachusetts
July 21, 2006

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For Fiscal Years Ended May 31,

                                                   2006            2005
                                                 --------        --------
                                           (in thousands, except per share data)

Revenue:
Products                                         $  3,432        $  2,666
Services                                            9,046           9,454
                                                 --------        --------
Total Revenue                                      12,478          12,120
                                                 --------        --------

Cost of Revenue:
Cost of products sold: materials                      208             114
Cost of product sold: amortization of
   capitalized software costs and
   other intangible assets                          1,872           2,440
Cost of services provided                           1,586           1,666
                                                 --------        --------
Total Cost of Revenue                               3,666           4,220
                                                 --------        --------

Gross margin                                        8,812           7,900

Research and development                            2,816           2,720
Selling, general and administrative                 6,111           5,702
                                                 --------        --------
Loss from operations                                 (115)           (522)

Interest expense, net                               1,207             892
                                                 --------        --------
Loss before income taxes                           (1,322)         (1,414)
Provision for income
   taxes                                               10              11
                                                 --------        --------
Net Loss                                         $ (1,332)       $ (1,425)
                                                 ========        ========
Per Common Share Data:

Net Loss - basic and diluted                     $   (.11)       $   (.12)
                                                 ========        ========

Weighted Average Shares Outstanding,
         basic and diluted                         12,205          12,205
                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2006

(in thousands, except share and per share data)

Assets:
Current assets:
Cash and cash equivalents                                    $    680
Accounts receivable (less allowance for
   uncollectible accounts of $26)                               1,657
Prepaid expenses and other assets                                 317
                                                             --------
Total current assets                                            2,654
                                                             --------
Property and equipment, at cost:
Data processing equipment                                       3,245
Office furniture                                                  551
Leasehold improvements                                            189
                                                             --------
Total property and equipment                                    3,985
Less accumulated depreciation and amortization                 (3,842)
                                                             --------
Property and equipment, net                                       143
                                                             --------

Other assets:
Capitalized software costs, net of amortization of
     $13,566                                                    3,279
Goodwill                                                        4,600
Note receivable from officer                                      134
Other assets                                                        3
                                                             --------
Total Assets                                                   10,813
                                                             ========

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                                  339
Accrued expenses                                                  913
Deferred revenue                                                3,423
Current portion of long term debt
      with related party                                          608
                                                             --------
Total current liabilities                                       5,283

Long-term liabilities:
Long term debt with related party,
   less current portion                                        12,947
                                                             --------
Total liabilities                                              18,230
                                                             --------
Commitments and Contingencies (Note J)

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
      shares; issued 12,213,236                                 1,221

Capital in excess of par value                                 18,037
Accumulated deficit                                           (26,381)
Accumulated other comprehensive income (loss)                    (294)
                                                             --------
Total stockholders' deficit                                    (7,417)
                                                             --------
Total Liabilities and Stockholders' Deficit                  $ 10,813
                                                             ========
The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                         For Fiscal Years Ended May 31,



                                                   2006        2005
                                                 --------    --------
                                           (in thousands, except share data)
Common Stock:
Balance at beginning of year                     $  1,220    $  1,274
   Reclass of treasury shares                         --          (54)
   Shares issued                                        1         --
                                                 --------    --------
Balance at end of year                              1,221       1,220
                                                 --------    --------
Capital in Excess of Par Value:
Balance at beginning of year                       18,037      19,544
   Reclass of treasury shares                         --       (1,507)
   Shares issued                                      --          --
                                                 --------    --------
Balance at end of year                             18,037      18,037
                                                 --------    --------
Accumulated Deficit:
Balance at beginning of year                      (25,049)    (23,624)
  Net loss                                         (1,332)     (1,425)
                                                 --------    --------
Balance at end of year                            (26,381)    (25,049)
                                                 --------    --------
Accumulated other comprehensive income (loss):
Balance at beginning of year                         (283)       (231)
  Foreign currency translation adjustments            (11)        (52)
                                                 --------    --------
Balance at end of year                               (294)       (283)
                                                 --------    --------

Total stockholders' deficit at
   end of year                                   $ (7,417)   $ (6,075)
                                                 ========    ========
Comprehensive Loss
  Net loss                                       $ (1,332)   $ (1,425)
  Foreign currency translation adjustments            (11)        (52)
                                                 --------    --------

Total comprehensive loss                         $ (1,343)   $ (1,477)
                                                 ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Fiscal Years Ended May 31,

                                                  2006       2005
                                                -------    -------
(in thousands)
Cash flows from operating activities:
Net loss                                        $(1,332)   $(1,425)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                   1,936      2,533
  Change in operating assets and liabilities:
  Accounts receivable                               (39)       557
  Prepaid expenses and other assets                  31          8
  Accounts payable and accrued expenses              (1)      (312)
  Deferred revenue                                 (596)        78
                                                -------    -------
Total adjustments                                 1,331      2,864
                                                -------    -------

Net cash (used in) provided by operating
  activities                                         (1)     1,439
                                                -------    -------
Cash flows from investing activities:
  Payments for WTC shares tendered during
      this period                                   (18)      (197)
  Capital expenditures                              (39)       (57)
                                                -------    -------

Net cash used in investing activities               (57)      (254)
                                                -------    -------
Cash flows from financing activities:
  Borrowings under Greenleaf debt agreements      2,100      1,500
  Repayments under Greenleaf debt agreements     (1,746)    (2,509)
                                                -------    -------

Net cash (used in) provided by financing
  activities                                        354     (1,009)
                                                -------    -------
Effect of exchange rates on cash                    (15)       (52)
                                                -------    -------
Net increase in cash and cash equivalents           281        124
Cash and cash equivalents, beginning of year        399        275
                                                -------    -------
Cash and cash equivalents, end of year          $   680    $   399
                                                =======    =======

Supplemental disclosures of cash flow information:

 Interest paid                                  $ 1,186    $   892
 Income taxes paid                              $    10    $    11


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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts at May 31, 2006 totaled $348,000.

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

                                  Charged
                  Balance,        to Costs                    Balance,
For the Years     Beginning       and           Bad Debt      End of
Ended May 31,     of Period       Expenses      Write-offs    Period

2005              $101,000         --           $ 56,000      $ 45,000

2006                45,000        23,000          42,000        26,000


PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment           2-5 years
      Office furniture                    5-10 years
      Leasehold improvements              Lesser of useful life or life of lease

Depreciation expense, including amortization of assets under capital lease, was approximately $64,000 and $93,000, for fiscal 2006 and 2005, respectively.

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

REVENUE RECOGNITION:

The Company has adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for any right of return nor do any exist. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2005 or 2006. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the year ended May 31, 2006 and 2005 was $1,872,000 and $ 2,075,000, respectively.

Research and development expense for the years ended May 31, 2006 and 2005 was $2,816,000 and $2,720,000, respectively.

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

As of May 31, 2006, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2006. The interest rate on the Company's debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on its debt facilities to be reasonable based on the Company's revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company's revenue is derived from customers for which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer's credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company's provision for uncollectible accounts has been nominal for both fiscal year 2006 and 2005.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in operations in fiscal 2006 and 2005, but were not significant.

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

NET INCOME (LOSS) PER COMMON SHARE:

The basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" were 12,205,455 and 12,205,236 during fiscal years 2006 and 2005, respectively.

After the application of assumed proceeds, options to purchase shares of common stock of 130,128 and 138,256, respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2006 and 2005, respectively, because their inclusion would be antidilutive.

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

 (in thousands, except per share data)         2006           2005
--------------------------------------------------------------------------------
Net loss - as reported                      $ (1,332)     $ (1,425)
Stock based compensation expense determined
   under fair value based method                  (3)          (10)
                                            --------      --------
Net loss - pro forma                          (1,335)       (1,435)
                                            ========      ========
Loss per share - diluted - as reported          (.11)         (.12)
Loss per share - diluted - pro forma            (.11)         (.12)

There were no options granted in fiscal 2006.

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for public companies that file as small business issuers for annual periods beginning after December 15, 2005. Management does not expect that the adoption of this standard will have a material effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Management does not expect that the adoption of this standard will have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. Management does not expect that the adoption of this standard will have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the effective date. Management does not expect that the adoption of this standard will have a material effect on the Company's financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 (" FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material effect on the Company's financial position, results of operations or cash flows.

TREASURY STOCK

As of June 2004, Massachusetts law changed eliminating treasury stock from balance sheets. As a result of this change, effective June 1, 2004 we have transferred the 538,300 treasury shares at par value to the Common Stock account to reflect the fact that these shares are no longer considered outstanding. In addition, a reclass entry totaling $1,507,000 was made to the Additional Paid in capital account to reflect the difference between the total amount paid for those treasury shares and the par value of the shares.

RECLASSIFICATIONS:

Certain amounts in fiscal 2005 have been reclassified to conform with the presentation in fiscal 2006. This reclassification had no impact on the net loss or cash flow reported.

C. LIQUIDITY

The Company generated no cash flow from operations in fiscal 2006 but generated a total of $2.6 million of cash from operations during fiscal years 2002 through 2005 after restructuring its operation at the beginning of fiscal 2002. The fiscal 2002 restructuring was necessitated by significant cash losses from operations for four consecutive fiscal years from 1998 through 2001 which totaled approximately $4.5 million.

While the improved performance detailed above represents significant operational improvement, the Company remains a highly leveraged operation that is dependent on cash flow from operations and its debt facilities with Greenleaf Capital to fund operations.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will generate positive cash flow through at least fiscal 2007, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities by expanding the reach of its technology to new markets to grow its revenue base.


D. INCOME TAXES:

The provision (benefit) for income taxes includes the following:

For Years ended May 31, (in thousands)      2006                  2005
--------------------------------------------------------------------------------
      Current:
      Federal                              $ --                   $ --
      Foreign                                --                     --
      State and Local                        10                     10
                                           ----                   ----
                                             10                     10
      Deferred                               --                     --
                                           ----                   ----

                                           $ 10                   $ 10
                                           ====                   ====

The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                         2006             2005
                       --------         --------
      Domestic         $ (1,165)        $ (1,231)
      Foreign              (167)            (194)
                       --------         --------
                       $ (1,332)        $ (1,425)
                       ========         ========

At May 31, 2006, the Company had net operating loss carryforwards of $19.8 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has an alternative minimum tax credit carryforward of approximately $200,000 that has no expiration date was available as of May 31, 2006.

The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                 2006      2005
--------------------------------------------------------------------------------
Statutory rate                               (34)%    (34)%
Valuation reserve                             34       34
                                             ---      ---
Effective tax rate                             0%       0%
                                             ===      ===

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)                                      2006       2005
--------------------------------------------------------------------------------
Deferred tax assets (liabilities):

   Net operating loss carryforwards             $  6,776   $  6,240
   Tax credit carryforwards                          200        846
   Receivable allowances                               1         15
   Vacation pay accrual                               22         40
   Other accruals                                     70        130
   Depreciation                                       (3)        (8)
   Differences in book and tax basis of assets
     of acquired businesses                        3,365      3,302
                                                --------   --------
Deferred tax assets                               10,431     10,565
Less: valuation allowance                        (10,431)   (10,565)
                                                ---------  --------
Net deferred tax assets recognized              $      0   $      0
                                                ========   ========

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2006 $134,000 and fiscal 2005 $(587,000).

E. EMPLOYEE RETIREMENT PLANS:

The Company had maintained two Internal Revenue Code Section 401(k) plans covering substantially all U.S. based employees since the acquisition of WTC in December 2002. Effective September 1, 2005, the WTC 401(k) Plan was merged into the SofTech 401(k) Plan. The Plan covers substantially all of the U.S. SofTech employees and offers an employer match of a portion of an employee's voluntary contributions. The aggregate expense related to this employer match for fiscal 2006 and 2005 was $91,000 and $82,000, respectively.

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

Information for fiscal 2005 and 2006 with respect to this plan is as follows:

                                                                Weighted Average
Stock Options                             Number of Shares        Option Price
--------------------------------------------------------------------------------

Outstanding at May 31, 2004                  406,000                 $   .68
  Options granted                               --                        --
  Options terminated                            --                        --
  Options lapsed                             (50,000)                   1.38
  Options exercised                             --                        --
                                            --------
Outstanding at May 31, 2005                  356,000                 $   .68
  Options granted                               --                        --
  Options terminated                            --                        --
  Options lapsed                             (25,000)                    .76
  Options exercised                           (8,000)                    .09
                                            --------
Outstanding at May 31, 2006                  323,000                 $   .58
                                            ========                 =======

There were no shares available for issuance as of May 31, 2006.

The following table summarizes information about stock options outstanding at May 31, 2006 under the 1994 Plan:

                          Options Outstanding              Options Exercisable
                          -------------------              -------------------
                               Weighted
Exercise       Options         Average       Weighted         Options         Weighted
Price Range  Outstanding at   Contractual     Average      Exercisable at      Average
Price        May 31, 2006   Remaining Life  Exercise Price  May 31, 2006    Exercise Price
-------------------------------------------------------------------------------------------
$.09 to $.26      241,000     5.53 years      $  .11          181,200         $  .11
$1.03 to $1.69     29,000     3.74 years        1.23           29,000           1.23
$1.88 to $2.06     44,000     1.29 years        1.92           44,000           1.92
$4.63               9,000     1.88 years        4.63            9,000           4.63
                  -------                     ------          -------         ------
Total             323,000                     $  .58          263,200         $  .81
                  =======                     ======          =======         ======

In 1998, the Company adopted an Employee Stock Purchase Plan, under which all employees of the Company and certain of its subsidiaries who meet certain minimum requirements will be able to purchase shares of SofTech common stock through payroll deductions. The purchase price per share is 85% of the fair market value of the common stock on the Offering Date or the Exercise Date, whichever is less. As of May 31, 2006, 150,000 shares of SofTech common stock were available for sale to employees under the plan. No shares have been issued under this Employee Stock Purchase Plan.

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

                         2006                 2005
                       --------             --------
Revenue:
North America          $  9,755             $  9,333
Asia                      1,197                1,109
Europe                    2,360                2,506
Eliminations               (834)                (828)
                       --------             --------
Consolidated Total     $ 12,478             $ 12,120
                       ========             ========

                                  2006
                                --------
Long-Lived Assets:
North America                   $  8,004
Europe                               155
                                --------
Consolidated Total              $  8,159
                                ========

Foreign revenue is based on the country in which the sale originates. Revenue from Germany was 11% of total consolidated revenue in fiscal years 2006 and 2005. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2006 or 2005.

H. DEBT OBLIGATION WITH RELATED PARTY:

Debt obligations of the Company consist of the following obligations at May 31, 2006 (in thousands):


$15,000 Promissory Note                                        $ 11,822

$3,000 Revolving Line of Credit                                   1,733
                                                               --------
                                                                 13,555

Less current portion                                               (608)
                                                               --------
                                                               $ 12,947
                                                               ========

During fiscal 2000, the Company entered into a $11 million borrowing arrangement ("Promissory Note") with Greenleaf Capital ("Greenleaf"). On November 8, 2002, the Company amended the Promissory Note. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0%. During fiscal 2006 the rate has increased following changes in the prime rate. Effective April 12, 2006, the most recent interest rate change, the interest rate was adjusted to 10.0%
to reflect the increase in the prime rate. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $11,310,000 due in a single payment in June 2007. The Promissory Note expires on June 12, 2007.

In addition, the Company has a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet the Company's short term capital needs. Amounts borrowed under this facility are due annually in June unless otherwise extended. As discussed further below, the due date of the revolving line of credit was extended subsequent to year end.

During fiscal year 2000, the Company entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement the Company has the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

On June 1, 2006, the Company and Greenleaf agreed to extend the due date on the revolving line of credit to June 2007. Annual maturities of debt obligations for fiscal years ended May 31, as amended, are as follows: 2007 - $608,000 and 2008
- $12,947,000.

I. RELATED PARTY TRANSATIONS:

The Company is dependent upon Greenleaf for all of its funding needs. The Company currently funds its operations through a $3.0 million Line of Credit facility as described in Note H above that expires annually in June. In addition, the Company has a senior credit facility with Greenleaf as described in Note H above. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its CFO serve as Board members to the Company. Greenleaf is the Company's largest shareholder owning approximately 45% of its outstanding shares. The Company paid Greenleaf a management fee of approximately $443,000 in fiscal 2006 and $325,000 in fiscal 2005 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

William D. Johnston, a director of SofTech since September 1996, is the sole principal and the President of Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved all transactions with Greenleaf.


J. LEASE COMMITMENTS:

   OPERATING LEASES

The Company conducts its operations in office facilities leased through October 2008. Rental expense for fiscal years 2006 and 2005 was approximately $469,000 and $428,000, respectively.

At May 31, 2006, minimum annual rental commitments under noncancellable leases were as follows:


                           Gross
      Fiscal Year          Commitment
      -----------          ----------
      2007                 $ 484,000
      2008                   282,000
      2009                    26,000


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

                            Date: August 29, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                           Date
--------------------------------------------------------------------------------

/S/ Joseph P. Mullaney       President and Chief Operating Officer       8/29/06
------------------------   Principal executive officer and Principal
    Joseph P. Mullaney               financial officer)


/S/ Ronald A. Elenbaas                    Director                       8/29/06
------------------------
    Ronald A. Elenbaas

/S/ William Johnston                      Director                       8/29/06
------------------------
    William Johnston

/S/ Timothy Tyler                         Director                       8/29/06
------------------------
    Timothy Tyler

/S/ Frederick A. Lake                     Director                       8/29/06
------------------------
    Frederick A. Lake