Form 10QSB
period 2006-08-31
SOFTECH INC
filed 2006-10-16
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                               Commission File Number
  August 31, 2006                                           0-10665

                                  SOFTECH, INC.

      State of Incorporation                        IRS Employer Identification
         Massachusetts                                     04-2453033

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

                                Yes  X    No
                                   ----     ----

The number of shares outstanding of registrant's common stock at September 30, 2006 was 12,213,236 shares.

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
                                                                    -----------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            August 31, 2006 and May 31, 2006                             3

         Consolidated Condensed Statements of Operations -
            Three Months Ended August 31, 2006 and 2005                  4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended August 31, 2006 and 2005                  5

         Notes to Consolidated Condensed Financial Statements          6-12

Item 2.  Management's Discussion and Analysis of Operations           13-15

Item 3.  Controls and Procedures                                         16


PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                16

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
                      -------------------------------------

                                                   (dollars in thousands)
                                                   August 31,      May 31,
                                                     2006           2006
                                                   --------       --------

ASSETS
------

Cash and cash equivalents                        $    404       $    680

Accounts receivable, net                            1,315          1,657

Prepaid and other assets                              353            317
                                                  --------       --------

Total current assets                                2,072          2,654
                                                  --------       --------
Property and equipment, net                           140            143

Capitalized software costs, net                     2,925          3,279

Goodwill, net                                       4,600          4,600

Notes receivable                                      134            134

Other assets                                            2              3
                                                 --------       --------
TOTAL ASSETS                                     $  9,873       $ 10,813
                                                 ========       ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                 $    286       $    339

Accrued expenses                                      842            913

Deferred maintenance revenue                        3,022          3,423

Current portion of long term debt                     623            608
                                                 --------       --------
Total current liabilities                           4,773          5,283
                                                 --------       --------
Long-term debt, net of current portion             13,257         12,947
                                                 --------       --------
Stockholders' deficit                              (8,157)        (7,417)
                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $  9,873       $ 10,813
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

                                                                     Form 10-QSB
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                                                (in thousands, except for per share data)
                                                                          Three Months Ended
                                                                      ---------------------------
                                                                       August 31,    August 31,
                                                                         2006           2005
Revenue                                                               ----------     ---------
  Products                                                            $    388       $    839

  Services                                                               2,108          2,229
                                                                      ----------     ---------
Total revenue                                                            2,496          3,068

Cost of products sold: materials                                             6             58

Cost of product sold: amortization of capitalized software costs

   and other intangible assets                                             354            610

Cost of services provided                                                  394            400
                                                                      ----------     ---------
Gross margin                                                             1,742          2,000

Research and development expenses                                          705            678

Selling, general and administrative                                      1,435          1,413
                                                                      ----------     ---------
Loss from operations before interest expense                              (398)           (91)

Interest expense                                                           340            243
                                                                      ----------     ---------
Net loss                                                              $   (738)      $   (334)
                                                                      ==========     =========
Basic and diluted net loss per common share                           $  (0.06)      $  (0.03)
Weighted average common shares outstanding                              12,213         12,205


See accompanying notes to consolidated condensed financial statements.


                                                                     Form 10-QSB
                                                                          Page 5
                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                       (dollars in thousands)
                                                                         Three Months Ended
                                                                      ------------------------
                                                                      August 31,    August 31,
                                                                        2006          2005
Cash flows from operating activities:                                 --------      --------

  Net loss                                                             $(738)        $(334)
                                                                      --------      --------
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                                        367           625
Change in current assets and liabilities:
    Accounts receivable                                                  342          (195)
    Prepaid expenses and other assets                                    (35)           48
    Accounts payable and accrued expenses                               (126)           48
    Deferred maintenance revenue                                        (401)         (347)
                                                                      --------      --------
Total adjustments                                                        147           179
                                                                      --------      --------
Net cash used by operating activities                                   (591)         (155)
                                                                      --------      --------
Cash flows used by investing activities:
    Capital expenditures                                                 (10)           (4)
                                                                      --------      --------
Net cash used by investing activities                                    (10)           (4)
                                                                      --------      --------
Cash flows from financing activities:
   Borrowings (repayments) under line of credit agreements, net          325            (6)
                                                                      --------      --------
Net cash provided (used) by financing activities                         325            (6)
                                                                      --------      --------
Decrease in cash and cash equivalents                                   (276)         (165)

Cash and cash equivalents, beginning of period                           680           399
                                                                      --------      --------
Cash and cash equivalents, end of period                               $ 404         $ 234
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

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2006 Annual Report on Form 10-KSB.

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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2006 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three month periods ended August 31, 2006 and 2005 were $354,000 and $610,000, respectively.

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

        STOCK BASED COMPENSATION

        Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment, ("SFAS 123R") which requires all share-base payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

        To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded from adoption of SFAS 123R in the current quarter was nominal.

        We calculated the fair value of the options using the Black-Scholes model. The assumptions used to value the previous grants were as follows:

        Expected Life                                       5 Years
        Assumed annual dividend growth rate                 0%
        Expected volatility                                 1.12
        Risk free interest rate                             2.68% - 3.35%

        Prior to adoption, the Company followed SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to SFAS Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to June 1, 2006. For the first quarter of fiscal 2005, had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                            Three Month Periods
            (in thousands, except per share data)          Ended August 31, 2005
         -----------------------------------------------------------------------
         Net loss - as reported                                      $(334)
         Stock-based compensation expense determined
           under fair value based method                                (1)
                                                                      -----
         Net loss - pro forma                                         (335)
                                                                      =====

         Loss per share - diluted - as reported                       (.03)
         Loss per share - diluted - pro forma                         (.03)

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

        The Company's 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

        The following table summarizes information for stock options outstanding and exercisable at August 31, 2006:

                                                               WEIGHTED
                                                               AVERAGE
                                          WEIGHTED AVERAGE    REMAINING
                                          EXERCISE PRICE     CONTRACTUAL        AGGREGATE
                      NUMBER OF OPTIONS      PER SHARE       LIFE IN YEARS    INTRINSIC VALUE
                      -----------------      ---------       -------------    ---------------

Outstanding at May
31, 2006                    323,000          $   .58

Granted                        -                  -

Exercised                      -                  -

Forfeited or
expired                     (15,000)         $   .16
                            -------

Outstanding at
August 31, 2006             308,000          $   .60            4.67            $150,165
                            -------

Exercisable at
August 31, 2006             271,200          $   .88            4.45            $148,892


        The following table summarizes the information related to non-vested stock option awards outstanding as of August 31, 2006:


                                                     WEIGHTED AVERAGE GRANT DATE
                                  NUMBER OF OPTIONS      FAIR VALUE PER SHARE
                                  -----------------      --------------------

Non-vested at May 31, 2006              59,800                 $   .03

Granted                                     -                        -

Vested                                 (23,000)                $   .04

Forfeited                                   -                        -
                                       -------
Non-vested at August 31, 2006           36,800                 $   .03


        As of August 31, 2006, the remaining prospective pre-tax cost of non-vested stock option employee compensation was $1,255 which will be expensed on a pro rata basis going forward.

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

(C)     LIQUIDITY

        As of August 31, 2006, the Company had cash of $404,000, a decrease of $276,000 from May 31, 2006. Operating activities used $591,000 of cash during the first three months of the fiscal year and the Company borrowed $325,000 in excess of its debt repayments from its line of credit. At August 31, 2006, the Company had available borrowings on its debt facilities of approximately $2.8 million.

        In September 2006 the Company implemented a cost reduction program to reduce its quarterly cash expenses to approximately $2.5 million. These reductions were focused primarily in the European sales offices and the legacy technology offerings. We expect to incur an expense of approximately $300,000 related to these actions in September.

        The Company believes its cost structure subsequent to these cost reduction actions together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2007. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.


(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                  August 31,       May 31,
                                                    2006            2006
                                                  --------       --------

      Property and equipment                      $  3,995       $  3,985
      Accumulated depreciation
        and amortization                            (3,855)        (3,842)
                                                  --------       --------
      Property and equipment, net                 $    140       $    143
                                                  --------       --------

      Common stock, $.10 par value                $  1,221       $  1,221
      Capital in excess of par value                18,037         18,037
      Accumulated deficit                          (27,119)       (26,381)
      Accumulated other comprehensive income          (296)          (294)
                                                  --------       --------
      Stockholders' deficit                       $ (8,157)      $ (7,417)
                                                  --------       --------

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------



(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2007 and 2006 because their inclusion would be antidilutive. The weighted average shares outstanding for each of the income statements included in this filing are presented below (000's):

                                                       Three Month Periods
                                                         Ended August 31,
                                                         2006        2005
                                                        ------      ------
      Basic weighted average shares outstanding         12,213      12,205
      Effect of employee stock options outstanding       ---         ---
                                                        ------      ------
                                                        12,213      12,205
                                                        ======      ======


(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities the comprehensive loss was as follows (000's):

                                            Three Month Periods Ended August 31,
                                                   2006         2005
                                                   -----       -----
        Net loss                                   $(738)      $(334)
        Changes in:
        Foreign currency translation adjustment       (2)          4
                                                   -----       -----
        Comprehensive loss                         $(740)      $(330)
                                                   =====       =====

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

                                                   Three Months Ended        Three Months Ended
                                                        August 31,                August 31,
                         Revenue:                         2006                      2005

                                                -----------------------------------------------
                         North America                   $ 1,734                 $ 2,340
                         Asia                                314                     264
                         Europe                              493                     510
                         Eliminations                        (45)                    (46)
                                                         -------                 -------
                         Consolidated Total              $ 2,496                 $ 3,068
                                                         -------                 -------


                                                        August 31,                 May 31,
                                                          2006                      2006
                         Long Lived Assets:
                                                -----------------------------------------------
                         North America                    $7,555                  $8,004
                         Europe                              106                     155
                                                          ------                  ------
                         Consolidated Total               $7,661                  $8,159
                                                          ------                  ------


                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

The statements made below with respect to SofTech's outlook for fiscal 2007 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.


CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
--------------------------------------------------------------------


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

        REVENUE RECOGNITION
        -------------------

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


        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
        ---------------------------------------------

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

                                                                     Form 10-QSB
                                                                         Page 13

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

RESULTS OF OPERATIONS
---------------------
Revenue for the three month period ended August 31, 2006 was about $2.5 million as compared to $3.1 million for the same period in the prior fiscal year, a decrease of $572,000 or about 19%. Product revenue for the quarter ended August 31, 2006 was $388,000 as compared to $839,000 for the same period in the prior fiscal year, a decrease of $451,000 or 54%. Service revenue for the quarter ended August 31, 2006 was about $2.1 million as compared to about $2.2 million for the same period in fiscal 2006, a decrease of about $121,000 or 5%.

The product revenue decrease of $451,000 in the current quarter as compared to the same period in fiscal 2006 was primarily due to a decrease of 84% in our ProductCenter technology offering. The sales cycle for this product line is often in excess of a year and the final decision prior to the issuance of a purchase order is often extended beyond the expected date. It is our opinion based on pre-sale activity and identified qualified sales leads, that this quarter's product revenue for our ProductCenter technology offering is the result of delays in the decision making rather than an indication of future performance.

The service revenue decline of about 5% in the current quarter as compared to the same period in fiscal 2006 was due to a decline of about 10% in our maintenance revenue that was partially offset by a 29% increase in our consulting revenue. The decrease in our maintenance revenue was the result of our lower than normal product revenue performance for ProductCenter and continued weakness in renewal rates for our legacy technologies. The increase in our consulting revenue was due to the availability of consultants to be deployed on billable projects given the lower than normal pre-sale activity.

Gross margin as a percentage of revenue was 69.8% for the quarter ended August 31, 2006 as compared to 65.2% for the quarter ended August 31, 2005. Product gross margin was 7.2% for the current quarter as compared to 20.4% for the same period in fiscal 2006. The reduced product gross margin is due to a 54% decrease in product revenue offset by a reduction in amortization expense of 42%. Gross margin on service revenue was 81.3% in Q1 fiscal 2007 as compared to 82.1% in the same period in fiscal 2006.

Research and development expenses ("R&D") increased by about 4% for Q1 fiscal 2007 as compared to the same period in fiscal 2006. The increased spending in fiscal 2007 is due primarily to additional resources aimed at increasing the applicability of our ProductCenter technology to new markets. Our R&D spending as a percentage of revenue was 28.2% in Q1 FY2007 as compared to 22.1% for the same period last year primarily as a result of the decrease in revenue.

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Selling, general and administrative ("SG&A") expense was $1.4 million for the three month period ended August 31, 2006 and 2005. The majority of the Company's SG&A expenses are fixed costs and therefore do not fluctuate materially with the decrease in revenue. SG&A as a percentage of revenue increased to 57.5% in the current quarter as compared to 46.1% in the same period last year due to the reduced revenue.

The non-cash expenses related to the amortization of capitalized software and other intangible assets was $354,000 for the quarter ended August 31, 2006 as compared to $610,000 for the same period in fiscal 2006. This decrease was the result of the intangible assets relating to the acquisition of WTC in fiscal 2002 being fully amortized in the second quarter of the prior year.

Interest expense for the three month period ended August 31, 2006 was approximately $340,000 as compared to $243,000 for the same period in fiscal 2006. The average borrowings increased to approximately $13.7 million during the current quarter as compared to $13.2 million for the same period in fiscal 2005 and the interest rate on those borrowings increased to about 10% in the current quarter from 7.4% for the same period in fiscal 2006.

The net loss for the three month period ended August 31, 2006 was $738,000 as compared to a net loss of $334,000 for the same period in the prior fiscal year. The loss per share for the three month periods ended August 31, 2006 and 2005 was $(.06) and $(.03), respectively.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
As of August 31, 2006, the Company had cash of $404,000, a decrease of $276,000 from May 31, 2006. Operating activities used $591,000 of cash during the first three months of the fiscal year and the Company borrowed $325,000 in excess of its debt repayments from its line of credit. At August 31, 2006, the Company had available borrowings on its debt facilities of approximately $2.8 million.

In September 2006 the Company implemented a cost reduction program to reduce its quarterly cash expenses to approximately $2.5 million. These reductions were focused primarily in the European sales offices and the legacy technology offerings. We expect to incur an expense of approximately $300,000 related to these actions in September.

The Company believes its cost structure subsequent to these cost reduction actions together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2007. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

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

                                                                     Form 10-QSB
                                                                         Page 15
                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last four full fiscal years. Over the five fiscal quarters beginning in June 2005 and extending through the end of the current quarter, we have generated a cash loss from operations of nearly $600,000 as our maintenance renewal rates on our legacy product lines have declined. It is our expectation that we can correct the most recent problems of cash losses from operations and return to generating positive cash flows similar to the performance during fiscal years 2002 to 2005, however, there can be no assurances that the Company will continue to generate positive cash in the future.

DECLINE IN BUSINESS CONDITIONS AND INFORMATION TECHNOLOGY (IT) SPENDING COULD CAUSE A DECLINE IN REVENUE. Business conditions and the level of IT spending have improved in the recent past as evidenced by our revenue growth in fiscal 2006. However, there can be no assurance that this recent improvement will continue given the difficult to forecast economic environment. If IT spending declines the Company's revenues and profitability could be adversely impacted.

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

THE CONTINUED INTEGRATION OF WTC MAY EXPERIENCE DIFFICULTY. Since acquiring WTC in December 2002, much progress has been made in integrating our operations and reducing redundant functions and facilities. The strategy includes more closely integrating our technologies and offering our combined customer base these solutions. The strategy also includes translating ProductCenter for users other than the U.S. English speaking market. This translation for our European customers was completed during fiscal 2006. In addition, during 2006 interfaces were created to proprietary CAD tools that have higher use in our European customer base. Our plans for 2007 include leveraging that technology investment by offering Product Center to our European customers based on the recent improvements. However, there can be no assurance that this continued integration of our technologies or offering ProductCenter outside the U.S. will be successful.

REVENUE DECLINE FOR CERTAIN PRODUCT LINES. We experienced revenue declines from 2005 to 2006 of 11% for our Cadra product line and 4% for our AMT product line. The declines for the same period for software maintenance revenue was about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year were not expected. Should this unexpected fiscal 2006 revenue decline for these product lines continue it will negatively impact the Company's overall financial performance.

                                                                     Form 10-QSB
                                                                        Page 16
                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(b)     Reports on Form 8-K

        The Company filed a Form 8-K on August 30, 2006 related to its press release announcing fourth quarter results for fiscal 2006 and a Form 8-K on August 15, 2006 announcing the resignation of a member of its Board of Directors.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: OCTOBER 16, 2006                         /S/ JOSEPH P. MULLANEY
      ----------------                        -----------------------
                                               Joseph P. Mullaney
                                               President and
                                               Chief Operating Officer