Form 10QSB
period 2006-11-30
SOFTECH INC
filed 2007-01-16
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                               Commission File Number
    November 30, 2006                                          0-10665

                                  SOFTECH, INC.

      State of Incorporation                       IRS Employer Identification
         Massachusetts                                       04-2453033

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

The number of shares outstanding of registrant's common stock at December 29, 2006 was 12,213,236 shares.

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
                                                                     -----------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
              November 30, 2006 and May 31, 2006                         3

            Consolidated Condensed Statements of Operations -
              Three Months Ended November 30, 2006 and 2005              4

            Consolidated Condensed Statements of Operations -
              Six Months Ended November 30, 2006 and 2005                5

            Consolidated Condensed Statements of Cash Flows -
              Six Months Ended November 30, 2006 and 2005                6

            Notes to Consolidated Condensed Financial Statements        7-12

   Item 2.  Management's Discussion and Analysis of Operations         13-17

   Item 3.  Controls and Procedures                                      18


PART II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                             18

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
                      -------------------------------------


                                                 (dollars in thousands)

                                               November 30,        May 31,
                                                  2006              2006
                                                --------          --------

ASSETS
------

Cash and cash equivalents                       $    452          $    680

Accounts receivable, net                           1,654             1,657

Prepaid and other assets                             302               317
                                                --------          --------
Total current assets                               2,408             2,654
                                                --------          --------
Property and equipment, net                          133               143

Capitalized software costs, net                    2,571             3,279

Goodwill, net                                      4,600             4,600

Notes receivable                                     134               134

Other assets                                           2                 3
                                                --------          --------
TOTAL ASSETS                                    $  9,848          $ 10,813
                                                ========          ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                $    253          $    339

Accrued expenses                                   1,036               913

Deferred maintenance revenue                       2,770             3,423

Current portion of long term debt                    608               608
                                                --------          --------
Total current liabilities                          4,667             5,283
                                                --------          --------
Long-term debt, net of current portion            13,600            12,947
                                                --------          --------
Stockholders' deficit                             (8,419)           (7,417)
                                                --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $  9,848          $ 10,813
                                                ========          ========


See accompanying notes to consolidated condensed financial statements

                                                                     Form 10-QSB
                                                                          Page 4

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------



                                                            (in thousands, except for per share data)
                                                                          Three Months Ended
                                                             ----------------------------------------

                                                                   November 30,      November 30,
                                                                       2006             2005
                                                                     --------         --------
Revenue

  Products                                                           $    759         $    878

  Services                                                              2,247            2,513
                                                                     --------         --------
Total revenue                                                           3,006            3,391

Cost of products sold: materials                                           34               69

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                            354              553

Cost of services provided                                                 385              381
                                                                     --------         --------
Gross margin                                                            2,233            2,388

Research and development expenses                                         520              692

Selling, general and administrative                                     1,569            1,512
                                                                     --------         --------
Income from operations                                                    144              184

Interest expense                                                          367              286
                                                                     --------         --------
Net loss                                                             $   (223)        $   (102)
                                                                     ========         ========

Basic and diluted net loss per common share                          $  (0.02)        $  (0.01)
Weighted average common shares outstanding                             12,213           12,205


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB

                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                                               (in thousands, except for per share data)
                                                                            Six Months Ended
                                                                ----------------------------------------
                                                                      November 30,     November 30,
                                                                         2006              2005
                                                                      -----------     ------------
Revenue

  Products                                                             $  1,147         $  1,717

  Services                                                                4,355            4,742
                                                                       --------         --------
Total revenue                                                             5,502            6,459

Cost of products sold: materials                                             40              126

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                              708            1,164

Cost of services provided                                                   779              781
                                                                       --------         --------
Gross margin                                                              3,975            4,388

Research and development expenses                                         1,225            1,370

Selling, general and administrative                                       3,004            2,925
                                                                       --------         --------
Income (loss) from operations                                              (254)              93

Interest expense                                                            707              529
                                                                       --------         --------
Net loss                                                               $   (961)        $   (436)
                                                                       ========         ========

Basic and diluted net loss per common share                            $  (0.08)        $  (0.04)
Weighted average common shares outstanding                               12,213           12,205


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

             SOFTECH, INC. AND SUBSIDIARIES
             ------------------------------
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     -----------------------------------------------

                                                            (dollars in thousands)
                                                              Six Months Ended
                                                       -----------------------------
                                                        November 30,    November 30,
                                                           2006            2005
                                                         -------         -------
Cash flows from operating activities:

  Net loss                                               $  (961)        $  (436)
                                                         -------         -------
Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                            730           1,197
Change in current assets and liabilities:
    Accounts receivable                                        3             (15)
    Prepaid expenses and other assets                         16              47
    Accounts payable and accrued expenses                     37             (27)
    Deferred maintenance revenue                            (653)           (977)
                                                         -------         -------
Total adjustments                                            133             225
                                                         -------         -------
Net cash used by operating activities                       (828)           (211)
                                                         -------         -------
Cash flows used by investing activities:
    Capital expenditures                                     (12)            (18)
                                                         -------         -------
Net cash used by investing activities                        (12)            (18)
                                                         -------         -------
Cash flows from financing activities:
   Borrowings under line of credit agreements, net           653             259
                                                         -------         -------
Net cash provided by financing activities                    653             259
                                                         -------         -------
Effect of exchange rates on cash                             (41)              5
                                                         -------         -------
(Decrease) increase in cash and cash equivalents            (228)             35

Cash and cash equivalents, beginning of period               680             399
                                                         -------         -------
Cash and cash equivalents, end of period                 $   452         $   434
                                                         =======         =======


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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and six month periods ended November 30, 2006 or 2005. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three and six month periods ended November 30, 2006 were $354,000 and $708,000, respectively, as compared to $553,000 and $1,164,000 for the same periods in the prior fiscal year.

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

        To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded from adoption of this Statement in the current quarter was nominal.

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

        Prior to adoption, the Company followed SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to SFAS Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to June 1, 2006. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, for the comparable periods in fiscal 2006, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                           Three Month Period
               (in thousands, except per share data)     Ended November 30, 2005
              ------------------------------------------------------------------
              Net loss - as reported                                $  (102)
              Stock-based compensation expense determined
                under fair value based method                            (1)
                                                                      ------
              Net loss - pro forma                                     (103)
                                                                      ======

              Loss per share - diluted - as reported                   (.01)
              Loss per share - diluted - pro forma                     (.01)

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                                           Six Month Period
               (in thousands, except per share data)     Ended November 30, 2005
              ------------------------------------------------------------------
              Net loss - as reported                                $  (436)
              Stock-based compensation expense determined
                under fair value based method                            (2)
                                                                      ------
              Net loss - pro forma                                     (438)
                                                                      ======

              Loss per share - diluted - as reported                   (.04)
              Loss per share - diluted - pro forma                     (.04)

        The Company's 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

        The following table summarizes information for stock options outstanding and exercisable at November 30, 2006:


                                                                  Weighted
                                               Weighted            Average
                                                Average           Remaining
                            Number Of        Exercise Price    Contractual Life        Aggregate
                             Options           Per Share           In Years         Intrinsic Value
                         ---------------    ---------------    --------------    ------------------
Outstanding at
May 31, 2006                     323,000      $         .58

Granted                              -                    -

Exercised                            -                    -

Forfeited or
expired                          (31,000)     $         .98
                         ---------------    ---------------    --------------    ------------------
Outstanding at
November 30, 2006                292,000      $         .60              4.92    $          140,541
                         ===============    ===============    ==============    ==================
Exercisable at
November 30, 2006                258,200      $         .66              4.20    $          139,368
                         ===============    ===============    ==============    ==================



        The following table summarizes the information related to non-vested stock option awards outstanding as of November 30, 2006:


                                                     Weighted Average Grant Date
                                Number Of Options        Fair Value Per Share
                                -----------------        --------------------

Non-vested at May 31, 2006             59,800                  $    .03

Granted                                   -

Vested                                (23,000)                 $   .04

Forfeited                              (3,000)                 $   .21
                                -----------------        --------------------
Non-vested at November 30, 2006        33,800                  $   .03
                                =================        ====================


        As of November 30, 2006, the remaining prospective pre-tax cost of non-vested stock option employee compensation was $704 which will be expensed on a pro rata basis going forward.

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

(C)     LIQUIDITY

        As of November 30, 2006, the Company had cash of $452,000, a decrease of $228,000 from May 31, 2006. Operating activities used $828,000 of cash during the first six months of the fiscal year and the Company borrowed $653,000 in excess of its debt repayments from its line of credit. At November 30, 2006, the Company had available borrowings on its debt facilities of approximately $2.5 million.

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

(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                            November 30,      May 31,
                                               2006            2006
                                             --------        --------

Property and equipment                       $  4,004        $  3,985
Accumulated depreciation
  and amortization                             (3,871)         (3,842)
                                             --------        --------
Property and equipment, net                  $    133        $    143
                                             --------        --------
Common stock, $.10 par value                 $  1,221        $  1,221
Capital in excess of par value                 18,037          18,037
Accumulated deficit                           (27,342)        (26,381)
Accumulated other comprehensive income           (335)           (294)
                                             --------        --------
Stockholders' deficit                        $ (8,419)       $ (7,417)
                                             --------        --------

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

                                                     Three and Six Month Periods
                                                         Ended November 30,
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
                                                      ======          ======

(F)     COMPREHENSIVE LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities the comprehensive loss was as follows (000's):


                                                        Three Month Periods
                                                         Ended November 30,
                                                         2006           2005
                                                        -----          -----

        Net loss                                       $ (223)        $ (102)
        Changes in:
        Foreign currency translation adjustment           (39)             1
                                                        ------         ------
        Comprehensive loss                             $ (262)        $ (101)
                                                        ======         ======

                                                         Six Month Periods
                                                          Ended November 30,
                                                         2006           2005
                                                       -------         -------

        Net loss                                      $  (961)        $ (436)
        Changes in:
        Foreign currency translation adjustment           (41)             5
                                                       -------         -------
        Comprehensive loss                            $(1,002)        $  (431)
                                                       =======         =======

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


                                   Three Months Ended     Three Months Ended
                                      November 30,           November 30,
                                          2006                   2005
                               -------------------------------------------------
         Revenue:

         North America                   $ 2,372               $ 2,492
         Asia                                238                   318
         Europe                              576                   787
         Eliminations                       (180)                 (206)
                                         -------               -------
         Consolidated Total              $ 3,006               $ 3,391
                                         -------               -------

                                     Six Months Ended       Six Months Ended
                                       November 30,           November 30,
                                          2006                   2005
                               -------------------------------------------------
         Revenue:

         North America                   $ 4,156               $ 4,796
         Asia                                503                   618
         Europe                            1,068                 1,297
         Eliminations                       (225)                 (252)
                                         -------               -------
         Consolidated Total              $ 5,502               $ 6,459
                                         -------               -------


                                        November 30,             May 31,
                                           2006                   2006
                               -------------------------------------------------
         Long Lived Assets:

         North America                   $ 7,287               $ 8,004
         Europe                              153                   155
                                         -------               -------
         Consolidated Total              $ 7,440               $ 8,159
                                         -------               -------

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

RESULTS OF OPERATIONS
Revenue for the three and six month periods ended November 30, 2006 was $3.0 million and $5.5 million, respectively, as compared to $3.4 million and $6.5 million for the same periods in the prior fiscal year. This represents a decrease of 11.4% for the second quarter of fiscal 2007 and 14.8% for the first half of fiscal 2007 as compared to the same periods in fiscal 2006.

Product revenue for the three and six month periods ended November 30, 2006 was approximately $759,000 and $1.15 million, respectively, as compared to $878,000 and $1.72 million for the same periods in the prior fiscal year. This represents a decrease of 13.6% for Q2 2007 and 33.2 % for the first half of fiscal 2007 as compared to the same periods in fiscal 2006. The majority of the product revenue decrease in the current quarter was related to reduced order flow for the Cadra product line, especially in Europe. The majority of the product revenue decrease in the first half of fiscal 2007 was related to the ProductCenter technology which experienced a temporary product revenue decline in the first quarter before recovering in Q2. The Cadra product line is a technology that has experienced steady revenue declines over the last five years or more as part of the normal lifecycle of technology. The ProductCenter decline for the first half of fiscal 2007 was related to the timing of purchase orders in Q1 2007.

Service revenue for the three and six month periods ended November 30, 2006 was approximately $2.2 million and $4.4 million, respectively, as compared to approximately $2.5 million and $4.7 million for the same period in fiscal 2006. This represents a decrease of 10.6% for Q2 2007 as compared to the same period in fiscal 2006 and a decrease of 8.2% for the first half of fiscal 2007 compared to the same period in fiscal 2006. The decrease in service revenue for the three and six month periods ended November 30, 2006 as compared to the same period in fiscal 2006 was due primarily to declines in both maintenance and other services related to our Cadra product line which declined 26% in Q2 2007 as compared to the same period in fiscal 2006 and by 18% for the first half of fiscal 2007 as compared to the same period in the prior fiscal year. As drafting technologies like Cadra are replaced by solid modeling technology, we expect that our Cadra customers will continue to reduce their investment in maintenance and other services such as consulting and training.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Revenue generated in the U.S. accounted for 79% and 76% of total revenue for the three and six month periods ended November 30, 2006, respectively, as compared to 74% of total revenue for each of the same periods in the previous year. Revenue generated in Europe for each of the three and six month periods ended November 30, 2006 was 19% of total revenue as compared to 23% and 20% of total revenue for the same periods in fiscal 2006, respectively. Revenue generated in Asia for the three and six month periods ended November 30, 2006 was 8% and 9% of total revenue, respectively, as compared to 10% and 9% of total revenue for the same period in fiscal 2006. Revenue generated in the U.S. decreased by about 5% and 13% for the three and six month periods ended November 30, 2006, respectively, as compared to the same periods in the prior fiscal year. Revenue generated in Europe decreased by about 27% and 18% for the three and six month periods ended November 30, 2006 and revenue generated in Asia decreased about 25% and 19% for the three and six month periods ended November 30, 2006, respectively, when compared to the same periods in fiscal 2006.

Gross margin as a percentage of revenue was 74.3% and 72.3 % for the three and six month periods ended November 30, 2006, respectively, as compared to 70.4% and 67.9% for the same periods in fiscal 2006. The improvement in gross margin for the three and the six months ended November 30, 2006 as compared to the prior fiscal year was due primarily to reduced amortization expense as the costs of acquiring the ProductCenter technology were fully amortized.

Research and development expenses ("R&D") were $520,000 and $1.225 million for the three and six month periods ended November 30, 2006, respectively, as compared to $692,000 and $1.37 million for the same periods in the prior fiscal year. This represents a decrease of 24.9% and 10.6% for the three and six month periods ended November 30, 2006, respectively, as compared to the same period in the prior fiscal year. The reduced spending was the result of reduced investment, mostly in the form of reduced headcount, on our technologies that have experienced continued revenue decline. While the Company remains committed to improving those technologies and ensuring their compatibility with current operating systems, our spending must reflect the reality of the revenue trend for these product lines.

Selling, general and administrative ("SG&A") expenses were $1.57 million and $3.0 million, respectively, for the three and six month periods ended November 30, 2006 as compared to $1.51 million and $2.93 million for the same period in fiscal 2006. This represents an increase of approximately 3.8% and 2.7% for the three and six month periods ended November 30, 2006, respectively, as compared to the same periods in the prior fiscal year. The increase for both periods is due primarily to severance costs incurred in Q2 2007 related to the reduction of certain Cadra sales and support personnel in the U.S. and Europe which totaled about $300,000.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 and $708,000 for the three and six month periods ended November 30, 2006 as compared to $553,000 and $1.164 million for the same periods in fiscal 2006. The decrease is related to the completion of the amortization related to the intangible assets acquired in the acquisition of the ProductCenter technology in December 2002.

Interest expense for the three and six month periods ended November 30, 2006 was approximately $367,000 and $707,000, respectively, as compared to $286,000 and $529,000 for the same periods in fiscal 2006. This represents an increase of 28.3% for the second quarter of fiscal 2007 compared to the same period in the previous fiscal year and an increase of 33.7% for the six month period ended November 30, 2006 compared to the same period in the prior fiscal year. The average borrowings increased to approximately $14.1 million during the current quarter as compared to $13.3 million for the same period in fiscal 2006 and the interest rate on those borrowings increased to about 10.4% in the current quarter from 8.6% for the same period in fiscal 2006. The average borrowings increased to approximately $13.9 million during the first half of fiscal 2007 as compared to $13.3 million for the same period in fiscal 2006 and the interest rate on those borrowings increased to about 10.2% during the first half of fiscal 2007 as compared to 8.0% for the same period in fiscal 2006. The changes in the interest rate on our borrowings in fiscal 2007 as compared to 2006 is due to the increase in the prime rate.

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

The net loss for the three and six month periods ended November 30, 2006 was $(223,000) and $(961,000), respectively, as compared to a net loss of $(102,000) and $(436,000) for the same period in the prior fiscal year. The loss per share for the three and six month periods ended November 30, 2006 was $(.02) and $(.08), respectively. The loss per share for the three and six month periods ended November 30, 2005 was $(.01) and $(.04), respectively.

CAPITAL RESOURCES AND LIQUIDITY
As of November 30, 2006, the Company had cash of $452,000, a decrease of $228,000 from May 31, 2006. Operating activities used $828,000 of cash during the first six months of the fiscal year and the Company borrowed $653,000 in excess of its debt repayments from its line of credit. At November 30, 2006, the Company had available borrowings on its debt facilities of approximately $2.5 million.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for the last four full fiscal years. Over the six fiscal quarters beginning in June 2005 and extending through the end of the current quarter we have generated a cash loss from operations of more than $800,000 as our maintenance renewal rates on our legacy product lines have declined. It is our expectation that we can correct the most recent problems of cash losses from operations and return to generating positive cash flows similar to the performance during fiscal years 2002 to 2005, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOFTECH, INC.


Date: January 16, 2007                       /s/ Joseph P. Mullaney
      ----------------                       ----------------------
                                                 Joseph P. Mullaney
                                                 President and
                                                 Chief Operating Officer