Form 10QSB
period 2007-02-28
SOFTECH INC
filed 2007-04-16
CIK 354260

                                                                     Form 10-QSB
                                                                          Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                 Commission File Number
  February 28, 2007                                           0-10665

                                 SOFTECH, INC.

      State of Incorporation                         IRS Employer Identification
         Massachusetts                                         04-2453033

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

                                 Yes /X/ No / /

The number of shares outstanding of registrant's common stock at March 30, 2007 was 12,213,236 shares.

                                                                     Form 10-QSB
                                                                          Page 2

                                  SOFTECH, INC.

                                      INDEX




PART I.     Financial Information                                   PAGE NUMBER
                                                                    -----------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
             February 28, 2007 and May 31, 2006                              3

            Consolidated Condensed Statements of Operations -
             Three Months Ended February 28, 2007 and 2006                   4

            Consolidated Condensed Statements of Operations -
             Nine Months Ended February 28, 2007 and 2006                    5

            Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended February 28, 2007 and 2006                    6

            Notes to Consolidated Condensed Financial Statements           7-12

   Item 2.  Management's Discussion and Analysis of Operations            13-17

   Item 3.  Controls and Procedures                                         18


PART II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                18

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
                      -------------------------------------


                                                         (dollars in thousands)

                                                   February 28,         May 31,
                                                       2007              2006
                                                     --------          --------

ASSETS

Cash and cash equivalents                            $    626          $    680

Accounts receivable, net                                2,480             1,657

Prepaid and other assets                                  361               317
                                                     --------          --------

Total current assets                                    3,467             2,654
                                                     --------          --------

Property and equipment, net                               234               143

Capitalized software costs, net                         2,217             3,279

Goodwill, net                                           4,600             4,600

Notes receivable                                          134               134

Other assets                                                2                 3
                                                     --------          --------

TOTAL ASSETS                                         $ 10,654          $ 10,813
                                                     ========          ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                     $    349          $    339

Accrued expenses                                          905               913

Deferred maintenance revenue                            3,637             3,423

Current portion of long term debt                         608               608
                                                     --------          --------

Total current liabilities                               5,499             5,283
                                                     --------          --------

Long-term debt, net of current portion                 13,681            12,947
                                                     --------          --------

Stockholders' deficit                                  (8,526)           (7,417)
                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 10,654          $ 10,813
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

                                                                     Form 10-QSB
                                                                          Page 4

               SOFTECH, INC. AND SUBSIDIARIES
               ------------------------------
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       -----------------------------------------------

                                                                 (in thousands, except for per share data)
                                                                              Three Months Ended
                                                                        -------------------------------

                                                                        February 28,       February 28,
                                                                            2007               2006
                                                                          --------           --------
Revenue

  Products                                                                $    788           $    887

  Services                                                                   2,063              2,037
                                                                          --------           --------

Total revenue                                                                2,851              2,924

Cost of products sold: materials                                                28                 29

Cost of product sold: amortization of capitalized software costs               354                354

Cost of services provided                                                      433                403
                                                                          --------           --------

Gross margin                                                                 2,036              2,138

Research and development expenses                                              489                742

Selling, general and administrative                                          1,291              1,656
                                                                          --------           --------

Income (Loss) from operations before interest expense                          256               (260)

Interest expense                                                               372                321
                                                                          --------           --------

Net loss                                                                  $   (116)          $   (581)
                                                                          ========           ========

Basic and diluted net loss per common share                               $  (0.01)          $  (0.05)
Weighted average common shares outstanding                                  12,213             12,205



See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                                                  (in thousands, except for per share data)
                                                                               Nine Months Ended
                                                                       ----------------------------------

                                                                        February 28,        February 28,
                                                                           2007               2006
                                                                          --------           --------

Revenue

  Products                                                                $  1,935           $  2,604

  Services                                                                   6,418              6,779
                                                                          --------           --------

Total revenue                                                                8,353              9,383

Cost of products sold: materials                                                67                155

Cost of product sold: amortization of capitalized software costs
   and other intangible assets                                               1,062              1,518

Cost of services provided                                                    1,211              1,184
                                                                          --------           --------

Gross margin                                                                 6,013              6,526

Research and development expenses                                            1,714              2,112

Selling, general and administrative                                          4,297              4,581
                                                                          --------           --------

Income (Loss) from operations before interest expense                            2               (167)

Interest expense                                                             1,079                850
                                                                          --------           --------

Net loss                                                                  $ (1,077)          $ (1,017)
                                                                          ========           ========

Basic and diluted net loss per common share                               $  (0.09)          $  (0.08)
Weighted average common shares outstanding                                  12,213             12,205



See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

             SOFTECH, INC. AND SUBSIDIARIES
             ------------------------------
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     -----------------------------------------------


                                                                                      (dollars in thousands)
                                                                                         Nine Months Ended
                                                                                 -------------------------------
                                                                                  February 28,      February 28,
                                                                                       2007             2006
                                                                                     -------           -------

Cash flows from operating activities:
  Net loss                                                                           $(1,077)          $(1,017)
                                                                                     -------           -------

Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                      1,097             1,566
Change in current assets and liabilities:
    Accounts receivable                                                                 (823)           (1,016)
    Prepaid expenses and other assets                                                    (43)              108
    Accounts payable and accrued expenses                                                  2               158
    Deferred maintenance revenue                                                         214              (261)
                                                                                     -------           -------

Total adjustments                                                                        447               555
                                                                                     -------           -------


Net cash used by operating activities                                                   (630)             (462)
                                                                                     -------           -------

Cash flows used by investing activities:
    Capital expenditures                                                                (135)              (27)
                                                                                     -------           -------

Net cash used by investing activities                                                   (135)              (27)
                                                                                     -------           -------

Cash flows from financing activities:
   Borrowings under line of credit agreements, net                                       734               357
                                                                                     -------           -------

Net cash provided by financing activities                                                734               357
                                                                                     -------           -------

Effect of exchange rates on cash                                                         (23)                9
                                                                                     -------           -------

Decrease in cash and cash equivalents                                                    (54)             (123)

Cash and cash equivalents, beginning of period                                           680               399
                                                                                     -------           -------

Cash and cash equivalents, end of period                                             $   626           $   276
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

(B)      SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The Company follows the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

         CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

         The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and nine month periods ended February 28, 2007 or 2006. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three and nine month periods ended February 28, 2007 were $354,000 and $1,062,000, respectively, as compared to $354,000 and $1,518,000 for the same periods in the prior fiscal year.

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

         We calculated the fair value of the options using the Black-Scholes model. The assumptions used to value the previous grants were as follows:

         Expected Life                                       5 Years
         Assumed annual dividend growth rate                 0%
         Expected volatility                                 1.12%
         Risk free interest rate                             2.68% - 3.35%

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

                                                            Three Month Period
               (in thousands, except per share data)     Ended February 28, 2006
           ---------------------------------------------------------------------
           Net loss - as reported                               $  (116)
           Stock-based compensation expense determined
             under fair value based method                           -
                                                                -------
           Net loss - pro forma                                    (116)

                                                               ========
           Loss per share - diluted - as reported                  (.01)
           Loss per share - diluted - pro forma                    (.01)

                                                                     Form 10-QSB
                                                                          Page 9

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                                            Nine Month Period
            (in thousands, except per share data)       Ended February 28, 2006
            --------------------------------------------------------------------
            Net loss - as reported                             $  (1,077)
            Stock-based compensation expense determined
              under fair value based method                           (2)
                                                                 -------
            Net loss - pro forma                                  (1,079)
                                                                 ========
            Loss per share - diluted - as reported                  (.09)
            Loss per share - diluted - pro forma                    (.09)

         The Company's 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

         The following table summarizes information for stock options outstanding and exercisable at February 28, 2007:

                                                               WEIGHTED
                                                               AVERAGE
                                        WEIGHTED AVERAGE      REMAINING
                        NUMBER OF        EXERCISE PRICE       CONTRACTUAL         AGGREGATE
                         OPTIONS             PER SHARE       LIFE IN YEARS     INTRINSIC VALUE
                     ------------------ ------------------ ----------------- ------------------
Outstanding at May
31, 2006                  323,000             $ .58              4.65           $   152,070

Granted                      -                  -
Exercised                    -                  -
Forfeited or
expired                  (31,000)             $.98

Outstanding at
February 28, 2007         292,000             $.60               4.15           $ 140,541
                     ================== ================== ================= ==================
Exercisable at
February 28, 2007         258,200             $.66               3.95           $ 139,368
                     ================== ================== ================= ==================

         The following table summarizes the information related to non-vested stock option awards outstanding as of February 28, 2007:

                                                                  WEIGHTED AVERAGE GRANT DATE
                                        NUMBER OF OPTIONS            FAIR VALUE PER SHARE
                                  ------------------------------ ------------------------------
Non-vested at May 31, 2006                   59,800                          $ .03

Granted                                         -

Vested                                      (23,000)                         $.04

Forfeited                                    (3,000)                         $.21
                                  ------------------------------ ------------------------------
Non-vested at February 28, 2007              33,800                          $.03
                                  ============================== ==============================

         As of February 28, 2007, the remaining prospective pre-tax cost of non-vested stock option employee compensation was nominal and will be expensed on a pro rata basis going forward.

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

(C)      LIQUIDITY

         As of February 28, 2007, the Company had cash of $626,000, a decrease of $54,000 from May 31, 2006. Operating activities used $630,000 of cash during the first nine months of the fiscal year and the Company borrowed $734,000 in excess of its debt repayments from its line of credit. At February 28, 2007, the Company had available borrowings on its debt facilities of approximately $2.4 million.

         The Company believes its cost structure subsequent to the cost reduction actions during Q207 together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2007. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

(D)      BALANCE SHEET COMPONENTS

         Details of certain balance sheet captions are as follows (000's):

                                                       February 28,    May 31,
                                                          2007          2006
                                                        --------       --------

          Property and equipment                        $  4,120       $  3,985

          Accumulated depreciation
            and amortization
                                                          (3,886)        (3,842)
                                                        --------       --------
          Property and equipment, net                   $    234       $    143
                                                        --------       --------

          Common stock, $.10 par value                  $  1,221       $  1,221
          Capital in excess of par value                  18,037         18,037
          Accumulated deficit                            (27,458)       (26,381)
          Accumulated other comprehensive income            (326)          (294)
                                                        --------       --------
          Stockholders' deficit                         $ (8,526)      $ (7,417)
                                                        ========       ========

                                                                     Form 10-QSB
                                                                         Page 11

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(E)      LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. After the application of assumed proceeds, options to purchase shares of common stock for the nine months ending February 28, 2007 were 19,179 as compared to 133,460 for the same period in the prior year, have been excluded from the denominator for the computation of diluted earnings per share for all periods presented in fiscal 2007 and 2006 because their inclusion would be antidilutive. The weighted average shares outstanding are as follows (000's):


                                                          Three and Nine Month Periods
                                                                 Ended February 28,

                                                              2007             2006
                                                             ------          ------
          Basic weighted average shares outstanding          12,213          12,205
          Effect of employee stock options outstanding         --              --
                                                             ------          ------
                                                             12,213          12,205
                                                             ======          ======

(F)      COMPREHENSIVE LOSS

         The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities the comprehensive loss was as follows (000's):

                                                              Three Month Periods
                                                                 Ended February 28,
                                                              2007             2006
                                                              -----           -----
          Net loss                                            $(116)          $(581)
          Changes in:
          Foreign currency translation adjustment                 9               4
                                                              -----           -----
          Comprehensive loss                                  $(107)          $(577)
                                                              =====           =====

                                                              Nine Month Periods
                                                              Ended February 28,
                                                              2007             2006
                                                            -------           -------
          Net loss                                          $(1,077)          $(1,017)
          Changes in:
          Foreign currency translation adjustment               (32)                9
                                                            -------           -------
          Comprehensive loss                                $(1,109)          $(1,008)
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

                               Three Months Ended    Three Months Ended
                                   February 28,       February 28,
         Revenue:                       2007             2006
                                      -------           -------
          North America               $ 2,058           $ 2,269
          Asia                            333               236
          Europe                          528               436
          Eliminations                    (68)              (17)
                                      -------           -------
          Consolidated Total          $ 2,851           $ 2,924
                                      -------           -------

                               Nine Months Ended     Nine Months Ended
                                   February 28,       February 28,
         Revenue:                       2007             2006
                                      -------           -------
          North America               $ 6,214           $ 7,106
          Asia                            836               813
          Europe                        1,597             1,733
          Eliminations                   (294)             (269)
                                      -------           -------
          Consolidated Total          $ 8,353           $ 9,383
                                      -------           -------


                                   February 28,       May 31,
                                       2007            2006
                                      ------          ------
         Long Lived Assets:
          North America               $7,038          $8,004
          Europe                         149             155
                                      ------          ------
          Consolidated Total          $7,187          $8,159
                                      ------          ------

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

     REVENUE RECOGNITION
     -------------------

The Company follows the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

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

RESULTS OF OPERATIONS
---------------------
Revenue for the three and nine month periods ended February 28, 2007 was approximately $2.9 million and $8.4 million, respectively, as compared to approximately $2.9 million and $9.4 million for the same periods in the prior fiscal year. This represents a decrease of 2.5% for the third quarter of fiscal 2007 and 11.0% for the first nine months of fiscal 2007 as compared to the same periods in fiscal 2006.

Product revenue for the three and nine month periods ended February 28, 2007 was approximately $788,000 and $1.9 million, respectively, as compared to $887,000 and $2.6 million for the same periods in the prior fiscal year. This represents a decrease of 11.2% for Q3 2007 and 25.7 % for the first nine months of fiscal 2007 as compared to the same periods in fiscal 2006. The majority of the product revenue decrease for the quarter and the nine month period ended February 28, 2007 as compared to the same period in fiscal 2006 was related to the reduced order flow for the ProductCenter product line. Product revenue from ProductCenter in 2007 has been uneven and not as robust as fiscal 2006, especially regarding orders from new customers.

Service revenue for the three and nine month periods ended February 28, 2007 was approximately $2.1 million and $6.4 million, respectively, as compared to approximately $2.0 million and $6.8 million for the same period in fiscal 2006. This represents an increase of 1.3% for Q3 2007 as compared to the same period in fiscal 2006 and a decrease of 5.3% for the first nine months of fiscal 2007 compared to the same period in fiscal 2006. The increase in Q307 from Q306 was related to a 24% increase in our ProductCenter consulting revenue. Our European customers contributed significantly to this increased activity as a result of new ProductCenter implementation projects. The decrease in service revenue for the nine month periods ended February 28, 2007 as compared to the same period in fiscal 2006 was due primarily to declines in both maintenance and other services related to our Cadra product line which declined by 15% for the first nine months of fiscal 2007 as compared to the same period in the prior fiscal year. As drafting technologies like Cadra are replaced by solid modeling technology, we expect that our Cadra customers will continue to reduce their investment in maintenance and other services such as consulting and training.

                                                                     Form 10-QSB
                                                                         Page 15

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

Revenue generated in the U.S. accounted for 70% and 71% of total revenue for the three and nine month periods ended February 28, 2007, respectively, as compared to 78% and 76% of total revenue for the same periods in the previous year. Revenue generated in Europe for each of the three and nine month periods ended February 28, 2007 was 19% of total revenue as compared to 15% and 18% of total revenue for the same periods in fiscal 2006, respectively. Revenue generated in Asia for the three and nine month periods ended February 28, 2007 was 12% and 10% of total revenue, respectively, as compared to 8% and 9% of total revenue for the same period in fiscal 2006. Revenue generated in the U.S. decreased by about 10% and 13% for the three and nine month periods ended February 28, 2007, respectively, as compared to the same periods in the prior fiscal year. Revenue generated in Europe increased by about 21% for the three months ending February 28, 2007 and decreased by about 8% for the nine month periods ended February 28, 2007 and revenue generated in Asia increased about 41% and 3% for the three and nine month periods ended February 28, 2007, respectively, when compared to the same periods in fiscal 2006. The increased revenue in Asia and Europe were primarily a result of customers embracing our latest release of Cadra. There can be no assurances that Asia and Europe will experience the same results in the upcoming quarters. The decrease in US revenue was due primarily to the ProductCenter product revenue being uneven and the reduced service revenue from our Cadra and AMT product lines. We are optimistic we will have improved success in the upcoming quarters.

Gross margin as a percentage of revenue was 71.4% and 72.0 % for the three and nine month periods ended February 28, 2007, respectively, as compared to 73.1% and 69.6% for the same periods in fiscal 2006. The gross margin decline in Q307 compared to Q306 was due to nominal increases in material and labor despite a 2.5% revenue decline. The improvement in gross margin for the nine months ended February 28, 2007 as compared to the same period in the prior fiscal year was due primarily to reduced amortization expense as the costs of acquiring the ProductCenter technology were fully amortized.

Research and development expenses ("R&D") were $489,000 and $1.71 million for the three and nine month periods ended February 28, 2007, respectively, as compared to $742,000 and $2.1 million for the same periods in the prior fiscal year. This represents a decrease of 34.1% and 18.8% for the three and nine month periods ended February 28, 2007, respectively, as compared to the same period in the prior fiscal year. The reduced spending was the result of reduced investment, mostly in the form of reduced headcount, related to our legacy technologies that have experienced continued revenue decline. While the Company remains committed to improving those technologies and ensuring their compatibility with current operating systems, our spending must reflect the reality of the revenue trend for these product lines.

Selling, general and administrative ("SG&A") expenses were $1.3 million and $4.3 million, respectively, for the three and nine month periods ended February 28, 2007 as compared to $1.7 million and $4.6 million for the same period in fiscal 2006. This represents a decrease of approximately 22.0% and 6.2% for the three and nine month periods ended February 28, 2007, respectively, as compared to the same periods in the prior fiscal year. The decrease for both periods is due primarily to the reduction of certain Cadra sales and support personnel in the U.S. and Europe in Q207.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 and $1.1 million for the three and nine month periods ended February 28, 2007 as compared to $354,000 and $1.5 million for the same periods in fiscal 2006. The decrease is related to the completion of the amortization related to the intangible assets acquired in the acquisition of the ProductCenter technology in December 2002.

Interest expense for the three and nine month periods ended February 28, 2007 was approximately $372,000 and $1,079,000, respectively, as compared to $321,000 and $850,000 for the same periods in fiscal 2006. This represents an increase of 15.9% for the third quarter of fiscal 2007 compared to the same period in the previous fiscal year and an increase of 26.9% for the nine month period ended February 28, 2007 compared to the same period in the prior fiscal year. For the quarter, the average borrowings increased to approximately $14.2 million during the current quarter as compared to $13.5 million for the same period in fiscal 2006 and the interest rate on those borrowings increased to about 10.5% in the current quarter from 9.75% for the same period in fiscal 2006. Year to date, the average borrowings increased to approximately $14.0 million during the first nine months of fiscal 2007 as compared to $13.4 million for the same period in fiscal 2006 and the interest rate on those borrowings increased to about 10.5% during the first nine months of fiscal 2007 as compared to 8.5% for the same period in fiscal 2006. The changes in the interest rate on our borrowings in fiscal 2007 as compared to 2006 is due to the increase in the prime rate.

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

The net loss for the three and nine month periods ended February 28, 2007 was $(116,000) and $(1,077,000), respectively, as compared to a net loss of $(581,000) and $(1,017,000) for the same period in the prior fiscal year. The loss per share for the three and nine month periods ended February 28, 2007 was $(.01) and $(.09), respectively. The loss per share for the three and nine month periods ended February 28, 2006 was $(.05) and $(.08), respectively.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
As of February 28, 2007, the Company had cash of $626,000, a decrease of $54,000 from May 31, 2006. Operating activities used $630,000 of cash during the first nine months of the fiscal year and the Company borrowed $734,000 in excess of its debt repayments from its line of credit. At February 28, 2007, the Company had available borrowings on its debt facilities of approximately $2.4 million.

The Company believes its cost structure subsequent to the cost reduction actions during Q207 together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2007. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

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

WE MAY NOT GENERATE POSITIVE CASH FLOW IN THE FUTURE. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions greatly reduced our fixed costs and resulted in positive cash flow from operations in each of fiscal years 2002 through 2005. In fiscal 2006 we were breakeven but for the first nine months of 2007 we have generated a cash loss from operations of about $630,000 as our maintenance renewal rates on our legacy product lines have declined. It is our expectation that we can correct the most recent problems of cash losses from operations and return to generating positive cash flows similar to the performance during fiscal years 2002 to 2005, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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

REVENUE DECLINE FOR CERTAIN PRODUCT LINES. We experienced revenue declines from 2005 to 2006 of 11% for our Cadra product line and 4% for our AMT product line. The declines for the same period for software maintenance revenue was about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year were not expected. Should this unexpected fiscal 2007 revenue decline for these product lines continue it will materially negatively impact the Company's overall financial performance.

                                                                     Form 10-QSB
                                                                         Page 18

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                                            SOFTECH, INC.


Date: April 16, 2007                               /s/ Amy E. Mcguire
      --------------                               ------------------
                                                   Amy E. McGuire
                                                   Chief Financial Officer