Form 10KSB
period 2007-05-31
SOFTECH INC
filed 2007-08-29
CIK 354260

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $641,226 as of August 17, 2007. On August 17, 2007 the registrant had outstanding 12,213,236 shares of common stock of $.10 par value, which is the registrant's only class of common stock.

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

PRODUCTS AND SERVICES

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management ("PLM") industry. These solutions include software technology offerings for Computer Aided Design ("CAD"), Computer Aided Manufacturing ("CAM") as well as Product Data Management ("PDM") and Collaboration technologies, all of which fit under the broadly defined PLM industry. The Company's operations are organized geographically with U.S. and European sales and customer support offices in France, Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note G to the financial statements.

A description of the Company's primary product offerings is as follows:

Cadra(TM) is a drafting and design technology for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; and CADRAWorks, an integration with SolidWorks providing for an integrated drawing production system and 3D solid modeler. The CADRA family is rounded out by an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

ProductCenter(TM) is a proven enterprise-wide, collaborative PLM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems, which helps companies rapidly optimize the product development process. ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. ProductCenter supports engineering change management and bill of materials management for automating business processes. ProductCenter's web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. ProductCenter also enables integration with other business applications, such as ERP, SCM, or CRM, for continuous data exchange across the product lifecycle.

The ProductCenter family of products is a suite of modules that, when combined, offer a unified collaborative product data management software solution. ProductCenter modules may be deployed in various combinations to meet the specific needs of a customer.

The AMT group has three primary products. Prospector(TM) is a knowledge-based NC programming package for complex tool production. This Windows based, easy-to-use package gives full flexibility for generating and editing NC toolpaths while utilizing the power of the industry's best knowledge base of tools, speeds, feeds, and cutting paths. ToolDesigner(TM) is a software package for developing and designing complex molds and dies. Core and cavity splits, parting line placement, wireframe design and drafting, photorealistic rendering, surface modeling, trimmed surfaces, injection and cooling line placement are aptly handled with this professional package. ExpertCAD(TM) is a drafting technology designed specifically for the Tool & Die industry.

The Company markets and distributes its products and services primarily through a direct sales force and through its service organization in North America and Europe. The majority of the Company's sales in Asia are in Japan. The Company markets and distributes its products and services in Japan primarily through authorized resellers. The Company has signed resellers in Europe to reach areas not covered by its direct sales presence and supplement its existing sales force, however, to date, the revenue generated from this indirect distribution has not been material.

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

The Company's PLM and collaborative technology offerings compete against offerings of the companies listed in the paragraph above and against other companies that have focused on PLM and collaborative offerings as well.

The Company's CAM technology, Prospector, is marketed to the Plastic Injection Mold and Tool & Die industries. The large CAD companies such as Parametric Technology Corporation, Dassault, UGS, and AutoDesk have modules that compete in this market.

The service offerings of the Company which include consulting, training and discreet engineering services compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

As of August 17, 2007, the Company employed 51 persons, 48 on a full time basis and 3 part time. These employees were distributed over functional lines as follows: Sales = 10; Product Development Engineers = 14; Engineers = 20; General and Administrative = 7.

The ability of the Company to attract qualified individuals with the necessary skills is currently, and is expected to continue to be, a constraint on future growth.

BACKLOG

Product backlog as of May 31, 2007 and 2006 was insignificant. Deferred revenue, which represents primarily software maintenance services to be performed during the following year, totaled approximately $3,568,000 and $3,423,000 at May 31, 2007 and 2006, respectively. In addition, as of May 31, 2007 the Company had a backlog of consulting orders totaling approximately $.3 million, a decrease from the $.6 million at May 31, 2006. Given the short time period between receipt of order and delivery of product revenue, on average less than 30 days, the Company does not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

The Company has approximately 14 product development engineers in its research and development groups located in Michigan and Massachusetts. In fiscal 2007 and 2006 the Company incurred research and development expense of $2.2 million and $2.8 million, respectively, related to the continued development of technology. The Company also uses third-party offshore engineering companies to perform some product development as well as quality assurance testing of its technology developed in the United States.

CUSTOMERS

No single customer accounted for more than 10% of the Company's revenue in fiscal 2007 or 2006 The Company is not dependent on a single customer, or a few customers, the loss of which would have a material adverse effect on the business.

SEASONALITY

The first quarter, which begins June 1 and ends August 31, has historically been the slowest quarter of the Company's fiscal year. Management believes this weakness is due primarily to the buying habits of the customers and the fact that the quarter falls during prime vacation periods.


ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases office space in Troy, Michigan; Tewksbury, Massachusetts; Munich, Germany, Grenoble, France and Milan, Italy. The liability related to office space in Burlington, Massachusetts (which lease expired in December 2002) was assumed by our lessor for our headquarters in Tewksbury, Massachusetts as a concession for extending our lease term at our headquarters. Such concession is being amortized as a reduction of rent expense over the extended term of the lease. The Company believes that the current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

The Company, from time to time, is a party to various legal proceedings and claims that arise in the ordinary course of business. At May 31, 2007 there are no material outstanding claims and therefore no amounts have been accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock are traded on the NASDAQ's Over-the-Counter Exchange under the symbol "SOFT.OB".

At May 31, 2007, there were approximately 236 holders of record of the Company's common stock. The table below sets forth quarterly high and low close prices of the common stock for the indicated fiscal periods as provided by the National Quotation Bureau. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                 2007                            2006
                          ------------------             ------------------
                          High           Low             High           Low
                          -------------------------------------------------
First Quarter             .20            .13             .41            .23
Second Quarter            .20            .09             .30            .18
Third Quarter             .13            .08             .29            .16
Fourth Quarter            .11            .09             .29            .17

The Company has not paid any cash dividends since 1997 and it does not anticipate paying cash dividends in the foreseeable future.

The table below details information regarding equity compensation plans of the Company as of May 31, 2007:


                Number of shares
                to be issued upon      Weighted average         Number of shares
                exercise of            exercise price           securities
                outstanding options,   of outstanding options,  available for
Plan category   warrants and rights    warrants and rights      future issuances
Approved by
Shareholders        238,000                  $.43                    --

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

After the sale of the Company's Government Systems Division through the end of calendar year 1996, the Company's only business was reselling hardware and software products of third parties and offering services related to such products (the "Reseller Model"). Between December 1996 and May 1999, the Company acquired seven entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing ("CAD/CAM") marketplace. The two most significant acquisitions during that time period were the purchases of Adra Systems, Inc. in May 1998 and the Advanced Manufacturing Technology ("AMT") in November 1997. In December 2002 the Company acquired Workgroup Technology Corporation (WTC) thereby obtaining complementary technology. The acquisition of WTC is expected to be a key element in the Company's growth strategy. The aggressive acquisition strategy that was funded primarily through debt, substantially increased the Company's risk profile but was required in order to create a viable and sustainable business.

INCOME STATEMENT ANALYSIS

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for each of the two years ended May 31, 2007. In addition, the change in those items, again expressed as a percentage, for each of the two years ended May 31, 2007 is presented.

                                  Items as a percentage  Percentage change
                                        of revenue         year to year
                                   2007           2006     2006 to 2007
                                  -------------------------------------


Revenue
Products                           23.6%          27.5%        (24.2)%
Services                           76.4           72.5          (6.6)
                                  -----          -----
Total revenue                     100.0          100.0         (11.5)

Cost of sales
Products                           13.6           16.7         (27.6)
Services                           14.6           12.7           1.8
                                  -----          -----
Total cost of sales                28.2           29.4         (14.9)
                                  -----          -----

Total gross margin                 71.8           70.6         (10.0)

Research and development           19.6           22.6         (23.2)
S.G.& A.                           50.0           49.0          (9.6)

Interest expense                   13.1            9.7          20.1
                                  -----          -----

Loss before income tax            (11.0)         (10.6)         (8.4)
                                  =====          =====         =====

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

As of May 31, 2007, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company's deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Total revenue for fiscal year 2007 was $11.0 million, a decrease of $1.5 million or 11% from fiscal year 2006 revenue of $12.5 million. The revenue by product line for fiscal 2007 as compared to fiscal 2006 is as follows (in thousands, except percent):

      PRODUCT LINE          FY 2007       FY 2006       $ CHANGE       % CHANGE
                            -------       -------       -------         -------
ProductCenter               $ 5,642       $ 6,523       $  (881)        (13.5%)
Cadra                         4,514         4,651          (137)         (3.0)
AMT                             893         1,304          (411)        (31.5)
                            -------       -------       -------
Total                        11,049        12,478        (1,429)        (11.5)

Product revenue decreased $.8 million or 24% during the current year as compared to the prior year. The change from year to year in product revenue among our three product lines was as follows (in thousands, except percent):


      PRODUCT LINE          FY 2007      FY 2006       $ CHANGE         % CHANGE
                            -------       -------       -------          -------
ProductCenter               $ 1,010       $ 1,876       $  (866)         (46.2)%
Cadra                         1,390         1,086           304           28.0%
AMT                             202           470          (268)         (57.0)
                            -------       -------       -------
Total                         2,602         3,432          (830)         (24.2)

The decrease in product revenue for our ProductCenter technology was primarily attributed to delays of customer orders during Fiscal Year 2007. While some of the opportunities that were expected to close in FY2007 continue to be pursued in FY2008, we cannot determine if the delays and customer decisions to not move forward with their PLM initiatives will continue into FY2008. The increase in Cadra revenue was mainly attributed to certain customers in the U.S. and Asia taking advantage of company upgrade incentives and/or upgrading their hardware which required the latest versions of our Cadra product. The decrease in AMT revenue was attributed to the distressed economic climate of the Tool and Die industry.

Service revenue decreased about $.6 million or 6.6% from fiscal 2006 to 2007. The change from year to year in service revenue among our three product lines was as follows (in thousands, except percent):

      PRODUCT LINE          FY 2007      FY 2006       $ CHANGE         % CHANGE
                            -------       -------       -------          -------
ProductCenter               $ 4,632       $ 4,647       $   (15)           (.3%)
Cadra                         3,124         3,565          (441)         (12.4)
AMT                             691           834          (143)         (17.1)
                            -------       -------       -------
Total                         8,447         9,046          (599)          (6.6)

The .3% decrease in ProductCenter service revenue was attributed to our decreased license revenue. ProductCenter maintenance revenue increased by 1% in 2007 and Consulting revenue decreased by 3% due to a reduced number of new customer installations in fiscal year 2007.

Consulting/training is a very minor component of our Cadra and AMT product lines.

The 12.4% decline in service revenue for our Cadra product line was due to the continued migration of the CAD marketplace from 2D CAD tools such as Cadra to 3D technologies. This migration has been going on for some time and is expected to continue. With the continued market acceptance of 3D technologies, our customers are reducing their utilization of Cadra and reducing their maintenance coverage or opting not to renew at all. For 2007 we experienced double digit decreases in maintenance revenue across all geographies with the exception of Germany which decreased 7%.

The 17.1% decline in service revenue for our AMT product line was part of the continued downward trend over the last five years for this technology. AMT's customers are primarily North American vendors to the major parts suppliers to the

American automotive industry. Our customers have experienced severe financial difficulty as the North American automotive industry has struggled with foreign competition, loss of market share, increasing costs and a myriad of other problems. These events have had a substantial detrimental impact on the revenue generated from this product line.

Product gross margin was 42.1% in fiscal 2007 as compared to 39.4% in fiscal 2006. This increase in product gross margin is the result of lower amortization in fiscal 2007 as the intangible costs related to our purchase of the ProductCenter technology were fully amortized. Product revenue decreased by 24% and cash expenses decreased by 9% in fiscal 2007 as compared to fiscal 2006.

Service gross margin was 80.9% in fiscal 2007 as compared to 82.5% in fiscal 2006. This decrease in service gross margin is a result of lower maintenance revenue in our Cadra and AMT productlines.

Research and Development expenditures totaled approximately $2.2 million in fiscal 2007 as compared to $2.8 million in fiscal 2006, a decrease of about 23%. These development expenditures were 19.6% of revenue in fiscal 2007 as compared to 22.6% in fiscal 2006. This decrease in total R&D expenditures was a result of the reduced headcount and salaries in order to keep expenses in line with our current revenue trends.

Selling and General and Administrative expenses for fiscal 2007 decreased by about $.6 million or about 9.6% from fiscal 2006. This decrease in expenses was a result of reduced headcount in order to keep expenses in line with our current revenue trends.

Interest expense in fiscal 2007 increased by approximately $242,000 or 20.5% from fiscal 2006. This was the direct result of continuous increases in the prime rate throughout the year. In fiscal 2007, our average outstanding debt was $13.9 million as compared to about $13.4 million in 2006, an increase of about 3.7%. The average interest rate for the current year on those borrowings was 10.5% as compared to about 9.0% in fiscal 2006, an increase of 16.7%.

The net loss for fiscal 2007 was about $(1.2) million as compared to approximately $(1.3) million in fiscal 2006. The net loss per share for fiscal 2007 was $(.10) as compared to $(.11) in fiscal 2006. The weighted average number of shares outstanding was 12.2 million in fiscal 2007 and 2006.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash position as of May 31, 2007 was $1,048,000. This represents an increase of $368,000 from the fiscal 2006 year-end balance of $680,000.

Included in the Company's results of operations are significant non-cash expenses related to amortization of intangibles resulting from prior year acquisitions, which totaled approximately $1.4 million in fiscal 2007 and $1.9 million in fiscal 2006.

For fiscal 2007, operating activities generated $313,000, investing activities used about $12,000 and financing activities provided about $112,000.

The Company's cash flow from operating activities in fiscal 2007 increased from 2006. The net loss together with non-cash expenses related to amortization of intangibles and depreciation generated cash of approximately $247,000; an increase in deferred revenue generated cash of $145,000; and all other changes had a net cash usage of $79,000. The increase in deferred revenue is the result of maintenance contracts being renewed in a more timely manner.

Investing activities utilized cash of $12,000 during fiscal 2007 related to normal capital expenditures. Lastly, during fiscal 2007 the Company utilized its credit facility to fund operations by borrowing $122,000 in excess of repayments.

At May 31, 2007, long-term obligations related exclusively to our outstanding debt totaled approximately $13.1 million. The Company is dependent on availability under its debt facilities and its cash flow from operations to meet its near term working capital needs and to make debt service payments. The monthly principal and interest payments are approximately $212,000 on these borrowings.

The Company currently funds its operations through a combination of cash flow from operations and its debt facilities with Greenleaf Capital. In fiscal 2007, the Company generated $313,000 from operations and it is management's intention to manage the business in order to achieve positive cash flows from operations in fiscal 2008. The Company has a $3.0 million Line of Credit through Greenleaf Capital which expires annually in June. As of May 31, 2007, approximately $579,000 was available under this facility which has been extended an additional year through June 2008. (See Note G to the Consolidated Financial Statements.)

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

The Company is exposed to changes in interest rates primarily as a result of its long-term debt requirements. The Company's interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Based on the debt balance at May 31, 2007, a hypothetical change in the interest rate of +2% or -2% would result in a hypothetical change to interest expense of about $271,000 and $(271,000), respectively.

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

We may not generate positive cash flow in the future. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for five of our last six fiscal years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

Decline in business conditions and Information Technology (IT) spending could cause further decline in revenue. The level of future IT spending remains uncertain as does the prognosis for the continued economic recovery in the manufacturing sector. If IT spending declines and/or the manufacturing sector experiences economic difficulty, the Company's revenues could be adversely impacted.

The Company is dependent on its lender for continued support. We have a strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing. Greenleaf Capital is the company's largest shareholder owning 44.6% and has been the company's sole debt provider since 1996. (See Note I to the Consolidated Financial Statements.)

The Company utilizes partnerships with various third party vendors and relies upon certain of their software and utilities to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solution. These agreements are subject to termination at will by the vendor and would require the Company to seek alternative methods of providing continuing support for it's existing customers and an alternative solution to meet the needs of prospective customers which could have a material effect on future performance. On July 20, 2007, the Company was informed that it's agreement with one such vendor, Parametric Technology Corporation (PTC) will not be extended beyond its renewal date of January 31, 2008. The Company is investigating and validating viable alternatives for our current and future customers who would require a Pro/ENGINEER integrator solution and we are also assessing the impact that this non-renewal will have on our current and future business. Approximately 60% of our current ProductCenter customer base utilizes our current Pro/ENGINEER integrator solution.

REVENUE DECLINE FOR CERTAIN PRODUCT LINES. We experienced revenue declines from 2006 to 2007 of 3.0% for our Cadra product line and 31.5% for our AMT product line. The declines for the same period for software maintenance revenue was about 12% and 17% respectively for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle.

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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 15, 2007, based on information furnished by them to the Company.

DIRECTORS

Ronald A. Elenbaas, 54, term expired in 2006; Mr. Elenbaas is currently Chairman of the Board of Humanex, LLC, a human resource strategic planning firm and am also the Chairman of the Board of the Ocean Reef Club. Mr. Elenbaas also serves on the Board of the Ocean Reef Medical Center as well as director of Greenleaf Trust. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation.Mr. Elenbaas was appointed a Director of the Company in September 1996.

William D. Johnston, 60, term expires in 2008; Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and lender to SofTech, Greenleaf Hospitality Group, Inc. a management company delivering management services to the host industry and Catalyst Development Co., L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

Timothy L. Tyler, 53, term expires in 2007; Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

Michael Elliston, 45, term expires in 2008; Mr. Elliston has served as Chief Accounting Officer of the Greenleaf Companies since June 2005. Prior to joining Greenleaf, Mr. Elliston was the Chief Financial Officer for Holly's, Inc. and GR Hospitality, Inc., Michigan based Companies that owned and managed hotels, since July 1991. Mr. Elliston was appointed a Director of the Company in March of 2007

Frederick A. Lake, 71, term expired in 2006; Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake's firm also serves as corporate counsel to the Greenleaf Companies. Mr. Lake was appointed a Director of the Company in July 2000.

Each member of the Board of Directors also serves on the Audit Committee of the Board of Directors. The Audit Committee recommends the engagement of the Company's independent accountants. In addition, the Audit Committee reviews comments made by the independent accountants with respect to internal controls and considers any corrective action to be taken by management; reviews internal accounting procedures and controls within the Company's financial and accounting staff; and reviews the need for any non-audit services to be provided by the independent accountants. Michael Elliston has been designated as the audit committee financial expert. Michael Elliston is independent of management.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                       Age            Position
--------------------------------------------------------------------------------

Jean J. Croteau             51            President
Victor G. Bovey             50            Vice President, Engineering
Amy E. McGuire              32            Chief Financial Officer

Executive officers of the Company are elected at the first Board of Directors meeting following the Stockholders' meeting at which the Directors are elected.

The following provides biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-KSB:

Jean Croteau was appointed President in January of 2007. He was formerly the Vice President, Operations from July 2001 to January 2007. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined SofTech in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

Victor G. Bovey was appointed Vice President of Engineering of the Company in March 2000. He started with the Company in November 1997 as Director of Product Development. Prior to his employment with SofTech he was employed for thirteen years with CIMLINC Incorporated in various engineering and product development positions.

Amy E. McGuire was appointed Chief Financial Officer in January of 2007. She joined SofTech in 2002 when Workgroup Technology Corporation ("WTC") was acquired and became Corporate Controller on August 1, 2004. She was employed by WTC for 5 years prior to that acquisition.

Joseph P. Mullaney was appointed President and Chief Operating Officer in June 2001. Previously he served as Vice President, Treasurer, and Chief Financial Officer of the Company from November 1993 to June 2001. He joined the Company in May 1990 as Assistant Controller and was promoted to Corporate Controller in June 1990. Prior to his employment with SofTech he was employed for seven years at the Boston office of Coopers & Lybrand LLP (now PriceWaterhouseCoopers LLP) as an auditor in various staff and management positions. Joseph Mullaney resigned his position January of 2007.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on written representations that no other reports were required, during the fiscal year ended May 31, 2007, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors were not paid any fees or additional compensation for service as members of the Board of Directors or any committee thereof.

Pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of Common Stock of the Company. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. No new options could be granted under this Plan after 2004. No option awards were made in fiscal 2007.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to the President and Chief Executive Officer of the Company and each of the Company's two other most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2005, 2006 and 2007 fiscal years for services in all capacities to the Company.


                    Annual Compensation            Long Term Compensation Awards
                    -------------------            -----------------------------
Name and                                    Other Annual Securities  All Other
Principal Fiscal                            Compensation Underlying Compensation
Position  Year        Salary($)   Bonus($)     ($)       Options(#)    (1)(2)
--------------------------------------------------------------------------------
Jean Croteau -
President
           2007        186,437     53,330        --        --          4,219
           2006        170,321     65,972        --        --          4,245
           2005        163,770     45,000        --        --          1,558


Victor G. Bovey -
Vice President, Research & Development
           2007        120,800         --        --        --          2,416
           2006        142,744         --        --        --          2,736
           2005        137,917         --        --        --          2,758


Amy E. McGuire -
Chief Financial Officer
           2007         85,667      3,500        --        --          1,783

Joseph P. Mullaney(4)-
Former President and COO (Resigned January 2007)
           2007        156,240                                    (3) 12,500
           2006        234,000     21,000        --        --     (3) 16,007
           2005        225,300     60,000        --        --     (3) 13,489


(1) Includes amounts deferred by Messrs. Mullaney, Bovey, Croteau and McGuire under the Company's 401(k) plan.

(2) Except as otherwise noted, amounts listed in this column reflect the Company's contributions to each of the Named Executive's accounts under the Company's 401(k) plan.

(3) Includes imputed compensation related to the non-interest bearing note receivable described in Note K to the financial statements.


OPTION GRANTS IN THE LAST FISCAL YEAR

No stock appreciation rights ("SARs") or options to purchase Company stock have been granted to the Named Executive Officers of the Company during fiscal year 2007.

AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND OPTION VALUE AT MAY 31, 2007.

        The following table sets forth certain information concerning the number and value of unexercised options held by the President and each Named Executive.

                                                                              VALUE OF UNEXERCISED
                     NUMBER OF                  NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                  SHARES ACQUIRED   VALUE       OPTIONS AT MAY 31, 2007        AT MAY 31, 2007 ($)      EXERCISE  EXPIRATION
NAME               ON EXERCISE    REALISED($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)   PRICE      DATE
JOSEPH P. MULLANEY     --            --            60,000/40,000                   600/400                 .90     8/19/12
VICTOR G. BOVEY        --            --               15,000/0                      150/0                  .90    11/28/11
JEAN CROTEAU           --            --               50,000/0                      500/0                  .90    11/28/11


(1) Market value of underlying securities at May 31, 2007 based on a per share value of $.10 less the aggregate exercise price.

EMPLOYMENT CONTRACTS

The Company does not have employment contracts with its Named Executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2007.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

Information concerning beneficial ownership of the Company's Common Stock, as of August 17, 2007, for (i) each person named in the "Summary Compensation Table" below as a Named Executive of the Company during the fiscal year ended May 31, 2007, (ii) each Director and each of the Company's nominees to the Board of Directors and (iii) all Directors and executive officers of the Company as a group is set forth below.

                                                               Percentage of
                                                             Outstanding Common
                                 Shares of Common Stock      Stock Beneficially
                                 Beneficially Owned as          Owned as of
Name of Beneficial Owner         of August 17, 2007 (1)      August 17, 2007 (2)
--------------------------------------------------------------------------------
Joseph P. Mullaney                     174,319(3)                  1.4%
Jean Croteau                            50,000(3)                    *
Victor G. Bovey                         35,350(3)                    *
William Johnston                     5,441,443(3)(4)              44.5
Timothy L. Tyler                        13,200(3)                    *
Ronald Elenbaas                         55,900(3)                    *
Frederick Lake                          14,200(3)                    *
All Directors and executive
officers as a group (8 persons)      5,784,412                   46.6%


*       Less than one percent (1%).
(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) There were 12,213,236 shares outstanding on August 17, 2007. In addition, 198,800 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 17, 2007 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.
(3) Includes shares issuable under stock options as follows: Mr. Mullaney - 80,000; Mr. Croteau - 50,000; Mr. Bovey - 15,000; Mr. Johnston - 13,200;
        Mr. Tyler - 13,200; Mr. Elenbaas - 13,200; and Mr. Lake - 14,200.
(4) Mr. Johnston's business address is Greenleaf Capital, 100 West Michigan Ave., Kalamazoo, Michigan, 49007.
(5) Includes 198,800 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

As disclosed in Note H and I to the Company's 2007 Annual Report on Form 10-KSB, the Company has entered into various financing arrangements with Greenleaf Capital over the last several years. Greenleaf Capital is the Company's primary source of capital. William D. Johnston, a director of SofTech since September 1996, is the President and sole principal of Greenleaf Companies. The Company paid Greenleaf Capital approximately $1.6 million and $1.7 million in fiscal 2007 and 2006, respectively, in finance charges and management fees. Greenleaf Trust also serves as the trustee and investment advisor for the Company's 401-K Plan.

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

        (23)(i) Consent of Vitale, Caturano & Company Ltd., filed herewith.

        (31) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        (32) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

The Company filed a Form 8-K on April 16, 2007 regarding its press release of third quarter fiscal 2007 results.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's for the years ended May 31,:

                                              2007               2006
                                            --------          --------
Audit and quarterly review fees (1)         $ 98,000          $ 96,000
Tax related fees (2)                          20,000            20,000
                                            --------          --------
Total fees                                  $118,000          $116,000

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

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SofTech, Inc.

We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the years ended May 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SofTech, Inc. and subsidiaries as of May 31, 2007, and the consolidated results of its operations and its consolidated cash flows for the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, effective June 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R " Share-Based Payment".




/s/ Vitale, Caturano & Company LTD.

Boston Massachusetts
July 20, 2007

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For Fiscal Years Ended May 31,


                                         2007           2006
                                        --------    --------
                              (in thousands, except per share data)

Revenue:
Products                                $  2,602    $  3,432
Services                                   8,447       9,046
                                        --------    --------
Total Revenue                             11,049      12,478
                                        --------    --------

Cost of Revenue:
Cost of products sold: materials              90         208
Cost of product sold: amortization of
   capitalized software costs and
   other intangible assets                 1,416       1,872
Cost of services provided                  1,615       1,586
                                        --------    --------

Total Cost of Revenue                      3,121       3,666
                                        --------    --------

Gross margin                               7,928       8,812

Research and development                   2,164       2,816
Selling, general and administrative        5,526       6,111
                                        --------    --------
Income (Loss) from operations                238        (115)

Interest expense, net                      1,449       1,207
                                        --------    --------
Loss before income taxes                  (1,211)     (1,322)
Provision for income
   taxes                                      11          10
                                        --------    --------
Net Loss                                $ (1,222)   $ (1,332)
                                        ========    ========
Per Common Share Data:

Net Loss - basic and diluted            $   (.10)   $   (.11)
                                        ========    ========

Weighted Average Shares Outstanding,
         basic and diluted                12,213      12,205
                                        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2007

(in thousands, except share and per share data)

Assets:
Current assets:
Cash and cash equivalents                             $  1,048
Accounts receivable (less allowance for
   uncollectible accounts of $4)                         1,496
Prepaid expenses and other assets                          476
                                                      --------
                     Total current assets                3,020

                                                      --------
Property and equipment, at cost:
Data processing equipment                                3,392
Office furniture                                           553
Leasehold improvements                                     189
                                                      --------


Total property and equipment                             4,134
Less accumulated depreciation and amortization          (3,909)
                                                      --------

Property and equipment, net                                225
                                                      --------
Other assets:
Capitalized software costs, net of amortization of
$13,566                                                  1,863
Goodwill                                                 4,600
Other assets                                               136
                                                      --------
Total Assets                                             9,844
                                                      ========

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable                                           300
Accrued expenses                                           869

Deferred revenue                                         3,568
Current portion of long term debt
         with related party                                610
Current portion of capital lease                            31

                                                      --------
Total current liabilities                                5,378


Long-term liabilities:
Long term debt with related party,
   less current portion                                 13,078
Long-term capital lease,
   Less current portion                                     82
                                                      --------
Total long-term liabilities                             13,160

Total liabilities
                                                        18,538
                                                      --------
Commitments and Contingencies (Note J)

Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000
         shares; issued 12,213,236                       1,221
Capital in excess of par value                          18,037
Accumulated deficit                                    (27,603)
Accumulated other comprehensive income (loss)             (349)
                                                      --------
Total stockholders' deficit                             (8,694)
                                                      --------
Total Liabilities and Stockholders' Deficit           $  9,844
                                                      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                         For Fiscal Years Ended May 31,



                                               2007        2006
                                             --------    --------
                                       (in thousands, except share data)
Common Stock:
Balance at beginning of year                 $  1,221    $  1,220
   Shares issued                                    0           1
                                             --------    --------
Balance at end of year                          1,221
                                                            1,221
                                             --------    --------
Capital in Excess of Par Value:                18,037      18,037
                                             --------    --------
Accumulated Deficit:
Balance at beginning of year                  (26,381)    (25,049)
  Net loss                                     (1,222)     (1,332)
                                             --------    --------
Balance at end of year                        (27,603)    (26,381)
                                             --------    --------
Accumulated other comprehensive loss:
Balance at beginning of year                     (294)       (283)
  Foreign currency translation adjustments        (55)        (11)
                                             --------    --------
Balance at end of year                           (349)       (294)
                                             --------    --------

Total stockholders' deficit at
   end of year                               $ (8,694)   $ (7,417)
                                             ========    ========
Comprehensive Loss
  Net loss                                   $ (1,222)   $ (1,332)
  Foreign currency translation adjustments        (55)        (11)
                                             --------    --------

Total comprehensive loss                     $ (1,277)   $ (1,343)
                                             ========    ========
Outstanding Shares:
Balance at beginning of year                   12,213      12,205
Shares issued                                       0           8
                                             --------    --------
Balance at end of year                         12,213      12,213
                                             --------    --------




The accompanying notes are an integral part of the consolidated financial statements.

                                  SOFTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For Fiscal Years Ended May 31,

                                                  2007      2006
                                                -------    -------
(in thousands)
Cash flows from operating activities:
Net loss                                        $(1,222)   $(1,332)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Depreciation and amortization                   1,469      1,936
  Change in operating assets and liabilities:
  Accounts receivable                               161        (39)
  Prepaid expenses and other assets                (158)        31
  Accounts payable and accrued expenses             (82)        (1)
  Deferred revenue                                  145       (596)
                                                -------    -------
Total adjustments                                 1,535      1,331
                                                -------    -------

Net cash provided by (used in) operating
  activities                                        313         (1)
                                                -------    -------
Cash flows from investing activities:
  Payments for WTC shares tendered during
         this period                               --          (18)
  Capital expenditures                              (12)       (39)
                                                -------    -------

Net cash used in investing activities               (12)       (57)
                                                -------    -------
Cash flows from financing activities:
  Borrowings under debt agreements                1,750      2,100
  Repayments under debt agreements               (1,628)    (1,746)
  Repayments under capital lease                    (10)      --
                                                -------    -------

Net cash provided by financing
  activities                                        112        354
                                                -------    -------
Effect of exchange rates on cash                    (45)       (15)
                                                -------    -------
Net increase in cash and cash equivalents           368        281
Cash and cash equivalents, beginning of year        680        399
                                                -------    -------
Cash and cash equivalents, end of year          $ 1,048    $   680
                                                =======    =======

Supplemental disclosures of cash flow information:

Interest paid                                   $1,448     $1,186
Non-cash acquisition on capital lease           $  123        --
Income taxes paid                               $    1     $   10



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

The Company's revenue is derived almost entirely from technology acquisitions completed between 1997 and 2002. As of May 31, 2007 approximately 66% of its assets are composed of intangible assets related to these acquisitions. For the fiscal year ended May 31, 2007, the amortization of these intangible assets was approximately 53% of its total expenses and 70% of its revenue.

Although the Company has incurred operating losses during each of the last six years, we have generated positive cash flow from operations in five out of the six years. The year we failed to generate positive cash flow, we were break even.

Based on our year end cash balance of more than $1 million, our long history of generating positive cash flow from operations, available borrowings on our existing line of credit, our solid relationship with our lender and our budget for 2008, we believe we have sufficient liquidity to meet our obligations for at least the next year.


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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts at May 31, 2007 totaled $253,000.

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

                                       Charged
                           Balance,    to Costs                Balance,
For the Years              Beginning   and       Bad Debt      End of
Ended May 31,              of Period   Expenses  Write-offs    Period

2006                       $45,000      23,000    $ 42,000    $ 26,000

2007                        26,000        --        22,000       4,000


PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

      Data processing equipment           2-5 years
      Office furniture                    5-10 years
      Leasehold improvements              Lesser of useful life or life of lease

Depreciation expense, including amortization of assets under capital lease, was approximately $53,000 and $64,000, for fiscal 2007 and 2006, respectively.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2006 or 2007. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the year ended May 31, 2007 and 2006 was $1,416,000 and $ 1,872,000, respectively.

Research and development expense for the years ended May 31, 2007 and 2006 was $2,164,000 and $2,816,000, respectively.

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

As of May 31, 2007, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2007. The interest rate on the Company's debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on its debt facilities to be reasonable based on the Company's revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company's revenue is derived from customers for which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer's credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company's provision for uncollectible accounts has been nominal for both fiscal year 2007 and 2006.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (England, France, Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2007 and 2006, but were not significant.

COMPREHENSIVE INCOME:

Financial Accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company's comprehensive income items include foreign translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income has been included in the consolidated Statement of Changes in Stockholders' Deficit and Comprehensive Loss for all periods.

NET INCOME (LOSS) PER COMMON SHARE:

The basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" were 12,213,236 and 12,213,236 during fiscal years 2007 and 2006, respectively.

After the application of assumed proceeds, options to purchase shares of common stock of 19,060 and 130,128 respectively, have been excluded from the denominator for the computation of diluted earnings per share in fiscal 2007 and 2006, respectively, because their inclusion would be antidilutive.

STOCK BASED COMPENSATION:

         Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123R") which requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

         To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded from adoption of this Statement in the current year was nominal.

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

         Prior to adoption, the Company followed SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to SFAS Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123 and 148 for periods as required prior to June 1, 2006. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, for the comparable periods in fiscal 2006, the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:



      (in thousands, except per share data)                     May 31, 2006
      --------------------------------------------------------------------------
          Net loss - as reported                                  $(1,332)
          Stock-based compensation expense determined
                   under fair value based method                       (3)
                                                                   -------
          Net loss - pro forma                                     (1,335)
                                                                   =======
          Loss per share - diluted - as reported                     (.11)
          Loss per share - diluted - pro forma                       (.11)

The Company's 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at May 31, 2007:


                                            WEIGHTED           AVERAGE
                                        WEIGHTED AGERAGE      REMAINING
                         NUMBER OF        EXERCISE PRICE     CONTRACTUAL         AGGREGATE
                         OPTIONS            PER SHARE       LIFE IN YEARS     INTRINSIC VALUE
-------------------- ------------------ ------------------ ----------------- ------------------
Outstanding at
May 31, 2006             323,000             $ .58              4.65            $ 152,070
-------------------- ------------------ ------------------ ----------------- ------------------
Granted                      -                  -
-------------------- ------------------ ------------------ ----------------- ------------------
Exercised                    -                  -
-------------------- ------------------ ------------------ ----------------- ------------------
Forfeited or
expired                   (85,000)           $.98
-------------------- ------------------ ------------------ ----------------- ------------------
Outstanding at
May 31, 2007              238,000            $.45               4.61            $ 84,594
-------------------- ------------------ ------------------ ----------------- ------------------
Exercisable at
May 31, 2007              210,800            $.49               4.49            $ 83,840
-------------------- ------------------ ------------------ ----------------- ------------------

The following table summarizes the information related to non-vested stock option awards outstanding as of May 31, 2007:

--------------------------------- ------------------------------ ------------------------------
                                                                  WEIGHTED AVERAGE GRANT DATE
                                        NUMBER OF OPTIONS            FAIR VALUE PER SHARE
--------------------------------- ------------------------------ ------------------------------
Non-vested at May 31, 2006                   59,800                          $ .03
--------------------------------- ------------------------------ ------------------------------
Granted                                         -
--------------------------------- ------------------------------ ------------------------------
Vested                                      (27,800)                         $.04
--------------------------------- ------------------------------ ------------------------------
Forfeited                                    (4,800)                         $.08
--------------------------------- ------------------------------ ------------------------------
Non-vested at May 31, 2007
                                             27,200                          $.05
--------------------------------- ------------------------------ ------------------------------


As of May 31, 2007, the remaining prospective pre-tax cost of non-vested stock option employee compensation was $1 which will be expensed on a pro rata basis over the next two years.


NEW ACCOUNTING PRONOUNCEMENTS:

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.


 In February 2007, the FASB issued Statement of Financial Standards No. 159 ("FASB 159"), "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115". This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.


C. LIQUIDITY

The Company generated $313,000 flow from operations in fiscal 2007 and has generated a total of $2.6 million of cash from operations in the six previous fiscal years after restructuring its operation at the beginning of fiscal 2002. The fiscal 2002 restructuring was necessitated by significant cash losses from operations for four consecutive fiscal years from 1998 through 2001 which totaled approximately $4.5 million.

While the improved performance detailed above represents significant operational improvement, the Company remains a highly leveraged operation that is dependent on cash flow from operations and its debt facilities with Greenleaf Capital to fund operations.

Although the Company believes its current cost structure together with reasonable revenue run rates based on historical performance will continue to generate positive cash flow through at least fiscal 2008, the current economic environment especially in the manufacturing sector makes forecasting revenue based on historical models difficult and somewhat unreliable. The Company is continuing to seek out market opportunities by expanding the reach of its technology to new markets to grow its revenue base.

D. INCOME TAXES:

The provision for income taxes includes the following:

For Years ended May 31, (in thousands)      2007                  2006
--------------------------------------------------------------------------------

          Federal                           $ --                 $ --
          Foreign                             --                   --
          State and Local                     11                   10
                                            ----                 ----
                                              11                   10
          Deferred                            --                   --
                                            ----                 ----
                                            $ 11                 $ 10
                                            ====                 ====

The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

                            2007            2006
                          -------         -------
               Domestic   $(1,295)        $(1,155)
               Foreign         84            (167)
                          -------         -------
                          $(1,211)        $(1,322)
                          =======         =======

At May 31, 2007, the Company had net operating loss carryforwards of $21.5 million that begin expiring in 2013, And are available to reduce future taxable income. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2007.

The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,                 2007      2006
--------------------------------------------------------------------------------
Statutory rate                               (34)%    (34)%
Valuation reserve                             34       34
                                              --       --
Effective tax rate                             0%       0%
                                             ===      ===

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)                                               2007         2006
-------------------------------------------------------------------------------
Deferred tax assets (liabilities):

        Net operating loss carryforwards                  $  7,319     $  6,776
        Tax credit carryforwards                               200          200
        Receivable allowances                                    1            1
        Vacation pay accrual                                    29           22
        Other accruals                                          61           70
        Depreciation                                            (4)          (3)
        Differences in book and tax basis of assets
          of acquired businesses                             3,212        3,365
                                                          --------     --------
     Deferred tax assets                                    10,818       10,431
     Less: valuation allowance                             (10,818)     (10,431)
                                                          --------     --------
     Net deferred tax assets recognized                   $      0     $      0
                                                          ========     ========

        Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2007 ($387,000) and fiscal 2006 $134,000.

E. EMPLOYEE RETIREMENT PLANS:

The Company has one Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee's voluntary contributions. The aggregate expense related to this employer match for fiscal 2007 and 2006 was $74,000 and $91,000, respectively.


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

                            2007              2006
                          --------         --------
Revenue:


North America             $  8,088         $  9,755
Asia                         1,136            1,197
Europe                       2,109            2,360
Eliminations                  (284)            (834)
                          --------         --------
Consolidated Total        $ 11,049         $ 12,478
                          ========         ========

                           2007
                          ------
Long-Lived Assets:
North America             $6,645
Europe                       179
                          ------
Consolidated Total        $6,824
                          ======

Foreign revenue is based on the country in which the sale originates. Revenue from Germany was 10% and 11% of total consolidated revenue in fiscal years 2007 and 2006. No other customer or foreign country accounted for 10% or more of total revenue in fiscal 2007 or 2006.

G. DEBT OBLIGATION WITH RELATED PARTY:

Debt obligations of the Company consist of the following obligations at May 31, 2007 (in thousands):


$15,000 Promissory Note                $ 11,267

$3,000 Revolving Line of Credit           2,421
                                       --------
                                         13,688

Less current portion                       (610)
                                       --------
                                       $ 13,078
                                       ========

During fiscal 2000, the Company entered into a $11 million borrowing arrangement ("Promissory Note") with Greenleaf Capital ("Greenleaf"). On November 8, 2002, the Company amended the Promissory Note. Under the amended agreement the Company increased its borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 3.0%. During fiscal 2006 the rate has increased following changes in the prime rate. Effective April 12, 2006, the interest rate was adjusted to 10.0% to reflect the increase in the prime rate. In September 2006, the most recent change, the interest rate was adjusted to 10.5%. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $11,267,000 due in a single payment in June 2008. The Promissory Note expires on June 12, 2008.

In addition, the Company has a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet the Companies short term capital needs. The interest rate on the Revolving Line of Credit is Prime Rate plus 3.0%. Amounts borrowed under this facility are due annually in June unless otherwise extended. As discussed further below, the due date of the revolving line of credit was extended subsequent to year end.

During fiscal year 2000, the Company entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement the Company has the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

On June 1, 2007, the Company and Greenleaf agreed to extend the due date on the revolving line of credit to June 2008. Annual maturities of debt obligations for fiscal years ended May 31, as amended, are as follows: 2008 - $610,000 and 2009- $13,078,000.

H. RELATED PARTY TRANSATIONS:

The Company is dependent upon Greenleaf for all of its funding needs. The Company currently funds its operations through a $3.0 million Line of Credit facility as described in Note G above that expires annually in June. In addition, the Company has a senior credit facility with Greenleaf as described in Note G above. Greenleaf's President serves as the Chairman of the Board for the Company. In addition, Greenleaf provides advisory services and its President and its Chief Accounting Officer serve as Board members to the Company. Greenleaf is the Company's largest shareholder owning approximately 45% of its outstanding shares. The Company paid Greenleaf a management fee of approximately $519,000 in fiscal 2007 and $443,000 in fiscal 2006 in exchange for these services. The Greenleaf management and advisory fee has been included in SG&A expense.

William D. Johnston, a director of SofTech since September 1996, is the sole principal and the President of Greenleaf. Management recommended and the Board of Directors, other than Mr. Johnston who abstained from such vote, unanimously approved all transactions with Greenleaf.

I. LEASE COMMITMENTS:

      OPERATING LEASES

The Company conducts its operations in office facilities leased through October 2008. Rental expense for fiscal years 2007 and 2006 was approximately $450,000 and $469,000, respectively.

At May 31, 2007, minimum annual rental commitments under noncancellable leases were as follows:


                             Gross
      Fiscal Year          Commitment
      -----------          ----------
         2008                282,000
         2009                 26,000


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

         CAPITAL LEASES

In February 2007, the company entered into a capital lease agreement with CitiCapital for a term of 48 months with a $1 purchase option. The lease incurs interest using the straight line method. The assets are amortized over the life of the lease and amortization of the assets is included in depreciation expense for fiscal year 2007.


Computer equipment                  123,005
Less amortization                   (10,250)
                                     ------

                                    112,755

Minimum future lease payments under the capital lease as of May 31, 2007.

2008                                  36,411
2009                                  36,411
2010                                  36,411
2011                                  24,273

Minimum lease payment                133,506
Amount representing Interest         (20,751)

Present Value of Minimum             112,755
lease payments

J. NOTE RECEIVEABLE:

Joseph Mullaney, the Company's former Chief Executive Officer, has been extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by all Company shares and stock options held by that officer. The Company has accounted for the note as a fixed arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SofTech, Inc.


                            By /S/ Amy E. McGuire
                               -----------------------
                               Amy E. McGuire, CFO

                            Date: August 29, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                      Date
    ----------------------------------------------------------------------------

     /S/ Jean J. Croteau       President                                 8/29/07
    ----------------------
         Jean J. Croteau


    /S/ Amy E. McGuire         Chief Financial Officer                   8/29/07
    ----------------------
        Amy E. McGuire


    /S/ Ronald A. Elenbaas      Director                                 8/29/07
    ----------------------
        Ronald A. Elenbaas

    /S/ William Johnston        Director                                 8/29/07
    ----------------------
        William Johnston

    /S/ Timothy Tyler           Director                                 8/29/07
    ----------------------
        Timothy Tyler

    /S/ Michael D. Elliston     Director                                 8/29/07
    ----------------------
        Barry Bedford

    /S/ Frederick A. Lake       Director                                 8/29/07
    ----------------------
        Frederick A. Lake