Form 10QSB
period 2007-08-31
SOFTECH INC
filed 2007-10-15
CIK 354260

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               ------------------


  For the Quarter Ended                                Commission File Number
    August 31, 2007                                           0-10665

                                  SOFTECH, INC.

 State of Incorporation                              IRS Employer Identification
    Massachusetts                                            04-2453033

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

The number of shares outstanding of registrant's common stock at October 1, 2007 was 12,213,236 shares.

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
                                                                     -----------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets -
             August 31, 2007 and May 31, 2007                            3

            Consolidated Condensed Statements of Operations -
             Three Months Ended August 31, 2007 and 2006                 4

            Consolidated Condensed Statements of Cash Flows -
             Three Months Ended August 31, 2007 and 2006                 5

            Notes to Consolidated Condensed Financial Statements        6-11

   Item 2.  Management's Discussion and Analysis of Operations         12-16

   Item 3.  Controls and Procedures                                     16


PART II.    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                            17

                                                                     Form 10-QSB
                                                                          Page 3

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                             (dollars in thousands)

                                                   August 31,
                                                      2007
                                                    --------

ASSETS
------

Cash and cash equivalents                           $    940

Accounts receivable, net                               1,354

Prepaid and other assets                                 447
                                                    --------

Total current assets                                   2,741
                                                    --------

Property and equipment, net                              207

Capitalized software costs, net                        1,509

Goodwill, net                                          4,600

Other assets                                             136
                                                    --------

TOTAL ASSETS                                        $  9,193
                                                    ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable                                    $    258

Accrued expenses                                         725

Deferred maintenance revenue                           3,257

Current portion of capital lease                          31

Current portion of long term debt                        657
                                                    --------

Total current liabilities                              4,928
                                                    --------

Capital lease, net of current portion                     74

Long-term debt, net of current portion                12,885
                                                    --------

Total long-term liabilities                           12,959

Stockholders' deficit                                 (8,694)
                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  9,193
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


                                                                                           Form 10-QSB
                                                                                                Page 4

                                    SOFTECH, INC. AND SUBSIDIARIES
                                    ------------------------------
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           -----------------------------------------------


                                                             (in thousands, except for per share data)
                                                                         Three Months Ended
                                                             -----------------------------------------

                                                                  August 31,               August 31,
                                                                    2007                     2006
                                                             -------------------    ------------------
Revenue

  Products                                                   $               477    $              388

  Services                                                                 2,239                 2,108
                                                             -------------------    ------------------

Total revenue                                                              2,716                 2,496

Cost of products sold: materials                                              14                     6

Cost of product sold: amortization of capitalized software costs             354                   354

Cost of services provided                                                    436                   394
                                                             -------------------    ------------------

Gross margin                                                               1,912                 1,742

Research and development expenses                                            447                   705

Selling, general and administrative                                        1,105                 1,435
                                                             -------------------    ------------------

Income (Loss) from operations before interest expense                        360                  (398)

Interest expense                                                             359                   340
                                                             -------------------    ------------------

Net Income (Loss)                                            $                 1    $             (738)
                                                             ===================    ==================
Basic and diluted net loss per common share                  $              0.00    $            (0.06)
Basic Weighted average common shares outstanding                          12,213                12,213
Diluted Weighted average common shares outstanding                        12,245                12,213


               See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 5

                         SOFTECH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                         (dollars in thousands)
                                                           Three Months Ended
                                                       ------------------------
                                                        August 31,   August 31,
                                                          2007         2006
                                                       -----------  -----------

Cash flows from operating activities:
  Net Income                                           $         1  $      (738)
                                                       -----------  -----------

Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization                              373          367
Change in current assets and liabilities:
    Accounts receivable                                        142          342
    Prepaid expenses and other assets                           29          (35)
    Accounts payable and accrued expenses                     (186)        (126)
    Deferred maintenance revenue                              (311)        (401)
                                                       -----------  -----------

Total adjustments                                               47          147
                                                       -----------  -----------


Net cash provided by (used in) by operating activities          48         (591)
                                                        ----------  -----------

Cash flows used by investing activities:
    Capital expenditures                                         -          (10)
                                                        ----------  -----------

Net cash used by investing activities                            -          (10)
                                                        ----------  -----------

Cash flows from financing activities:
  Borrowings under debt agreements                               -        1,000
  Repayments under debt agreements                            (146)        (675)
  Repayments under capital lease                                (8)           -
                                                        ----------  -----------

Net cash (used in) provided by financing activities           (154)         325
                                                       -----------  -----------

Effect of exchange rates on cash                                (2)           -
                                                       -----------  -----------

Decrease in cash and cash equivalents                         (108)        (276)

Cash and cash equivalents, beginning of period               1,048          680
                                                       -----------  -----------

Cash and cash equivalents, end of period               $       940  $       404
                                                       ===========  ===========


See accompanying notes to consolidated condensed financial statements.

                                                                     Form 10-QSB
                                                                          Page 6

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

(A) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company's financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2007 Annual Report on Form 10-KSB.

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

        CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

        The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2007 or 2006. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three month periods ended August 31, 2007 and 2006 were $354,000.

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

        STOCK BASED COMPENSATION

        Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS 123R") which requires all share-base payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

        To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded in the current quarter was nominal. No stock options were granted during the period ended August 31, 2007.

        The Company's 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

        The following table summarizes information for stock options outstanding and exercisable at August 31, 2007:


                                                      WEIGHTED
                                   WEIGHTED AVERAGE   AVERAGE
                                    EXERCISE PRICE   REMAINING       AGGREGATE
                        NUMBER OF         PER       CONTRACTUAL      INTRINSIC
                         OPTIONS         SHARE     LIFE IN YEARS       VALUE
                        -----------   -----------   -----------    -----------
Outstanding at May
31, 2007                    238,000   $       .49          4.69    $     1,770
                        -----------   -----------   -----------    -----------
Granted                          --            --
                        -----------   -----------   -----------    -----------
Exercised                        --            --
                        -----------   -----------   -----------    -----------
Forfeited or
expired                                        --
                        -----------   -----------   -----------    -----------
Outstanding at
August 31, 2007
                            238,000   $       .45          4.36    $     3,540
                        -----------   -----------   -----------    -----------
Exercisable at
August 31, 2007
                            230,800   $       .45          4.30    $     3,540
                        -----------   -----------   -----------    -----------

                                                                     Form 10-QSB
                                                                          Page 8

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


        The following table summarizes the information related to non-vested stock option awards outstanding as of August 31, 2007:

--------------------------------------------------------------------------------
                                                     WEIGHTED AVERAGE GRANT DATE
                                 NUMBER OF OPTIONS       FAIR VALUE PER SHARE
--------------------------------------------------------------------------------

Non-vested at May 31, 2007            27,200                 $   .03
--------------------------------------------------------------------------------
Granted                                    -
--------------------------------------------------------------------------------
Vested                               (20,000)                $   .03
--------------------------------------------------------------------------------
Forfeited                                  -
--------------------------------------------------------------------------------
Non-vested at August 31, 2007          7,200                 $   .03
--------------------------------------------------------------------------------

        As of August 31, 2007, the remaining prospective pre-tax cost of non-vested stock option employee compensation was $1,000 which will be expensed on a pro rata basis going forward.

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

        NEW ACCOUNTING PRONOUNCEMENTS:

        FIRST QUARTER DISCLOSURE FOR FIN 48

        In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely -than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

        Effective June 1, 2007, the Company has adopted the provisions of FIN
        48. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

        The Company is currently subject to audit by the Internal Revenue Service for the fiscal years ended 2004, 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the fiscal years ended 2004, 2005 and 2006.

        The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of May 31, 2007 and August 31, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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


(C)     LIQUIDITY

        As of August 31, 2007, the Company had cash of $940,000, a decrease of $108,000 from May 31, 2007. Operating activities generated $48,000 of cash during the first three months of the fiscal year. At August 31, 2007, the Company had available borrowings on its debt facilities of approximately $579,000.

        The Company believes its cost structure subsequent to the cost reduction actions during Q207 together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2008. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

(D)     BALANCE SHEET COMPONENTS

        Details of certain balance sheet captions are as follows (000's):

                                                          August 31,
                                                             2007
                                                         -----------

              Property and equipment                     $     4,143
              Accumulated depreciation
                and amortization                              (3,936)
                                                         -----------
              Property and equipment, net                $       207
                                                         -----------

              Common stock, $.10 par value               $     1,221
              Capital in excess of par value                  18,037
              Accumulated deficit                            (27,602)
              Accumulated other comprehensive income            (350)
                                                         -----------
              Stockholders' deficit                      $    (8,694)
                                                         -----------

                                                                     Form 10-QSB
                                                                         Page 10

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


(E)     LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding. At August 31, 2007 61,000 stock option shares have been excluded from the denominator for the computation of diluted earnings per share because their inclusion would be antidilutive. The weighted average shares outstanding are as follows (000's):


                                                       Three Month Periods Ended
                                                               August 31,
                                                          2007            2006
                                                         ------          ------
        Basic weighted average shares outstanding        12,213          12,213
        Incremental shares from dilutive options             32             ---
                                                         ------          ------
        Weighted average of diluted shares outstanding   12,245          12,213
                                                         ======          ======

(F)     COMPREHENSIVE INCOME/LOSS

        The Company's comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities the comprehensive loss was as follows (000's):

                                                       Three Month Periods Ended
                                                               August 31,
                                                          2007            2006
                                                         ------          ------
        Net income (loss)                                $    1          $ (738)
        Changes in:
        Foreign currency translation adjustment               1              (2)
                                                         ------          ------
        Comprehensive income (loss)                      $    2          $ (740)
                                                         ======          ======

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


                                         Three Months Ended   Three Months Ended
                                             August 31,            August 31,
         Revenue:                               2007                 2006
                                         ---------------------------------------
         North America                        $ 2,079              $ 1,734
         Asia                                     280                  314
         Europe                                   581                  493
         Eliminations                            (224)                 (45)
                                              -------              -------
         Consolidated Total                   $ 2,716              $ 2,496
                                              -------              -------


                                             August 31,
                                                2007
         Long Lived Assets:
         North America                        $ 6,307
         Europe                                   145
                                              -------
         Consolidated Total                   $ 6,452
                                              -------

                                                                     Form 10-QSB
                                                                         Page 12

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------

        The statements made below with respect to SofTech's outlook for fiscal 2008 and beyond represent "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company's technologies, maintaining existing relationships with the Company's lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.


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

RESULTS OF OPERATIONS
Revenue for the three month period ended August 31, 2007 was approximately $2.7 million as compared to approximately $2.5 million for the same periods in the prior fiscal year. This represents an increase of 8.8% for the first quarter of fiscal 2008.

Product revenue for the three month period ended August 31, 2007 was approximately $477,000 as compared to $388,000 for the same period in the prior fiscal year. This represents an increase of 22.9% for Q1 2008. The majority of the product revenue increase for the quarter ended August 31, 2007 as compared to the same period in fiscal 2007 was related to an increase in order flow from the ProductCenter and Cadra product lines.

Service revenue for the three month period ended August 31, 2007 was approximately $2.2 million as compared to approximately $2.1 million for the same period in fiscal 2007. This represents an increase of 6.2% for Q1 2008 as compared to the same period in fiscal 2007. The 43% increase in service revenue was mainly attributed to ProductCenter consulting services as a result of an increase in license sales in the U.S. and Europe as compared to the same period in the prior fiscal year. Maintenance revenue for the three month period increase by 2% as compared to the same period in fiscal 2007.

Revenue generated in the U.S. accounted for 77% of total revenue for the three month period ended August 31, 2007 as compared to 69% of total revenue for the same period in the previous year. Revenue generated in Europe for the three month period ended August 31, 2007 was 21% of total revenue as compared to 20% of total revenue for the same period in prior fiscal year. Revenue generated in Asia for the three month period ended August 31, 2007 was 10% of total revenue, as compared to 13% of total revenue for the same period in fiscal 2007. For the three month period ended August 31, 2007 revenue changes as compared to the same period in the prior fiscal year by geography were as follows: the U.S. increased by about 17%, Europe increased by about 18%, and Asia decreased by about 11%." . The increased revenue in the U.S. and Europe were primarily a result of increased orders for our ProductCenter offering. The decrease in Asia revenue was attributed to the timing of incoming Cadra maintenance renewals.

                                                                     Form 10-QSB
                                                                         Page 14

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


Gross margin as a percentage of revenue was 70.4% for the three month period ended August 31, 2007, as compared to 69.8% and for the same period in fiscal 2007. The gross margin increase in Q108 compared to Q107 was due to the increase in revenue. Total revenue increased by 8.8% in Q108 compared to Q107 and royalties for third party products increased 6.6% when compared to the same period in the prior year.

Research and development expenses ("R&D") were $447,000 for the three month period ended August 31, 2007, as compared to $705,000 the same period in the prior fiscal year. This represents a decrease of 36.6% for the three month period ended August 31, 2007, as compared to the same period in the prior fiscal year. The reduced spending was the result of reduced investment, mostly in the form of reduced headcount, related to our legacy technologies. While the Company remains committed to improving those technologies and ensuring their compatibility with current operating systems, our spending must reflect the reality of the revenue trend for these product lines.

Selling, general and administrative ("SG&A") expenses were $1.1 million for the three month period ended August 31, 2007 as compared to $1.4 million for the same period in fiscal 2007. This represents a decrease of approximately 23% for the three month period ended August 31, 2007, as compared to the same period in the prior fiscal year. The decrease is due primarily to the reduction of certain Cadra sales and support personnel in the U.S. and Europe in Q207.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 for the three month period ended August 31, 2007 and 2006.

Interest expense for the three month period ended August 31, 2007 was approximately $359,000, as compared to $340,000 for the same period in fiscal 2007. This represents an increase of 5.6% for the first quarter of fiscal 2008 compared to the same period in the previous fiscal year. For the quarter, the average borrowings decreased to approximately $13.5 million during the current quarter as compared to $13.7 million for the same period in fiscal 2007 and the interest rate on those borrowings increased to about 10.5% in the current quarter from 10% for the same period in fiscal 2007.

The net income for the three month period ended August 31, 2007 was $1,000 as compared to a net loss of $(738,000) for the same period in the prior fiscal year. The earnings per share for the three month period ended August 31, 2007 was zero. The loss per share for the three month period ended August 31, 2006 was $(.06).

CAPITAL RESOURCES AND LIQUIDITY
As of August 31, 2007, the Company had cash of $940,000, a decrease of $108,000 from May 31, 2007. Operating activities generated $48,000 of cash during the first three months of the fiscal year and debt payments under the line of credit utilized $154,000. At August 31, 2007, the Company had available borrowings on its debt facilities of approximately $579,000.

The Company believes its cost structure subsequent to the cost reduction actions in the prior fiscal year together with reasonable revenue run rates based on historical performance will generate positive cash flow during the remainder of fiscal 2008. The Company believes that the cash on hand together with cash flow from operations and its available borrowings under its credit facility will be sufficient for meeting its liquidity and capital resource needs for the next year.

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

We may not generate positive cash flow in the future. During fiscal years 1998 through 2001 we generated significant cash losses from operations. The Company took aggressive cost cutting steps and reorganized its operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and resulted in positive cash flow from operations for five of our last six fiscal years. During Q1 2008 we also generated positive cash flow and net income, although nominal, for the first time in many years. It is our expectation that we can continue to improve on our recent success, however, there can be no assurances that the Company will continue to generate positive cash in the future.

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

The Company utilizes partnerships with various third party vendors and relies upon certain of their software and utilities to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solution. These agreements are subject to termination at will by the vendor and would require the Company to seek alternative methods of providing continuing support for its existing customers and an alternative solution to meet the needs of prospective customers which could have a material effect on future performance. On July 20, 2007, the Company was informed that its agreement with one such vendor, Parametric Technology Corporation (PTC) will not be extended beyond its renewal date of January 31, 2008. The Company is investigating and validating viable alternatives for our current and future customers who would require a Pro/ENGINEER integrator solution and we are also assessing the impact that this non-renewal will have on our current and future business. Approximately 60% of our current ProductCenter customer base utilizes our current Pro/ENGINEER integrator solution.

                                                                     Form 10-QSB
                                                                         Page 16

                         SOFTECH, INC. AND SUBSIDIARIES
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               --------------------------------------------------


REVENUE DECLINE FOR CERTAIN PRODUCT LINES. We experienced revenue declines from 2005 to 2006 of 11% for our Cadra product line and 4% for our AMT product line. The declines for the same period for software maintenance revenue was about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year were not expected. Should this unexpected fiscal 2008 revenue decline for these product lines continue it will materially negatively impact the Company's overall financial performance.

ITEM 3. CONTROLS AND PROCEDURES

The Company's President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon thier evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTECH, INC.


Date: October 15, 2007                           /s/ Amy E. McGuire
      ----------------                           ------------------
                                                 Amy E. McGuire
                                                 Chief Financial Officer


Date: October 15, 2007                           /s/ Jean J. Croteau
      ----------------                           -------------------
                                                 Jean J. Croteau
                                                 President