Form 10QSB
period 2007-11-30
SOFTECH INC
filed 2008-01-15
CIK 354260

Form 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
November 30, 2007	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way Suite 401, Lowell, MA 01851
Telephone (978) 458-3420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares outstanding of registrant’s common stock at January 4, 2008 was 12,213,236 shares.

Form 10-QSB

SOFTECH, INC.

INDEX

PART I.	Financial Information	Page Number

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheet – November 30, 2007	3

	Consolidated Condensed Statements of Operations - Three Months Ended November 30, 2007 and 2006	4

	Consolidated Condensed Statements of Operations - Six Months Ended November 30, 2007 and 2006	5

	Consolidated Condensed Statements of Cash Flows -Six Months Ended November 30, 2007 and 2006	6

	Notes to Consolidated Condensed Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Operations	13-17

Item 3.	Controls and Procedures	17

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Form 10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

(dollars in thousands)

November 30,
2007

ASSETS

Cash and cash equivalents	$444

Accounts receivable, net	1,117

Prepaid and other assets	554

Total current assets	2,115

Property and equipment, net	200

Capitalized software costs, net	1,155

Goodwill, net	4,600

Other assets	136

TOTAL ASSETS	$8,206

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$348

Accrued expenses	707

Deferred maintenance revenue	2,620

Current portion of capital lease	31

Current portion of long term debt	610

Total current liabilities	4,316

Capital lease, net of current portion	67

Long-term debt, net of current portion	12,773

Total long-term liabilities	12,840

Stockholders' deficit	(8,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,206

See accompanying notes to consolidated condensed financial statements.

		Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Three Months Ended

	November 30,	November 30,
	2007	2006

Revenue

Products	$471	$759

Services	2,022	2,247

Total revenue	2,493	3,006

Cost of products sold: materials	18	34

Cost of product sold: amortization of capitalized software costs	354	354

Cost of services provided	415	385

Gross margin	1,706	2,233

Research and development expenses	460	520

Selling, general and administrative	1,119	1,569

Income from operations	127	144

Interest expense	345	367

Net Loss	$(218)	$(223)

Basic and diluted net loss per common share	$(0.02)	$(0.02)
Weighted average common shares outstanding	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Six Months Ended

	November 30,	November 30,
	2007	2006

Revenue

Products	$948	$1,147

Services	4,261	4,355

Total revenue	5,209	5,502

Cost of products sold: materials	32	40

Cost of product sold: amortization of capitalized software costs
and other intangible assets	708	708

Cost of services provided	851	779

Gross margin	3,618	3,975

Research and development expenses	907	1,225

Selling, general and administrative	2,224	3,004

Income (Loss) from operations	487	(254)

Interest expense	704	707

Net loss	$(217)	$(961)

Basic and diluted net loss per common share	$(0.02)	$(0.08)
Weighted average common shares outstanding	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

		Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Six Months Ended
	November 30,	November 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(217)	$(961)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	743	730
Change in current assets and liabilities:
Accounts receivable	379	3
Prepaid expenses and other assets	(78)	16
Accounts payable and accrued expenses	(114)	37
Deferred maintenance revenue	(948)	(653)

Total adjustments	(18)	133

Net cash used in operating activities	(235)	(828)

Cash flows used by investing activities:
Capital expenditures	-	(12)

Net cash used by investing activities	-	(12)

Cash flows from financing activities:
Borrowings under debt agreements	-	653
Repayments under debt agreements	(304)	-
Repayments under capital lease	(16)	-

Net cash (used in) provided by financing activities	(320)	653

Effect of exchange rates on cash	(49)	(41)

Decrease in cash and cash equivalents	(604)	(228)

Cash and cash equivalents, beginning of period	1,048	680

Cash and cash equivalents, end of period	$444	$452

See accompanying notes to consolidated condensed financial statements.

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)
The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations.  It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2007 Annual Report on Form 10-KSB.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and six month periods ended November 30, 2007 or 2006. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three and six month periods ended November 30, 2007 and 2006 were $354,000 and $708,000 respectively.

ACCOUNTING FOR GOODWILL

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill ceased as of May 31, 2002.

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

STOCK BASED COMPENSATION

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires all share-base payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded in the current quarter was nominal.  No stock options were granted during the six month period ended November 30, 2007.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at November 30, 2007:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2007	238,000	$.45	4.61	$1,770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at November 30, 2007	238,000	$.45	4.11	$5,310
Exercisable at November 30, 2007	230,800	$.45	4.05	$5,310

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the information related to non-vested stock option awards outstanding as of November 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2007	27,200	$.03
Granted	-
Vested	(20,000)	$.03
Forfeited	-
Non-vested at November 30, 2007	7,200	$.03

As of November 30, 2007, the remaining prospective pre-tax cost of non-vested stock option employee compensation was $1,000 which will be expensed on a pro rata basis going forward.

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

The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of May 31, 2007 and November 30, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

 In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which replaces SFAS 141 and issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS 141(R) will be applied prospectively. SFAS 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of SFAS 141(R) and SFAS 160 and has not yet determined the impact on the Company’s consolidated financial statements.

(C)	LIQUIDITY

As of November 30, 2007, the Company had cash of $444,000, a decrease of $604,000 from May 31, 2007. Operating activities used $235,000 of cash during the first six months of the fiscal year. At November 30, 2007, the Company had available borrowings on its debt facilities of approximately $579,000.

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

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(D)	BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows (000’s):

November 30, 2007

Property and equipment	$4,181
Accumulated depreciation and amortization	(3,981)
Property and equipment, net	$200

Common stock, $.10 par value	$1,221
Capital in excess of par value	18,037
Accumulated deficit	(27,821)
Accumulated other comprehensive income	(387)
Stockholders’ deficit	$(8,950)

(E)	LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding.  Options to purchase shared of common stock have been excluded from the denominator for the computation of diluted earnings per share because their inclusion would be antidilutive. The weighted average shares outstanding are as follows (000’s):

	Three Month Periods Ended November 30,
	2007	2006

Basic weighted average shares outstanding	12,213	12,213
Incremental shares from dilutive options	–	–
Weighted average of diluted shares outstanding	12,213	12,213

(F)	COMPREHENSIVE LOSS

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities the comprehensive loss was as follows (000’s):

	Three Month Periods Ended November 30,
	2007	2006

Net loss	$(218)	$(223)
Changes in:
Foreign currency translation adjustment	(37)	(39)
Comprehensive loss	$(255)	$(262)

	Six Month Periods Ended November 30,
	2007	2006

Net loss	$(217)	$(961)
Changes in:
Foreign currency translation adjustment	(39)	(41)
Comprehensive loss	$(255)	$(1,002)

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(G)	SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management and Collaboration computer solutions.  The Company’s operations are organized geographically with foreign offices in France, Germany and Italy.  Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000’s):

Revenue:	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
North America	$1,761	$2,372
Asia	236	238
Europe	554	576
Eliminations	(58)	(180)
Consolidated Total	$2,493	$3,006

Revenue:	Six Months Ended November 30, 2007	Six Months Ended November 30, 2006
North America	$3,840	$4,156
Asia	516	503
Europe	1,135	1,068
Eliminations	(282)	(225)
Consolidated Total	$5,209	$5,502

Long Lived Assets:	November 30, 2007
North America	$5,944
Europe	147
Consolidated Total	$6,091

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements made below with respect to SofTech’s outlook for fiscal 2008 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, general business and economic conditions, generating sufficient cash flow from operations to fund working capital needs, continued integration of acquired entities, potential obsolescence of the Company’s technologies, maintaining existing relationships with the Company’s lenders, successful introduction and market acceptance of planned new products and the ability of the Company to attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment.

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

Revenue Recognition

The Company follows the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

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

Valuation of Goodwill

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement affects the Company's treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased as of June 1, 2002.

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. The Company’s deferred tax assets are currently fully reserved.

Results of Operations
Revenue for the three and six month periods ended November 30, 2007 was approximately $2.5 million and $5.2 million, respectively, as compared to approximately $3.0 million and $5.5 million for the same periods in the prior fiscal year. This represents a decrease of 17.1% for the second quarter of fiscal 2008 and 5.4% for the first half of fiscal 2008 as compared to the same periods in fiscal 2007.

Product revenue for the three and six month periods ended November 30, 2007 was approximately $471,000 and $948,000, respectively, as compared to $759,000 and $1.1 million for the same period in the prior fiscal year. This represents a decrease of 37.9% for Q2 2008 and 17.4% for the first half of fiscal year 2008.   The majority of the product revenue decrease for the quarter ended November 30, 2007 as compared to the same period in fiscal 2007 was related to a decrease in order flow from the ProductCenter and Cadra product lines.

Service revenue for the three and six month periods ended November 30, 2007 was approximately $2.0 million and $4.3 million, respectively, as compared to approximately $2.2 million and $4.4 million for the same periods in fiscal 2007. This represents a decrease of 10% for Q2 2008 as compared to the same period in fiscal 2007 and a decrease of 2.2% for the first half of fiscal 2008 compared to the same period in fiscal 2007.  The 2.2% decrease for the first half of 2008 in service revenue was mainly attributed to the maintenance revenue decline of the Cadra and AMT product lines.  Consulting revenue increased by 8% for the first half of 2008 as compared to the same period in fiscal year 2007.

 Revenue generated in the U.S. accounted for 71% and 74% of total revenue for the three and six month periods ended November 30, 2007, respectively,  as compared to 79% and 76% of total revenue for the same periods in the previous year. Revenue generated in Europe for the three and six month periods ended November 30, 2007 was 22% of total revenue as compared to 19% of total revenue for the same periods in prior fiscal year. Revenue generated in Asia for the three and six month periods ended November 30, 2007 was 9% and 10% of total revenue, respectively, as compared to 8% and 9% of total revenue for the same period in fiscal 2007. For the three month period ended November 30, 2007 revenue changes as compared to the same period in the prior fiscal year by geography were as follows: the U.S. decreased by about 26%, Europe decreased by about 4%, and Asia decreased by about 1%. The decreased revenue in the U.S. and Europe were primarily a result of decreased orders for our ProductCenter offering and timing of incoming Cadra and AMT maintenance renewals.

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Gross margin as a percentage of revenue was 68.4% and 69.5% for the three and six month periods ended November 30, 2007, respectively, as compared to 74.3% and 72.3% for the same period in fiscal 2007. The gross margin decreased in Q208 compared to Q207 was due to the decrease in revenue. Total revenue decreased by 17.1% for the three month period in Q208 as compared to the same period in 2007.

Research and development expenses (“R&D”) were $460,000 and $907,000 for the three and six month periods ended November 30, 2007, respectively, as compared to $520,000 and $1.2 million in the same period in the prior fiscal year. This represents a decrease of 11.5% and 26% for the three and six month periods ended November 30, 2007, respectively, as compared to the same period in the prior fiscal year. The reduced spending was the result of reduced investment, mostly in the form of reduced headcount, related to our legacy technologies. While the Company remains committed to improving those technologies and ensuring their compatibility with current operating systems, our spending must reflect the reality of the revenue trend for these product lines.

Selling, general and administrative (“SG&A”) expenses were $1.1 million and $2.2 million for the three and six month periods ended November 30, 2007, respectively, as compared to $1.6 million and $3 million for the same period in fiscal 2007.  This represents a decrease of approximately 28.7% and 26% for the three and six month periods ended November 30, 2007, respectively, as compared to the same period in the prior fiscal year. The decrease is due primarily to the reduction of certain Cadra sales and support personnel in the U.S. and Europe in Q207.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 and $708,000 for the three and six month periods ended November 30, 2007 and 2006.

Interest expense for the three and six month period ended November 30, 2007 was approximately $345,000 and $704,000, respectively, as compared to $367,000 and $707,000 for the same periods in fiscal 2007. This represents a decrease of 6% and .4% for the three and six month periods of fiscal 2008, respectively, compared to the same period in the previous fiscal year. For the quarter, the average borrowings decreased to approximately $13.4 million during the current quarter as compared to $14.1 million for the same period in fiscal 2007 and the interest rate on those borrowings decreased to about 10.0% in the current quarter from 10.4% for the same period in fiscal 2007. For the first half of 2008, the average borrowings decreased to approximately $13.5 million as compared to $13.9 million for the same period in fiscal 2007 and the interest rate on those borrowings decreased to about 10.0% in the current quarter from 10.2% for the same period in fiscal 2007.  The change in the interest rate on our borrowing in fiscal year 2008 as compared to 2007 is due to a decrease in the prime rate.

The net loss for the three and six month periods ended November 30, 2007 was $(218,000) and $(217,000), respectively, as compared to a net loss of $(223,000) and $(961,000) for the same period in the prior fiscal year. The loss per share for the six month period ended November 30, 2007 and 2006 was $(.02).

Capital Resources and Liquidity
As of November 30, 2007 the Company had cash of $444,000, a decrease of $604,000 from May 31, 2007. Operating activities used $235,000 of cash during the first six months of the fiscal year and debt payments under the line of credit utilized $304,000. At November 30, 2007, the Company had available borrowings on its debt facilities of approximately $579,000.

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

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is subject to many uncertainties and risks. This Form 10-QSB also contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company’s other filings with the SEC.

Our quarterly results may fluctuate.  The Company’s quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Decline in business conditions and Information Technology (IT) spending could cause a decline in revenue.  Business conditions and the level of IT spending have improved in the recent past as evidenced by our revenue growth. However, there can be no assurance that this recent improvement will continue given the difficult to forecast economic environment. If IT spending declines the Company’s revenues and profitability could be adversely impacted.

The Company is dependent on its lender for continued support. We have a strong relationship with our sole lender, Greenleaf Capital. They currently represent our sole source of financing.  Greenleaf Capital is the company’s largest shareholder owning 44.6% and has been the company’s sole debt provider since 1996. (See Note I to the Consolidated Financial Statements.)

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

Form 10-QSB

SOFTECH, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Revenue decline for certain product lines.We experienced revenue declines from 2005 to 2006 of 11% for our Cadra product line and 4% for our AMT product line. The declines for the same period for software maintenance revenue was about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year were not expected. Should this unexpected fiscal 2008revenue decline for these product lines continue it will materially negatively impact the Company’s overall financial performance.

Item 3. Controls and Procedures

The Company’s President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 15, 2008	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 15, 2008	/s/ Jean J. Croteau
Jean J. Croteau
President