Form 10-Q
period 2008-02-29
SOFTECH INC
filed 2008-04-14
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
February 29, 2008	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way Suite 401, Lowell, MA 01851

Telephone (978) 458-3420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

The number of shares outstanding of registrant’s common stock at March 24, 2008 was 12,213,236 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐      No  ☐

SOFTECH, INC.

INDEX

PART I. Financial Information	Page Number

Item 1. Financial Statements

Consolidated Condensed Balance Sheet –
February 29, 2008 and May 31, 2007	3

Consolidated Condensed Statements of Operations -
Three Months Ended February 29, 2008 and February 28, 2007	4

Consolidated Condensed Statements of Operations -
Nine Months Ended February 29, 2008 and February 28, 2007	5

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended February 29, 2008 and February 28, 2007	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 4T. Controls and Procedures	17

PART II. Other Information

Item 6. Exhibits	17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

	(dollars in thousands)

	February 29,	May 31,
	2008	2007

ASSETS

Cash and cash equivalents	$471	$1,048

Accounts receivable, net	2,003	1,496

Prepaid and other assets	593	476

Total current assets	3,067	3,020

Property and equipment, net	192	225

Capitalized software costs, net	801	1,863

Goodwill, net	4,600	4,600

Other assets	136	136

TOTAL ASSETS	$8,796	$9,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$594	$300

Accrued expenses	705	869

Deferred maintenance revenue	3,239	3,568

Current portion of capital lease	31	31

Current portion of long term debt	1,578	610

Total current liabilities	6,147	5,378

Capital lease, net of current portion	59	82

Long-term debt, net of current portion	11,685	13,078

Total long-term liabilities	11,744	13,160

Stockholders' deficit	(9,095)	(8,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,796	$9,844

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Three Months Ended

	February 29,	February 28,
	2008	2007

Revenue

Products	$577	$788

Services	1,868	2,063

Total revenue	2,445	2,851

Cost of products sold: materials	29	28

Cost of product sold: amortization of capitalized software costs	354	354

Cost of services provided	420	433

Gross margin	1,642	2,036

Research and development expenses	455	489

Selling, general and administrative	996	1,291

Income from operations	191	256

Interest expense	324	372

Net Loss	$(133)	$(116)

Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Nine Months Ended

	February 29,	February 28,
	2008	2007

Revenue

Products	$1,525	$1,935

Services	6,129	6,418

Total revenue	7,654	8,353

Cost of products sold: materials	61	67

Cost of product sold: amortization of capitalized
software costs and other intangible assets	1,062	1,062

Cost of services provided	1,271	1,211

Gross margin	5,260	6,013

Research and development expenses	1,362	1,714

Selling, general and administrative	3,220	4,297

Income from operations	678	2

Interest expense	1,028	1,079

Net loss	$(350)	$(1,077)

Basic and diluted net loss per common share	$(0.03)	$(0.09)
Weighted average common shares outstanding	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Nine Months Ended
	February 29,	February 28,
	2008	2007

Cash flows from operating activities:
Net loss	$(350)	$(1,077)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	1,112	1,097
Change in current assets and liabilities:
Accounts receivable	(507)	(823)
Prepaid expenses and other assets	(117)	(43)
Accounts payable and accrued expenses	130	2
Deferred maintenance revenue	(329)	214

Total adjustments	289	447

Net cash used in operating activities	(61)	(630)

Cash flows used by investing activities:
Capital expenditures	(6)	(135)

Net cash used in investing activities	(6)	(135)

Cash flows from financing activities:
Borrowings under debt agreements	150	1,750
Repayments under debt agreements	(575)	(1,013)
Repayments under capital lease	(23)	(3)

Net cash (used in) provided by financing activities	(448)	734

Effect of exchange rates on cash	(62)	(23)

Decrease in cash and cash equivalents	(577)	(54)

Cash and cash equivalents, beginning of period	1,048	680

Cash and cash equivalents, end of period	$471	$626

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

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

(B)

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company follows the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of capitalized costs and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three and nine month periods ended February 29, 2008 or February 28, 2007. Substantially all of the recorded balance represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three and nine month periods ended February 29, 2008 were $354,000 and $1,062,000, respectively (and were unchanged from the comparable prior period).

ACCOUNTING FOR GOODWILL

Effective June 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over such useful lives. Amortization of goodwill ceased as of June 1, 2002.

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

(Continued)

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

To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded in the current quarter was nominal.  No stock options were granted during the nine month period ended February 29, 2008.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at February 29, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2007	238,000	$.45	4.61	$1,770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at February 29, 2008	238,000	$.45	3.86	$10,860
Exercisable at February 29, 2008	230,800	$.45	3.80	$10,812

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the information related to non-vested stock option awards outstanding as of February 29, 2008:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2007	27,200	$.03
Granted	-	-
Vested	(20,000)	$.03
Forfeited	-	-
Non-vested at February 29, 2008	7,200	$.03

As of February 29, 2008, the remaining prospective pre-tax cost of non-vested stock option employee compensation is not material and will be expensed on a pro rata basis going forward.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial accounts are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are the valuation of long term assets, including intangibles (goodwill, capitalized software and other intangible assets), deferred tax assets and the allowance for doubtful accounts. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS:

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

The Company believes that no liability exists for interest and penalties related to uncertain tax positions as of May 31, 2007 and February 29, 2008. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008.  Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.  Management is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.

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

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS No.160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The adoption of SFAS No. 141(R) and SFAS No. 160 will not have an impact on the Company’s Consolidated Financial Statements.

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows (000’s):

	February 29, 2008	May 31, 2007

Property and equipment	$4,001	$4,134
Accumulated depreciation and amortization	(3,809)	(3,909)
Property and equipment, net	$192	$225

Common stock, $.10 par value	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(27,955)	(27,603)
Accumulated other comprehensive income	(398)	(349)
Stockholders’ deficit	$(9,095)	$(8,694)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(D)

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

	Three Month Periods Ended
	February 29, 2008	February 28, 2007

Basic weighted average shares outstanding	12,213	12,213
Incremental shares from dilutive options	--	--

Weighted average of diluted shares outstanding	12,213	12,213

(E)

COMPREHENSIVE LOSS

The Company’s comprehensive loss includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities.  The comprehensive loss was as follows (000’s):

	Three Month Periods Ended
	February 29, 2008	February 28, 2007

Net loss	$(133)	$(116)
Changes in:
Foreign currency translation adjustment	(11)	9

Comprehensive loss	$(144)	$(107)

	Nine Month Periods Ended
	February 29, 2008	February 28, 2007

Net loss	$(350)	$(1,077)
Changes in:
Foreign currency translation adjustment	(49)	(32)

Comprehensive loss	$(399)	$(1,109)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(F)

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

Revenue:	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007
North America	$2,055	$2,058
Asia	224	333
Europe	430	528
Eliminations	(264)	(68)
Consolidated Total	$2,445	$2,851

Revenue:	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007
North America	$5,895	$6,214
Asia	740	836
Europe	1,565	1,597
Eliminations	(546)	(294)
Consolidated Total	$7,654	$8,353

Long Lived Assets:	February 29, 2008	May 31, 2007
North America	$5,583	$6,645
Europe	146	179
Consolidated Total	$5,729	$6,824

SOFTECH, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The statements made below with respect to SofTech’s outlook for fiscal 2008 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties,  whether we will be able to generate sufficient cash flow from operations to fund working capital needs, successfully integrate acquired entities, maintain existing relationships with our lenders, successfully introduce and attain market acceptance of planned new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies,.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

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

Our significant accounting policies are described in Note B to these financial statements. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. We do not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services, primarily performed on a time and material basis, is recognized as those services are rendered.

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets (primarily capitalized software costs and other intangible assets) and other long lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. We do not have any long-lived assets it considers to be impaired.

Valuation of Goodwill

Effective June 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement affects our treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over such useful lives. Amortization of goodwill and intangible assets with indeterminable lives ceased as of June 1, 2002.

As of May 31, 2007, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of our underlying assets and liabilities. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

Results of Operations

Our quarterly results may fluctuate.  Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of our new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Revenue for the three and nine months ended February 29, 2008 was approximately $2.4 million and $7.7 million, respectively, compared to approximately $2.9 million and $8.4 million for the comparable prior periods. For the three and nine months ended February 29, 2008, this represents a decrease of 14.2% and 8.4%, respectively, when compared to the same periods in fiscal 2007.  As explained below, there were declines in both product and service revenue

Product revenue for the three and nine month ended February 29, 2008 was approximately $577,000 and $1.5 million, respectively, compared to $788,000 and $1.9 million for the comparable prior periods. For the three and nine months ended February 29, 2008, this represents a decrease of 26.8% and 21.2%, respectively, when compared to the same periods in fiscal 2007.   The decrease in product revenue for the quarter ended February 29, 2008, as compared to the same period in fiscal 2007 was primarily attributable to a decrease in sales of the Cadra product line, partially offset by increased sales of the ProductCenter line.  This decrease in Cadra sales for the three and nine month periods, as compared to the comparable prior periods, was primarily attributable to higher than expected sales in the prior periods, which were associated with the release of a new Cadra version during the third fiscal quarter of 2007. While we are continuously enhancing our Cadra product line and plan to issue a new versions in 2008 and beyond, technological advances may cause further declines in Cadra product revenues.

Service revenue for the three and nine month periods ended February 29, 2008 was approximately $1.9 million and $6.1 million, respectively, compared to approximately $2.1 million and $6.4 million for the comparable prior periods in fiscal 2007. For the three and nine months ended February 29, 2008, this represents a decrease of 9.5% and 4.5%, respectively, when compared to the same periods in fiscal 2007.  The decrease for the quarter ended February 29, 2008 in service revenue was mainly attributed to the maintenance revenue decline of the Cadra and AMT product lines. The decline in Cadra related service revenue was primarily attributable to customers’ deferring renewal of maintenance contracts and a decline in revenue related to the Cadra product line.  Any further declines in Cadra product revenues may result in a decline in Cadra maintenance revenues.

Revenue generated in the U.S. accounted for 84% and 77% of total revenue for the three and nine months ended February 29, 2008, respectively, as compared to 72% and 74% of total revenue for the comparable prior periods. Revenue generated in Europe for the three and nine months ended February 29, 2008 was 18% and 20% of total revenue, respectively, as compared to 19% of total revenue for the comparable prior periods. Revenue generated in Asia for the three and nine months ended February 29, 2008 was 9% and 10% of total revenue, respectively, as compared to 12% and 10% of total revenue for the comparable prior periods. During the quarter ended February 29, 2008, compared to the same quarter in fiscal 2007, revenue from the U.S. remained largely unchanged, revenue from Europe decreased by approximately 19%, and revenue from Asia decreased by approximately 33%. The decreased revenue from the Asian and European markets was primarily a result of decreased orders for our Cadra offering and timing of incoming Cadra maintenance renewals.  The decrease in Cadra sales in Asia for the three and nine month periods, as compared to the comparable prior periods, was primarily attributable to higher than expected sales in the prior periods, which were associated with the release of a new Cadra version during the third fiscal quarter of 2007.

In addition to the revenue declines disclosed above, as a historical matter, we experienced revenue declines in FY 2006, as compared to FY 2005, of 11% for our Cadra product line and 4% for our AMT product line. We experienced further less significant declines in FY 2007 for Cadra, although there was a further significant decline for AMT. Software maintenance revenue for the same Fiscal periods (FY 2006, compared to FY 2005) declined about 11% for each of those product lines. While we understand that as these technologies age the revenue will decline as a normal part of the technology life cycle, double digit declines from year to year are not expected. Should there be further unexpected revenue declines for these product lines, there will be a material adverse impact upon our overall financial performance.

We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solution. These agreements are subject to termination at will by the vendor and would require us to seek alternative methods of providing continuing support for our existing customers and an alternative solution to meet the needs of prospective customers which could have a material effect on future performance.  On July 20, 2007, we were informed that our agreement with one such vendor, Parametric Technology Corporation (PTC), was not going to be extended beyond its renewal date of January 31, 2008. Thus the Agreement has since expired.  Approximately 60% of our current ProductCenter customer base utilizes the Pro/ENGINEER integrator solution.  We will continue to support our current customers who are utilizing a Pro/ENGINEER integration solution beyond January 31, 2008 with customer specific consulting solutions.  We are investigating other CAD integration solutions so as to enable other CAD applications to integrate with our ProductCenter line. This should position us to replace any lost Pro/ENGINEER related business opportunities and to expand the application of the ProductCenter line so that it is compatible with a broader array of CAD applications. Nevertheless, our current inability to offer our solution to new customers utilizing Pro/ENGINEER could have an adverse affect on our future revenues.

Gross margin as a percentage of revenue was 67% and 69% for the three and nine month periods ended February 29, 2008, respectively, as compared to 71% and 72% for the comparable prior periods. The decrease in gross margin percentage was due to the decrease in revenue and the relatively fixed nature of the components of our cost of sales.  Total revenue for the quarter ended February 29, 2008 decreased by 14.2%, compared to the same period in 2007. See the discussion above concerning revenues for further information.

Selling, general and administrative (“SG&A”) expenses were $996,000 and $3.2 million for the three and nine month periods ended February 29, 2008, respectively, as compared to $1.3 million and $4.3 million for the comparable prior period.  This represents a decrease of approximately 23% and 25% for the three and nine months ended February 29, 2008, respectively, as compared to the same period in the prior fiscal year. The decrease is due primarily to the reduced head count, the reduction in rent expense arising from our relocation to new appropriately sized corporate headquarters, and the suspension of the monthly management fee of $44,000, which we have been paying Greenleaf Capital for management advisory services and available debt facilities to meet our working capital needs.

Under an agreement with Greenleaf Capital, among other obligations, we were required to pay an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2007 we amended the agreement.  Under the terms of the amendment, Greenleaf has agreed to waive the monthly management fee (approximately $44,000) for a three month period, effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period, that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf Capital pursuant to a certain promissory note we previously issued to Greenleaf.  Thus, while these payments will reduce the amounts owing under our debt facilities, suspension of the management fee will not improve our overall cash flow.

The non-cash expenses related to the amortization of capitalized software and other intangible assets were $354,000 and $1,062,000 for the three and nine month periods ended February 29, 2008 and February 28, 2007.

Interest expense for the three and nine months ended February 29, 2008 was approximately $324,000 and $1 million, respectively, as compared to $372,000 and $1.1 million for the comparable prior periods. This represents a decrease of 13% and 5% for the three and nine month periods of fiscal 2008, respectively, when compared to the same periods in the previous fiscal year.  The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings decreased to approximately $13.4 million during the current quarter, as compared to $14.2 million for the comparable prior period, and the interest rate on those borrowings decreased to about 8.25% in the current quarter from 10.5% for the comparable prior period. For the first nine months of 2008, the average borrowings decreased to approximately $13.5 million as compared to $13.9 million for the same period in fiscal 2007, and the interest rate on those borrowings decreased to about 8.25% in the current quarter from 10.5% for the comparable prior period.  The change in the interest rate on our borrowing in fiscal year 2008 as compared to 2007 is due to a decrease in the prime rate.

The net loss for the three and nine month periods ended February 29, 2008 was $(133,000) and $(350,000), respectively, as compared to a net loss of $(116,000) and $(1,077,000) for the comparable prior period in the prior fiscal year. The loss per share for the nine month period ended February 29, 2008 and February 28, 2007 was $(.03) and $(.09), respectively.

Liquidity and Capital Resources

As of February 29, 2008 we had cash of $471,000, a decrease of $577,000 from May 31, 2007. Operating activities used $61,000 of cash during the first nine months of the fiscal year, compared with using $630,000 in cash during the comparable prior period. The decrease in cash used by operating activities was primarily attributable to the approximate $725,000 decrease in net loss for the nine months ended February 29, 2008, as compared with the comparable prior period. During the nine months ended February 29, 2008, our financing activities used net cash of approximately $450,000, compared with providing net cash of approximately $750,000 during the comparable prior period.  The decrease in cash provided by our financing activities was primarily attributable to decreased borrowings of approximately $1.6 million, partially offset by decreased repayments on borrowings of $450,000. At February 29, 2008, we had an approximate working capital deficit of $3,080,000, compared to a working capital deficit of $2,358,000 at May 31, 2007.  The approximate $725,000 increase in our working capital deficit was primarily attributable to an increase in accounts payable and the current portion of long term debt, partially offset by a decrease in deferred revenue and accrued expenses.  At February 29, 2008, we had available borrowings on our debt facilities of approximately $429,000.

We anticipate that our operating activities will generate positive cash flow during the fourth quarter of fiscal 2008. We believe that the cash on hand together with cash flow from operations and available borrowings under our credit facility will be sufficient for meeting our liquidity and capital resource needs for the next year.

However, we cannot ensure that we will generate positive cash flow in the future.  During fiscal years 1998 through 2001 our operating activities generated significant negative cash flows. We took aggressive cost cutting steps and reorganized our operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and improved our cash flows. It is our expectation that we can continue to improve our cash flows; however, there can be no assurances that we will be able to continue to improve our cash flow in the future.

We are dependent on our lender for its continued support. We have a strong relationship with our sole lender, Greenleaf Capital. Greenleaf currently represents our sole source of external financing.  Greenleaf Capital is our largest shareholder, owning approximately 44.6% of our issued and outstanding common stock, and it has been our sole debt provider since 1996.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of SofTech, Inc., as amended	(2)

3.2	By-laws of SofTech, Inc., as amended

10.1	Amendment of Agreement with Greenleaf Capital executed on March 28, 2008

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: April 14, 2008	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 14, 2008	/s/ Jean J. Croteau
Jean J. Croteau
President

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of SofTech, Inc., as amended	(2)

3.2	By-laws of SofTech, Inc., as amended

10.1	Amendment of Agreement with Greenleaf Capital executed on March 28, 2008

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002