Form 10-K
period 2008-05-31
SOFTECH INC
filed 2008-08-27
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

Commission file number 0-10665

SofTech, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2453033
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

59 Composite Way Suite 401, Lowell, Massachusetts	01851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 513-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $658,114.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of August 13, 2008, there were 12,213,236 shares of the registrant’s common stock outstanding.

PART I

ITEM 1 –BUSINESS

OUR COMPANY

We were formed as a corporation in Massachusetts on June 10, 1969. We completed an initial public offering in August 1981 and a subsequent offering in December 1982. From inception until the disposition of the Government Systems Division in December 1993, our primary business was that of custom software development for the U.S. Government, primarily the Department of Defense.

After the sale of our Government Systems Division in December, 1993 and until December 1996, our only business was reselling hardware and software products of third parties and offering services related to such products (the “Reseller Model”). Between December 1996 and December 2002, we acquired eight entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing (“CAD/CAM”) and Product Data Management (“PDM”) marketplace. The three most significant acquisitions during this time period were the purchases of Workgroup Technology Corporation (“WTC”) in December 2002, Adra Systems, Inc. in May 1998, and the Advanced Manufacturing Technology (“AMT”) in November 1997.  This aggressive acquisition strategy, funded primarily through debt, substantially increased our Company’s risk profile but was required in order to create a viable and sustainable business.

PRODUCTS AND SERVICES

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”) or Product Data Management (“PDM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Computer Aided Manufacturing (“CAM”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe.  We have sales and customer support offices through out the US, France, Germany and Italy. We also operate through resellers in Europe and Asia.  Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note E to the financial statements.

A description of our primary product offerings are as follows:

Cadra™ is a drafting and design software package for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; and CADRAWorks, an integration with SolidWorks providing for an integrated drawing production system and 3D solid modeler. The CADRA family of products is rounded out by an extensive collection of translators and software options that make it a seamless fit into today's multi-platform and multi-application organizations.

ProductCenter™  is a proven enterprise-wide, collaborative PLM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems.  ProductCenter is designed to help companies rapidly optimize the product development process. ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. ProductCenter supports engineering change management and bill of materials management for automating business processes. ProductCenter’s web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. ProductCenter also enables integration with other business applications, such as Enterprise Resource Planning (“ERP”), Supply Chain Management (“SCM”), or Customer Relationship Management (“CRM”), for continuous data exchange across the product lifecycle.

The ProductCenter family of products is a suite of modules that, when combined, offers a unified collaborative product data management software solution. ProductCenter modules may be deployed in various combinations to meet the specific needs of a customer.

Our AMT group has three primary products:  Prospector™, ToolDesigner™, and ExpertCAD™.  Prospector™ is a knowledge-based NC programming package for complex tool production. This Windows based, easy-to-use package gives full flexibility for generating and editing NC toolpaths while utilizing the power of the industry's best knowledge base of tools, speeds, feeds, and cutting paths. ToolDesigner™ is a software package for developing and designing complex molds and dies. Core and cavity splits, parting line placement, wireframe design and drafting, photorealistic rendering, surface modeling, trimmed surfaces, injection and cooling line placement are aptly handled with this professional package. ExpertCAD™ is a drafting technology designed specifically for the Tool & Die industry.

We market and distribute our products and services primarily through a direct sales force and through our service organization in North America and Europe. The majority of our sales in Asia are in Japan. We market and distribute our products and services in Japan primarily through authorized resellers. We have contracted with resellers in Europe to reach areas not covered by our direct sales presence and to supplement our existing sales force, however, to date, the revenue generated from this indirect distribution has not been material.

COMPETITION

We compete against much larger entities, all of which have substantially greater financial and research and development resources than we do.  We operate in an extremely competitive market for all of our software and service offerings.  We compete in all our markets on the basis of meeting our customer’s business needs with a viable solution that offers an affordable price, low cost of ownership and a high level of customer support and services.

The Cadra software technology acquired in the acquisition in fiscal 1998 compete directly with the offerings of such companies as AutoDesk and UGS. This 2D technology is also marketed as a complementary offering to many 3D products (that all possess some level of 2D drafting capability) offered by companies such as Parametric Technology Corporation, Dassault, UGS, AutoDesk and SolidWorks. These companies all have financial resources far in excess of our resources.

Our Company’s PLM and collaborative technology, ProductCenter, competes against offerings of the companies listed in the paragraph above and against other companies that have focused on PLM and collaborative offerings as well.

Our Company's CAM technology, Prospector, is marketed to the Plastic Injection Mold and Tool & Die industries. The large CAD companies, such as Parametric Technology Corporation, Dassault, UGS, and AutoDesk, all have modules that compete in this market.

Our service offerings, which include consulting, training and discreet engineering services, compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of its customers.

PERSONNEL

As of August 13, 2008, we employed 44 persons, 43 on a full time basis and 1 part time. These employees were distributed over functional lines as follows: Sales = 8; Product Development Engineers = 14; Engineers = 16; General and Administrative = 6.

Our ability to attract qualified individuals has been and is expected to continue to be a constraint on future growth.

BACKLOG

Product backlog as of May 31, 2008 and 2007 was insignificant. Deferred revenue, consisting primarily of software maintenance services for which payment has been received, but where the service is to be performed during the following year, totaled approximately $3,341,000 and $3,568,000 at May 31, 2008 and 2007, respectively. In addition, as of May 31, 2008, we had a backlog of consulting orders totaling approximately $.5 million, an increase from the $.3 million at May 31, 2007. Given the short time period between receipt of order and recognition of service revenue, on average less than 30 days, we do not believe that product revenue backlog is an important measure as to the relative health of the business.

RESEARCH AND DEVELOPMENT

We have approximately 14 product development engineers in our research and development groups located in Michigan and Massachusetts. In fiscal 2008 and 2007, we incurred research and development expense of $1.8 million and $2.2 million, respectively, related to the continued development of our technology and products. We also use third-party engineering companies to perform some of our product development and quality assurance testing of our technology.

INTELLECTUAL PROPERTY

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the technological change that characterizes the PLM industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

We own 4 patents related to our Cadra and ProductCenter technologies.  One of our Cadra related patents expire in 2013 and the other expires in 2016.  Our two ProductCenter related patents expire in 2016 and 2019.  We have not been nor are we currently involved in or aware of any litigation of any of our patents.  In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

We license certain technology for incorporation into our Prospector line of products; the revenue from this product line is not significant in relation to our total revenue.  Accordingly, if this license was terminated and we were unable to secure substitute technology, we do not believe there would be a material adverse effect on our results from operations.

GOVERNMENTAL REGULATION

We export our products throughout the world, and thus we are subject to Federal Export Regulations.  We believe we comply with all such regulations.

CUSTOMERS

No single customer accounted for more than 10% of our revenue in fiscal 2008 or 2007.  Our largest customer was responsible for 7% and 5% of our revenue during fiscal 2008 and 2007, respectively.  Our three largest customers were responsible in the aggregate for 15% and 13% of our revenue during fiscal 2008 and 2007, respectively.  Accordingly, the loss of one or more of our three largest customers could have a material adverse effect on the business.

SEASONALITY

Our first fiscal quarter, which begins June 1 and ends August 31, has historically been our slowest quarter. We believe that this weakness is due primarily to the buying habits of our customers and that this quarter falls within prime vacation periods.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE

ITEM 2 –PROPERTIES

We lease office space in Troy, Michigan; Lowell, Massachusetts; Munich, Germany, and Milan, Italy. During fiscal 2008, we moved our headquarters from Tewksbury, Massachusetts to Lowell, Massachusetts and we closed our Grenoble, France office.  We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and claims that arise in the ordinary course of our business. At August 15, 2008 there were no material outstanding claims and, at May 31, 2008, no amounts had been accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Financial Industry Regulatory Authority’s (“FINRA”) over-the-counter market (Over the Counter Bulletin Board) under the symbol "SOFT”. However, there is not currently an established trading market for our common stock.

At August 13, 2008, there were approximately 236 holders of record of our common stock. The table below sets forth quarterly high and low sale prices for the common stock for the indicated fiscal periods. These quotations may include inter-dealer prices without retail mark-up, markdown, or commission.

	2008		2007
	High	Low	High	Low
First Quarter	.12	.10	.20	.13
Second Quarter	.14	.10	.20	.09
Third Quarter	.16	.12	.13	.08
Fourth Quarter	.18	.14	.11	.09

We have not paid any cash dividends since 1997 and we do not anticipate paying cash dividends in the foreseeable future.

The table below details information regarding equity compensation plans of the Company as of May 31, 2008:

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares securities available for future issuances under Plan
Plan category
Approved by Shareholders	229,000	$.28	--

Not approved by Shareholders	--	N/A	--

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6 – SELECTED FINANCIAL DATA

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made below with respect to SofTech’s outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

DESCRIPTION OF THE BUSINESS

We were formed as a corporation in Massachusetts on June 10, 1969. We completed an initial public offering in August 1981 and a subsequent offering in December 1982. From inception until the disposition of the Government Systems Division in December 1993, our primary business was that of custom software development for the U.S. Government, primarily the Department of Defense.

After the sale of our Government Systems Division in December, 1993 and until December 1996, our only business was reselling hardware and software products of third parties and offering services related to such products (the “Reseller Model”). Between December 1996 and December 2002, we acquired eight entities involved in developing, supporting and/or marketing software products and/or services to the Computer Aided Design and Manufacturing (“CAD/CAM”) and Product Data Management (“PDM”) marketplace. The three most significant acquisitions during this time period were the purchases of Workgroup Technology Corporation (“WTC”) in December 2002, Adra Systems, Inc. in May 1998, and the Advanced Manufacturing Technology (“AMT”) in November 1997. While this aggressive acquisition strategy, which was funded primarily through debt, substantially increased our leverage and related risks, these acquisitions were necessary in order to create a viable and sustainable business.

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

Our significant accounting policies are described in Note B to these financial statements. We believe that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability have been determined. We do not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets (primarily capitalized software costs and other intangible assets) and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. We do not have any long-lived assets we consider to be impaired.

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

As of May 31, 2008, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of our underlying assets and liabilities. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the fiscal years ended May 31, 2008 and 2007. In addition, the percentage change in those items, again expressed as a percentage, from the year ended May 31, 2007 to May 31, 2008

	Items as a percentage		Percentage change
	of revenue		year to year
	2008	2007	2007 to 2008

Revenue
Products	19.9%	23.6%	(22.8)%
Services	80.1	76.4	(4.1)
Total revenue	100.0	100.0	(8.5)

Cost of sales
Product	14.1	13.6	(6.0)
Services	16.4	14.6	3.0
Total cost of sales	30.5	28.2	(1.4)

Total gross margin	69.5	71.8	(11.4)

Research and development	17.9	19.6	(16.3)
S.G.& A.	41.8	50.0	(23.5)

Interest expense	12.8	13.1	(10.8)
Other Income (Expense)	0.8	0.0	0.0

Loss before income tax	(3.0)	(11.0)	(75.6)

Revenues

Revenue for fiscal year 2008 was approximately $10.1 million, compared to approximately $11.0 million for the comparable prior period, a decrease of 8.5%. As explained below, there were declines in both product and service revenue.  The combined product and service revenue by product line for fiscal 2008 as compared to fiscal 2007 are as follows (in thousands, except percent change):

Product Line	FY 2008	FY 2007	$ Change	% Change
ProductCenter	$ 5,156	$ 5,642	$ (486)	(8.6)%
Cadra	4,106	4,514	(408)	(9.0)
AMT	844	893	(49)	(5.5)
Total	10,106	11,049	(943)	(8.5)

Product Revenue

Product revenue for fiscal year 2008 was approximately $2.0 million, compared to approximately $2.6 million for the comparable prior period, a decrease of 22.8%. The change from year to year in product revenue among our three product lines was as follows (in thousands, except percent):

Product Line	FY 2008	FY 2007	$ Change	% Change
ProductCenter	$ 680	$ 1,010	$ (330)	(32.7)%
Cadra	1,124	1,390	(266)	(19.2)
AMT	204	202	2	1.0
Total	2,008	2,602	(594)	(22.8)

The decrease in product revenue for our ProductCenter technology was primarily attributable to new opportunities that we were unable to close as a result of PTC’s decision not to renew us in their Partner Advantage Program.  As a result of PTC’s decision, we are unable to offer our solution to new customers utilizing PTC’s Pro/ENGINEER solution.   We are investigating other CAD integration solutions to supplement our other existing integration solutions so as to enable other drawing tools to integrate with our ProductCenter line. This should position us to replace any lost Pro/ENGINEER related business opportunities and to expand the application of the ProductCenter line so that it is compatible with a broader array of drawing tools. Nevertheless, our current inability to offer our solution to new customers utilizing PTC’s Pro/ENGINEER could have an adverse affect on our future revenues.  We also experienced an apparent reluctance on the part of customers to consummate orders, as well as customers deciding not to move forward with their PLM programs during Fiscal Year 2008, which we believe is due primarily to the current weak economic climate.  While some of the opportunities that were expected to close in FY2008 continue to be pursued in FY2009, we cannot determine if the delays and customer decisions to not move forward with their PLM initiatives will continue into FY2009.  If these customer sentiments persist, there could be further erosion of our ProductCenter revenue.  In addition, declines in our ProductCenter revenue could also lead to declines in service revenue related to our ProductCenter product line.  The decrease in Cadra product revenue was primarily attributable to higher than expected sales in the prior fiscal year, which were associated with the release of a new Cadra version during the third fiscal quarter of 2007.   While we are continuously enhancing our Cadra product line and plan to issue new versions in the future, the continued migration of our customer base to 3D solutions may cause further declines in Cadra product revenues.

Service Revenue

Service revenue (consisting of maintenance and consulting revenue) for fiscal year 2008 was approximately $8.1 million, compared to approximately $8.4 million for the comparable prior period, a decrease of 4.1%. The change from year to year in service revenue among our three product lines was as follows (in thousands, except percent):

Product Line	FY 2008	FY 2007	$ Change	% Change
ProductCenter	$ 4,476	$ 4,632	$ (156)	(3.4%)
Cadra	2,982	3,124	(142)	(4.6)
AMT	640	691	(51)	(7.4)
Total	8,098	8,447	(349)	(4.1)

The 3.4% decrease in ProductCenter service revenue was primarily attributable to existing customers delaying or suspending consulting engagements and the lack of new customer orders, which also drive the consulting business. If these customer sentiments persist there could be further erosion of our ProductCenter service revenue. ProductCenter maintenance revenue decreased by 0.7% and consulting revenue decreased by 11.1% in fiscal year 2008.

Consulting/training is a very minor component of our Cadra and AMT product lines.

The 4.6% decline in service revenue for our Cadra product line was due to the continued migration of the CAD marketplace from 2D CAD tools such as Cadra to 3D technologies. This migration has been going on for some time and is expected to continue. With the continued market acceptance of 3D technologies, our customers are reducing their utilization of Cadra and reducing their maintenance coverage or opting not to renew at all. Thus, we expect to continue to experience declining Cadra related service revenue.

The 7.4% decline in service revenue for our AMT product line was part of the continued downward trend in service related revenue over the last five years for this technology. AMT’s customers are primarily North American vendors to the major parts suppliers to the American automotive industry. Our customers have experienced severe financial difficulty as the North American automotive industry has struggled with foreign competition, loss of market share, increasing costs and a myriad of other problems. These events have had a substantial detrimental impact on the revenue generated from this product line.  Thus, we expect to continue to experience declining AMT related service revenue.

Gross Margin

Gross profit as a percentage of revenue was 69.5% in fiscal 2008, as compared to 71.8% for the comparable prior period. The decrease in gross margin percentage was due to decrease in revenue and the relatively fixed nature of the components of our cost of sales.  As disclosed above, total revenue for fiscal 2008 decreased by 8.5%, compared to fiscal 2007.

Research and Development Expenses

Research and development expenses (“R&D”) were $1.8 million for fiscal year 2008, as compared to $2.2 million in the comparable prior period, a decrease of 16.3%. The reduced spending was the result of reduced investment, mostly in the form of reduced headcount related to our legacy technologies. While we remain committed to improving those technologies and ensuring their compatibility with current operating systems, our spending must reflect the trend of decreasing revenue from our Cadra and AMT product lines.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $4.2 million for fiscal year 2008, as compared to $5.5 million in the comparable prior period, a decrease of 23.5%. The decrease is due primarily to the reduced head count, the reduction in rent expense arising from our relocation to new corporate headquarters, and the suspension of the management fee we have been paying Greenleaf Capital, as described below. Thus, we do not expect similar declines in SG&A in future periods.

Under our agreement with Greenleaf Capital, among other obligations, we were required to pay Greenleaf Capital an annual management fee of $500,000 (approximately $44,000 per month) for management advisory services and available debt facilities.  In March, 2008 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period, effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  If Greenleaf were to terminate its waiver, there would be a substantial increase in our SG&A expenses.  Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf Capital pursuant to a certain promissory note we previously issued to it.  Thus, while these payments will reduce the amounts owing under our debt facilities, suspension of the management fee will not improve our overall cash flow.

Interest Expense

Interest expense for the fiscal year ended May 31, 2008 was approximately $1.3 million, as compared to $1.4 million for the comparable prior period, a decrease of 10.9%.  This decrease in interest expense was primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings were approximately $13.3 million for the fiscal year ending May 31, 2008, as compared to $13.9 million for the comparable prior period, and the interest rate on those borrowings decreased to about 7.5% in the fourth quarter from 10.5% for the comparable prior period. The change in the interest rate on our borrowing in fiscal year 2008 as compared to 2007 is due to a decrease in the prime rate.

Net Loss

Net loss for fiscal 2008 was $(306,000), as compared to a net loss of $(1.2) million in fiscal 2007. The net loss per share for fiscal 2008 was $(.03) as compared to the net loss of $(.10) in fiscal 2007. The weighted average number of shares outstanding was 12.2 million in fiscal 2008 and 2007.

CAPITAL RESOURCES AND LIQUIDITY

As of May 31, 2008 we had cash on hand of $900,000, a decrease of $148,000 from May 31, 2007. Operating activities generated approximately $974,000 of cash during fiscal year 2008, compared with generating approximately $313,000 in cash during the comparable prior period. The $661,000 increase in cash generated by operating activities was primarily attributable to the approximate $916,000 decrease in net loss and a $158,000 reduction in change in prepaid expenses, partially offset by a $227,000 increase in the change in deferred revenue. During the year ended May 31, 2008, our financing activities used net cash of approximately $982,000, compared with providing net cash of approximately $112,000 during the comparable prior period.  The increase in cash used by financing activities was primarily attributable to decreased borrowings of approximately $1.6 million, partially offset by decreased repayments on borrowings of approximately $527,000. At May 31, 2008, we had an approximate working capital deficit of $3.4 million, compared to a working capital deficit of $2.4 million at May 31, 2007.  The approximate $1.0 million increase in our working capital deficit was primarily attributable to a $1.0 million increase in the current portion of long term debt and a decrease in cash and accounts receivable of $240,000, partially offset by a decrease in deferred revenue of $227,000.

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires annually in June.  As of May 31, 2008, approximately $579,000 was available under this facility which has been extended an additional year through June 2009. (See Note H to the Consolidated Financial Statements.)  At May 31, 2008, we had total long-term debt of approximately $11.1 million and current debt of $1.6 million (for total debt of $12.7 million), consisting of $10.3 million under a promissory note and $2.4 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The aggregate principal amount payable to Greenleaf at May 31, 2008 was $12.7 million.  The monthly minimum principal and interest payments are approximately $210,000 on these borrowings.  In addition, we are currently making additional monthly principal payments of $44,000.  Of the 12.7 million, $1.6 is payable by May 31, 2009 and $11.1 million is payable by May 31, 2010.

In fiscal 2008, we generated $971,000 from operating activities and our intention is to manage the business with a view to achieve positive cash flows from operating activities in fiscal 2009.

During fiscal 2009, we anticipate that we will incur capital expenditures of approximately $100,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

We believe that the cash on hand together with anticipated cash flow from operations and available borrowings under our credit facility will be sufficient to meet our liquidity and capital resources needs for the next year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assets and liabilities as well as revenue and expenses outside the United States that are subject to fluctuations due to changes in foreign currency exchange rates. Our primary exposure is related to local currency revenue and operating expenses in Europe. However, we do not engage in forward foreign exchange or similar contracts to reduce our economic exposure to changes in exchange rates as the associated risk is not considered significant. Because we market, sell and license our products throughout the world, we could be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products.

We are exposed to changes in interest rates primarily as a result of its long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Based on the debt balance at May 31, 2008, a hypothetical change in the interest rate of +2% or –2% would result in a hypothetical change to interest expense of about $271,000 and $(271,000), respectively.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements herein with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationship with our lender, successfully introduce and attain market acceptance of any planned products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

Our future results may differ materially from our past results, and our actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below.

Our quarterly results may fluctuate.  Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; customer order deferrals as a result of general economic decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be able to fund our operations from future cash flows.  We cannot assure you that we will generate sufficient positive cash flow in the future to fund our operations.  During fiscal years 1998 through 2001, our operating activities generated significant negative cash flows. We took aggressive cost cutting steps and reorganized our operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and improved our cash flows. It is our expectation that we can continue to improve our cash flows; however, there can be no assurances that we will be able to continue to improve our cash flow in the future.  If we are unable to fund our operations from future cash flows, we will need to seek additional debt or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.  We are currently dependent on Greenleaf Capital, our lender and sole source of external financing, for its continued support   We currently have a strong relationship with Greenleaf; and it is our largest shareholder, owning approximately 44.5% of our issued and outstanding common stock, and it has been our sole debt provider since 1996. (See Note F to the Consolidated Financial Statements.)

Decline in business conditions and Information Technology (IT) spending could cause further decline in revenue.  The level of future IT spending remains uncertain as does the economic outlook in the manufacturing sector. If IT spending declines and/or the manufacturing sector experiences further economic difficulty, our revenues could be adversely impacted.

Our agreements with certain critical software vendors may be terminated at will by the vendor.  We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support Product Center customers with their integrations from ProductCenter to their respective CAD solutions.  These agreements are subject to termination at will by the vendor, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material effect on future performance.  On July 20, 2007, we were informed that our agreement with one such vendor, Parametric Technology Corporation (PTC), was not going to be extended beyond its renewal date of January 31, 2008. Thus the Agreement has since expired.  Approximately 60% of our current ProductCenter customer base utilizes PTC’s Pro/ENGINEER integrator solution.  We will continue to support (beyond January 31, 2008) with a customer specific consulting solution our current customers who are utilizing a Pro/ENGINEER integration solution.  We are investigating other CAD integration solutions so as to enable other drawing tools to integrate with our ProductCenter line. This should position us to replace any lost Pro/ENGINEER related business opportunities and to expand the application of the ProductCenter line so that it is compatible with a broader array of drawing tools. Nevertheless, our current inability to offer our solution to new customers utilizing Pro/ENGINEER could have an adverse affect on our future revenues.

Revenue decline for certain product lines. We experienced revenue declines from 2007 to 2008 of 9% for our Cadra product line, 5.5% for our AMT product line, and 33% for our ProductCenter product line. In addition, Cadra and AMT software maintenance revenue declined in 2008 approximately 5.0% and 7.3%, respectively. We understand that as our Cadra and AMT technologies age, related revenue will decline as a normal part of the technology life cycle.  While we anticipate that the current revenue trends in these product lines will continue, should there be further significant revenue declines for these product lines, there will be a material adverse impact upon our overall financial performance.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial statements are included at the end of this Report on Form 10K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). – CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our President and Chief Financial Officer, and after consultation with a third party consultant, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2008, we concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding the Directors and executive officers of SofTech, Inc. (the "Company") as of August 13, 2008, based on information furnished by them to the Company.

DIRECTORS

Ronald A. Elenbaas, age 55.  Mr. Elenbaas’ term expired in 2006, but he continues to serve until his successor is duly elected and qualified.  Mr. Elenbaas is currently Chairman of the Board of Humanex, LLC, a human resource strategic planning firm.  He also serves on the Boards of the Ocean Reef Medical Center and Greenleaf Trust.  Until recently, Mr. Elenbaas served as Chairman of the Board of the Ocean Reef Club. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation.  Mr. Elenbaas was appointed a Director of the Company in September 1996.

William D. Johnston, 61.  Mr. Johnson’s term expires in 2008.  Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and lender to SofTech, Greenleaf Hospitality Group, Inc., a management company delivering management services to the host industry, and Catalyst Development Co., L.L.C., a commercial real estate development company. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

Timothy L. Tyler, 54. Mr. Tyler’s term expired in 2007, but he continues to serve until his successor is duly elected and qualified.  Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

Michael Elliston, 46.  Mr. Elliston’s term expires in 2008.  Mr. Elliston has served as Chief Financial Officer of the Greenleaf Capital in 2008,   Prior to his position as Chief Financial Officer, Mr. Elliston was the Chief Accounting Officer of the Greenleaf Companies since June 2005.  Prior to joining Greenleaf, Mr. Elliston was the Chief Financial Officer for Holly’s, Inc. and GR Hospitality, Inc., Michigan based Companies that owned and managed hotels since July 1991.  Mr. Elliston was appointed a Director of the Company in March of 2007.

Frederick A. Lake, 72.   Mr. Lake’s term expired in 2006, but he continues to serve until his successor is duly elected and qualified.   Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake’s firm also serves as corporate counsel to the Greenleaf Companies.  Mr. Lake was appointed a Director of the Company in July 2000.

Each member of the Board of Directors also serves on the Audit Committee of the Board of Directors. The Audit Committee recommends the engagement of the Company's independent accountants. In addition, the Audit Committee reviews comments made by the independent accountants with respect to internal controls and considers any corrective action to be taken by management; reviews internal accounting procedures and controls within the Company's financial and accounting staff; and reviews the need for any non-audit services to be provided by the independent accountants. The Board of Directors has designated Mr. Elliston as our audit committee’s financial expert.

Because of our financial relationship with Greenleaf, Mr Elliston is not considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.

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

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name	Age	Position
Jean J. Croteau	52	President
Victor G. Bovey	51	Vice President, Engineering
Amy E. McGuire	33	Chief Financial Officer

The following provides biographical information with respect to the Executive Officers not identified in Item 10 of this Annual Report on Form 10-K:

Jean Croteau was appointed our President in January of 2007.  He was formerly our Vice President, Operations from July 2001 to January 2007. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined SofTech in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

Victor G. Bovey was appointed our Vice President of Engineering in March of 2000. He started with us in November 1997 as Director of Product Development. Prior to his employment with us, he was employed for thirteen years with CIMLINC Incorporated in various engineering and product development positions.

Amy E. McGuire was appointed our Chief Financial Officer in January of 2007. She joined us as an Accounting Manager in 2002 when Workgroup Technology Corporation (“WTC”) was acquired.  She became Corporate Controller in August 2004. She was employed by WTC for 5 years prior to the acquisition.

Each of the Executive Officers was appointed by the Board of Directors, and will serve as such until their respective successor is appointed and qualified, or until their earlier resignation or removal.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us and on written representations that there were no changes in beneficial ownership, during fiscal year ended May 31, 2008, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to its most recent fiscal year.

CODE OF ETHICS

We have a Code of Ethics which was adopted in 2004 and is filed as an Exhibit (incorporated by reference) to this 10K.

PROCEDURES FOR SECURITY HOLDERS TO NOMINATE DIRECTORS

Our bylaws do not provide a procedure for Stockholders to nominate directors.  The Board of Directors does not currently have a standing nominating committee.  The Board of Directors currently has the responsibility of selecting individuals to be nominated for election to the Board of Directors.  Qualifications considered by the Directors in nominating an individual may include, without limitation, independence, integrity, business experience, education, accounting and financial expertise, reputation, civic and community relationships and industry knowledge.  In nominating an existing director for re-election to the Board of Directors, the Directors will consider and review an existing director’s Board and Committee attendance, performance and length of service.

ITEM 11 - EXECUTIVE COMPENSATION OF DIRECTORS

Directors were not paid any fees or other compensation for service as members of the Board of Directors or any committee thereof during fiscal 2008.

Pursuant to our 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors may be granted non-qualified options to purchase shares of our Common Stock. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. No new options could be granted under this Plan after 2004. No option awards were made in fiscal 2008.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our President (principal executive officer) and each of our other two most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2007 and 2008 for services rendered to us in all capacities.

Summary Compensation Table
Name and
Principal	Fiscal			All Other	Total
Position	Year	Salary($)	Bonus($)	Compensation(1)	Compensation

Jean Croteau -	2008	190,000	60,000	31,615	281,615
President	2007	186,437	40,000	42,590	269,027

Victor G. Bovey -	2008	100,833	-	2,017	102,850
Vice President, Research & Development	2007	120,800	-	2,416	123,216

Amy E. McGuire -	2008	91,920(2)	30,000	1,708	123,628
Chief Financial Officer	2007	85,667	30,000	1,783	117,450

Joseph P. Mullaney -	2008
Former President and COO (Resigned January 2007)	2007	156,240	12,500	-	168,740

(1)

Reflects our contributions to each of the Named Executive's accounts under our 401(k) plan (and, with respect to Mr. Croteau, in addition, $27,815 and $38,790 in sales commissions paid with respect to 2008 and 2007, respectively.  With respect to Mr. Mullaney, also includes imputed compensation related to the non-interest bearing note receivable described in Note H to the financial statements.

       (2)   Includes short term disability income related to maternity leave.

NARRATIVE COMPENSATION DISCLOSURE

None of our executives are subject to employment contracts; however our President is eligible to receive sales commission and both our President and our CFO are eligible to receive bonuses at the discretion of the Board of Directors pursuant to their individual bonus plans.  The President is eligible to receive quarterly commissions based on 1.5% of product license revenue and an annual bonus based upon improving our financial position.  The CFO is eligible to receive an annual bonus based upon the achievement of specific tasks and objectives.

OPTION GRANTS IN THE LAST FISCAL YEAR

No Stock Appreciation Rights ("SARs") or options to purchase our stock have been granted to the Named Executive Officers during fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

The following table sets forth certain information concerning outstanding equity awards at fiscal year end.

Name	Number of On Exercise	Number of Unexercised Realized($)	Shares Acquired Exercisable/ Unexercisable	Value Price	Options at May 31, 2008 Date	Exercise Expiration
Victor G. Bovey	--	--	15,000/0	.90	11/28/11
Jean Croteau	--	--	50,000/0	.90	11/28/11

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2008.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes securities authorized for issuance under equity compensation plans;

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares securities available for future issuances under Plan
Plan category
Approved by Shareholders	229,000	$.28	--

Not approved by Shareholders	--	N/A	--

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table provides Information concerning beneficial ownership of our Common Stock, as of August 13, 2008, for (i) each person named in the "Summary Compensation Table" as a Named Executive, (ii) each Director and (iii) all Directors and executive officers of the Company as a group.

	Amount and nature of	Percentage of
Name of Beneficial Owner (1) (2)	Class	Beneficial Ownership

Jean Croteau	50,000(3)	*
Victor G. Bovey	35,350(3)	*
William Johnston	5,439,643(3)(4)	44.5
Timothy L. Tyler	11,400(3)	*
Ronald Elenbaas	54,100(3)	*
Frederick Lake	15,400(3)	*
All Directors and executive officers,
as a group (6 persons)	5,800,212 (5)	45.7%

*     Less than one percent (1%).

(1)   Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)   There were 12,213,236 shares outstanding on August 13, 2008. In addition, 214,600 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of August 13, 2008 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.

(3)   Includes shares issuable under stock options as follows: Mr. Croteau - 50,000; Mr. Bovey - 15,000; Mr. Johnston – 11,400; Mr. Tyler – 11,400; Mr. Elenbaas – 11,400; and Mr. Lake – 15,400.

(4)   Mr. Johnston’s business address is Greenleaf Capital, 100 West Michigan Ave., Kalamazoo, Michigan, 49007.

(5)   Includes 114,600 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

We have, over the last several years entered into various financing arrangements with Greenleaf Capital, which is the beneficial owner of 44.5% of our common stock. Greenleaf Capital is our sole external source of capital. William D. Johnston, who has been one of our directors since September 1996, is the President and sole principal of Greenleaf Companies, which owns Greenleaf Capital.   In addition, Greenleaf provides advisory services and its Chief Accounting Officer serves as a member of the board of directors of the Company.

During fiscal 2000, we entered into an $11.0 million borrowing arrangement (“Promissory Note”) with Greenleaf Capital ("Greenleaf"). On November 8, 2002, we amended the Promissory Note. Under the amended agreement we increased our borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 2.25%. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $10,316,000 due in a single payment in June 2009. The Promissory Note expires on June 12, 2009.

In addition, we have a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet our short term capital needs. The interest rate on the Revolving Line of Credit is Prime Rate plus 2.25%.  Amounts borrowed under this facility are due annually in June unless otherwise extended. As of May 31, 2008, the principal balance under the revolving line was $2,421,000.  On June 1, 2008, Greenleaf agreed to extend the due date on the revolving line of credit to June 2009. Annual maturities of debt obligations, as amended, for fiscal years ending May 31, 2009 and 2010 are $1,646,000 and $11,091,000, respectively.

During fiscal year 2000, we entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement, we have the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

During fiscal 2008, the largest monthly principle payment to Greenleaf was $124,157 and $119,773 in interest and the amount of principal outstanding at May 31, 2008 was $12.7 million. The interest rate at May 31, 2008 was 7.25% per annum.  In addition, we paid an aggregate of $306,250 in management fees to Greenleaf during fiscal 2008.   Under our agreement with Greenleaf, among other obligations, we were required to pay Greenleaf an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2008 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period, that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  If Greenleaf were to terminate its waiver, there would be a substantial increase in our operating expenses. Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf pursuant to the Promissory Note we previously issued to it. Greenleaf Trust also serves as the trustee and investment advisor for our 401-K Plan.

Because of our financial relationship with Greenleaf, neither Mr. Johnston nor Mr. Elliston is considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.  Messrs. Tyler, Lake and Elenbaas, representing a majority of our Board of Directors and our Audit Committee, are considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended May 31,:

	2008	2007
Audit Fees (1)	$104,500	$98,000
Audit-Related fees	-	-
Tax Fees (2)	$28,000	$20,000
All Other Fees	-	-
Total fees	$132,500	$118,000

No fees, other than those disclosed above, were paid to our independent auditors during the indicated fiscal years.

(1)

Audit and quarterly review fees were for audit work performed in the preparation of the financial statements to be included in our Form 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

(2)

Tax related fees were incurred for preparation of our tax returns for each of the fiscal years.

Our Audit Committee (the “Committee”) is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Committee pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Committee.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following items are filed as part of this report:

Financial Statements for the fiscal years ended May 31, 2008 and May 31, 2007 are as follows.

Consolidated Statements of Operations

Consolidated Balance Sheet

Consolidated Statements of Changes in Stockholders' Deficit and Comprehensive Loss

Consolidated Statements of Cash Flow

Exhibits:

(3)(i)

Articles of Organization and Amendments, filed as Exhibit 3.1 to Form 10Q for the quarter ended February 29, 2008 and incorporated by reference.

(3)(ii)

By-laws of the Company, filed as Exhibit 3.2 to Form 10Q for the quarter ended February 29, 2008 and incorporated by reference.

(4)

Form of common stock certificate, filed as Exhibit 4(A), to Registration statement number 2-73261, filed with the Securities and Exchange Commission and incorporated by reference.

(10)(i)

Greenleaf Capital $11.0 million Promissory Note.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant.

(23)(i)

Consent of Vitale, Caturano & Company Ltd.

(31.1)

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SofTech, Inc.:

We have audited the accompanying balance sheets of SofTech, Inc. and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ VITALE, CATURANO & COMPANY, LTD.

July 25, 2008

Boston, Massachusetts

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended May 31,

	2008	2007
	(in thousands, except per share data)

Revenue:
Products	$2,008	$2,602
Services	8,098	8,447
Total Revenue	10,106	11,049

Cost of revenue:
Cost of products sold: materials	70	90
Cost of product sold: amortization of
capitalized software costs and
other intangible assets	1,346	1,416
Cost of services provided	1,663	1,615
Total cost of revenue	3,079	3,121

Gross margin	7,027	7,928

Research and development	1,812	2,164
Selling, general and administrative	4,287	5,526

Income from operations	928	238

Interest expense, net	1,292	1,449
Other income (expense)	68	-

Loss before income taxes	(296)	(1,211)
Provision for income taxes	10	11

Net loss	$(306)	$(1,222)

Per common share data:

Net loss – basic and diluted	$(.03)	$(.10)

Weighted average shares outstanding,
basic and diluted	12,213	12,213

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31,

	2008	2007
	(in thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$900	$1,048
Accounts receivable (less allowance for uncollectible accounts of $4 as of May 31, 2008 and May 31, 2007)	1,405	1,496
Prepaid expenses and other assets	475	476
Total current assets	2,780	3,020
Property and equipment, at cost:
Data processing equipment	3,441	3,392
Office furniture	562	553
Leasehold improvements	-	189
Total property and equipment	4,003	4,134
Less accumulated depreciation and amortization	(3,846)	(3,909)
Property and equipment, net	157	225
Other assets:
Capitalized software costs, net of amortization of $16,328 and $14,982 at May 31, 2008 and May 31, 2007	517	1,863
Goodwill	4,618	4,600
Other assets	137	136
Total assets	$8,209	$9,844
Liabilities and stockholders' deficit:
Current liabilities:
Accounts payable	$368	$300
Accrued expenses	784	869
Deferred revenue	3,341	3,568
Current portion of long term debt with related party	1,646	610
Current portion of capital lease	31	31
Total current liabilities	6,170	5,378
Long-term liabilities:
Long term debt with related party, less current portion	11,091	13,078
Long-term capital lease, less current portion	51	82
Total long-term liabilities	11,142	13,160
Total liabilities	17,312	18,538
Commitments and contingencies (Note J)
Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000shares; issued 12,213,236	1,221	1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(27,909)	(27,603)
Accumulated other comprehensive loss	(452)	(349)
Total stockholders' deficit	(9,103)	(8,694)
Total liabilities and stockholders’ deficit	$8,209	$9,844

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT AND COMPREHENSIVE LOSS

For Fiscal Years Ended May 31,

	2008	2007
	(in thousands, except share data)
Common Stock:
Balance at beginning of year	$1,221	$1,221
Shares issued	0	0
Balance at end of year	1,221	1,221
Capital in Excess of Par Value:	18,037	18,037
Accumulated Deficit:
Balance at beginning of year	(27,603)	(26,381)
Net loss	(306)	(1,222)
Balance at end of year	(27,909)	(27,603)
Accumulated other comprehensive loss:
Balance at beginning of year	(349)	(294)
Foreign currency translation adjustments	(103)	(55)
Balance at end of year	(452)	(349)

Total stockholders' deficit at end of year	$(9,103)	$(8,694)
Comprehensive Loss
Net loss	$(306)	$(1,222)
Foreign currency translation adjustments	(103)	(55)

Total comprehensive loss	$(409)	$(1,277)

Outstanding Shares:	12,213	12,213
Balance at beginning of year
Shares issued	0	0
Balance at end of year	12,213	12,213

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended May 31,

	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(306)	$(1,222)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,430	1,469
Provision for uncollectible accounts	52
Loss on retirement of equipment	3

Change in operating assets and liabilities:
Accounts receivable	39	161
Prepaid expenses and other assets	(158)
Accounts payable and accrued expenses	(17)	(82)
Deferred revenue	(227)	145
Total adjustments	1,280	1,535
Net cash provided by operating activities	974	313
Cash flows from investing activities:
Capital expenditures	(9)	(12)
Net cash used in investing activities	(9)	(12)

Cash flows from financing activities:
Borrowings under debt agreements	150	1,750
Repayments under debt agreements	(1,101)	(1,628)
Repayments under capital lease	(31)	(10)
Net cash (used in) provided by financing activities	(982)	112
Effect of exchange rates on cash	(131)	(45)
Net increase (decrease) in cash and cash equivalents	(148)	368
Cash and cash equivalents, beginning of year	1,048	680
Cash and cash equivalents, end of year	$900	$1,048

Supplemental disclosures of cash flow information:
Interest paid	$1,292	$1,448
Non-cash acquisition on capital lease		123
Income taxes paid	$1	$1

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a subsequent offering in December 1982. The Company is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. These solutions include software technology offerings for Computer Aided Design (“CAD”), Computer Aided Manufacturing (“CAM”) as well as Product Data Management and Collaboration (“PDM”) technologies, all of which fit under the broadly defined PLM industry. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy. The Company also has resellers through out Asia and Europe.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. (“IDI”), Workgroup Technology Corporation (“WTC”) acquired in December 2002, SofTech Technologies Ltd., SofTech, GmbH, Adra Systems, Srl, Adra Systems, Sarl, Compass, Inc. (“COMPASS”), System Constructs, Inc. (“SCI”), SofTech Investments, Inc. ("SII"), RAM Design and Graphics Corp. ("RAM"), AMG Associates, Inc. (“AMG”) and SofTech Acquisition Corporation. SCI, SII, RAM, AMG and SofTech Technologies Ltd. are all inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's revenue is derived almost entirely from technology acquisitions completed between 1997 and 2002. As of May 31, 2008 approximately 62% of its assets are composed of intangible assets related to these acquisitions. For the fiscal year ended May 31, 2008, the amortization of these intangible assets was approximately 49% of its total expenses and 51% of its revenue.

Although the Company has incurred operating losses during each of the last six years operating income was positive for both years herein and we have generated positive cash flow from operating activities in five out of the six years. The year the Company failed to generate positive cash flow, it was break even.

Based on the Company’s year end cash balance of $900,000, its long history of generating positive cash flow from operating activities, available borrowings on its existing line of credit, the extension of the maturity date for such line of credit (See Note F) and the Company’s budget for 2009, the Company believes it has sufficient liquidity to meet its obligations for the next year.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash held in foreign bank accounts at May 31, 2008 totaled $300,000.

CONCENTRATION OF RISK:

The Company believes that the loss of one or more of our largest customers could have a material adverse effect on the business. No customer exceeds ten percent of net sales. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. Bad debts are written off against the allowance when identified. The changes in the accounts receivable reserve are as follows:

		Charged
	Balance,	to Costs		Balance,
For the Years	Beginning	and	Bad Debt	End of
Ended May 31,	of Period	Expenses	Write-offs	Period

2007	$26,000	$-	$22,000	$4,000

2008	$4,000	$52,000	$52,000	$4,000

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Computer hardware and software	2-5 years
Office furniture	5-10 years
Leasehold improvements	Lesser of useful life or life of lease

Depreciation expense, including amortization of assets under capital lease, was approximately $84,000 and $53,000, for fiscal 2008 and 2007, respectively.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements.  FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that there are no uncertain tax positions, or liabilities for interest and penalties associated with uncertain tax positions as of June 1, 2007 and May 31, 2008. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company is currently subject to audit by the Internal Revenue Service and various states for the calendar years ended 2003 to 2007.

REVENUE RECOGNITION:

The Company follows the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales are recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in SOP 98-9. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company accounts for its software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2008 or 2007. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the year ended May 31, 2008 and 2007 was $1,346,000 and $ 1,416,000, respectively.

Research and development expense for the years ended May 31, 2008 and 2007 was $1,812,000 and $2,164,000, respectively.

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

As of May 31, 2008, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2008. The interest rate on the Company’s debt facilities are variable and fluctuate with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on its debt facilities to be reasonable based on the Company’s revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s provision for uncollectible accounts was nominal at May 31, 2008 and May 31, 2007

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany, and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal 2008 and 2007.  In fiscal 2008, the Company recorded a net gain from transactions of approximately $68,000 to other income.

COMPREHENSIVE INCOME:

Financial Accounting standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company’s comprehensive income items include foreign translation adjustments.  Comprehensive income has been included in the consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Loss for all periods.

NET INCOME (LOSS) PER COMMON SHARE:

Basic income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires that the effect of potential dilutive common stock equivalents be excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is antidilutive. For the fiscal years ended May 31, 2008 and 2007, 229,000 and 238,000, respectively of potentially dilutive options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive.  The Company’s basic and diluted earnings per share are the same for fiscal 2008 and fiscal 2007 since it was in a loss position for each of those years.

STOCK BASED COMPENSATION:

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

To adopt SFAS 123(R), the Company selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. The Statement does not require restatement of financial results for the prior period expense related to vested stock option awards that were outstanding as of the adoption date. The expense recorded from adoption of this Statement in the current year was nominal.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at May 31, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2007	238,000	$.45	4.61	$1,770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(9,000)	4.63	-	-
Outstanding at May 31, 2008	229,000	$.28	3.76	$10,860
Exercisable at May 31, 2008	226,600	$.28	3.73	$10,860

The following table summarizes the information related to non-vested stock option awards outstanding as of May 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2007	27,200	$ .03
Granted	-	-
Vested	(24,800)	$.03
Forfeited	-	-
Non-vested at May 31, 2008	2,400	$ .04

As of May 31, 2008, the remaining prospective pre-tax cost of non-vested stock option employee compensation was nominal and will be expensed on a pro rata basis going forward.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS No.160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company does not expect that the adoption of SFAS No. 141(R) and SFAS No. 160 will have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement establishes the disclosure requirements for derivative instruments and for hedging activities. It amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect that the adoption of this standard will have a material impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of this standard will have a material impact on its Consolidated Financial Statements.

C.    INCOME TAXES:

The provision for income taxes includes the following:

For Years ended May 31, (in thousands)	2008	2007
Federal	$--	$--
Foreign
State and Local	10	11
	10	11
Deferred
	$10	$11

The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

	2008	2007
Domestic	$(187)	$(1,295)
Foreign	(119)	84
	$(306)	$(1,211)

At May 31, 2008, the Company had net operating loss carryforwards of $23.2 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2008.

The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,	2008	2007
Statutory rate	(34)%	(34)%
Valuation reserve	34	34
Effective tax rate	0%	0%

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,905	$7,319
Tax credit carryforwards	200	200
Receivable allowances	1	1
Vacation pay accrual	35	29
Other accruals	31	61
Depreciation	0	(4)
Differences in book and tax basis of assets
of acquired businesses	3,034	3,212
Deferred tax assets	11,206	10,818
Less: valuation allowance	(11,206)	(10,818)
Net deferred tax assets recognized	$0	$0

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2008 ($414,000) and fiscal 2007 ($387,000).

D.    EMPLOYEE RETIREMENT PLANS:

The Company has one Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal 2008 and 2007 was $65,000 and $74,000, respectively.

E.    SEGMENT INFORMATION:

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”) or Product Data Management (“PDM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Computer Aided Manufacturing (“CAM”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe.  We have sales and customer support offices throughout the US, France, Germany and Italy. We also operate through resellers in Europe and Asia.  Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are as follows (in thousands):

	2008	2007
Revenue:
North America	$7,747	$8,088
Asia	963	1,136
Europe	2,188	2,109
Eliminations	(792)	(284)
Consolidated Total	$10,106	$11,049

	2008	2007
Long-Lived Assets:
North America	$5,259	$6,645
Europe	170	179
Consolidated Total	$5,429	$6,824

Foreign revenue is based on the country in which the sale originates. Revenue from Germany was 11% and 10% of total consolidated revenue in fiscal years 2008 and 2007. No other customer or foreign country accounted for 11% or more of total revenue in fiscal 2008 or 2007.

F    RELATED PARTY TRANSACTIONS:

We have, over the last several years entered into various financing arrangements with Greenleaf Capital, which is the beneficial owner of 44.5% of our common stock. Greenleaf Capital is our sole external source of capital. William D. Johnston, who has been one of our directors since September 1996, is the President and sole principal of Greenleaf Companies, which owns Greenleaf Capital. In addition, Greenleaf provides advisory services and its Chief Accounting Officer serves as a member of the board of directors of the Company.

During fiscal 2000, we entered into an $11.0 million borrowing arrangement (“Promissory Note”) with Greenleaf Capital ("Greenleaf"). On November 8, 2002, we amended the Promissory Note. Under the amended agreement we increased our borrowing from $11.0 million to $15.0 million. In addition, the interest rate was reduced from 9.75% to Prime Rate plus 2.25%. Principal and interest is payable monthly and the Promissory Note has a 15-year loan amortization with the remaining principal of approximately $10,316,000 due in a single payment in June 2009. The Promissory Note expires on June 12, 2009.

In addition, we have a $3.0 million Revolving Line of Credit with Greenleaf. This facility is used to supplement cash flows from operations to meet our short term capital needs. The interest rate on the Revolving Line of Credit is Prime Rate plus 2.25%.  Amounts borrowed under this facility are due annually in June unless otherwise extended. As of May 31, 2008, the principal balance under the revolving line was $2,421,000.  On June 1, 2008, Greenleaf agreed to extend the due date on the revolving line of credit to June 2009. Annual maturities of debt obligations, as amended, for fiscal years ending May 31, 2009 and 2010 are $1,646,000 and $11,091,000, respectively.

Debt obligations of the Company consist of the following obligations at May 31, 2008 (in thousands):

$15,000 Promissory Note	$10,316

$3,000 Revolving Line of Credit	2,421
12,737

Less current portion	(1,646)
$11,091

During fiscal year 2000, we entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement, we have the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

During fiscal 2008, the largest monthly principle payment to Greenleaf was $124,157 and $119,773 in interest and the amount of principal outstanding at May 31, 2008 was $12.7 million. The interest rate at May 31, 2008 was 7.25% per annum.  In addition, we paid an aggregate of $306,250 in management fees to Greenleaf during fiscal 2008.   Under our agreement with Greenleaf, among other obligations, we were required to pay Greenleaf an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2008 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period, that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  If Greenleaf were to terminate its waiver, there would be a substantial increase in our operating expenses. Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf pursuant to the Promissory Note we previously issued to it. Greenleaf Trust also serves as the trustee and investment advisor for our 401-K Plan.

G.    LEASE COMMITMENTS:

OPERATING LEASES

The Company conducts its operations in office facilities leased through November 2010. Rental expense for fiscal years 2008 and 2007 was approximately $431,000 and $450,000, respectively.

At May 31, 2008, minimum annual rental commitments under noncancellable leases were as follows:

Gross
Fiscal Year	Commitment
2009	214,739
2010	194,024
2011	98,240

CAPITAL LEASES

In February 2007, the company entered into a capital lease agreement with CitiCapital for a term of 48 months with a $1 purchase option. The lease incurs interest using the straight line method.  The assets are amortized over the life of the lease and amortization of the assets is included in depreciation expense for fiscal year 2008.

Computer equipment	123,005
Less amortization	(40,845)

82,160

Minimum future lease payments under the capital lease as of May 31, 2008

2009	36,411
2010	36,411
2011	24,273

Minimum lease payment	97,095
Amount representing Interest	(14,935)

Present Value of Minimum	82,160
lease payments

H. NOTE RECEIVABLE:

Joseph Mullaney, the Company’s former Chief Executive Officer, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by all of his Company shares and stock options. The Company has accounted for the note as a fixed arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: August 27, 2008

/s/ Jean J. Croteau

Jean J. Croteau

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jean J. Croteau	President	8/27/08
Jean J. Croteau	(Principal Executive Officer)

/S/ Amy E. McGuire	Chief Financial Officer	8/27/08
Amy E. McGuire	(Principal Financial and Accounting Officer)

/S/ Ronald A. Elenbaas	Director	8/27/08
Ronald A. Elenbaas

/S/ William Johnston	Chairman of the Board	8/27/08
William Johnston

/S/ Timothy Tyler	Director	8/27/08
Timothy Tyler

/S/ Michael D. Elliston	Director	8/27/08
Michael D. Elliston

/S/ Frederick A. Lake	Director	8/27/08
Frederick A. Lake

i

EXHIBIT INDEX

(3)(i)

Articles of Organization and Amendments, filed as Exhibit 3.1 to Form 10Q for the quarter ended February 29, 2008 and incorporated by reference.

(3)(ii)

By-laws of the Company, filed as Exhibit 3.2 to Form 10Q for the quarter ended February 29, 2008 and incorporated by reference.

(4)

Form of common stock certificate, filed as Exhibit 4(A), to Registration statement number 2-73261, filed with the Securities and Exchange Commission and incorporated by reference.

(10)(i)

Greenleaf Capital $11.0 million Promissory Note.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant.

(23)(i)

Consent of Vitale, Caturano & Company Ltd.

(31.1)

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(31.2)

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ii