Form 10-K/A
period 2008-05-31
SOFTECH INC
filed 2008-09-10
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 on August 27, 2008 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) for the purpose of making certain corrections to Items 7A, 11 and 15 of the Original Report. While other Items of the Original Report have not changed, they are repeated in this Amended Report for the convenience of the reader.

The amended Items (7A, 11 and 15) have not been updated to reflect events occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. The Amended Report speaks as of the date of the filing of the Original Report, August  27, 2008. Events occurring after the date of the Original Report or other disclosures necessary to reflect subsequent events will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the fiscal year ended May 31, 2008.

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

Revenue decline for certain product lines. We experienced revenue declines from 2007 to 2008 of 9% for our Cadra product line, 5.5% for our AMT product line, and 8.6% for our ProductCenter product line. In addition, Cadra and AMT software maintenance revenue declined in 2008 approximately 5.0% and 7.3%, respectively. We understand that as our Cadra and AMT technologies age, related revenue will decline as a normal part of the technology life cycle.  While we anticipate that the current revenue trends in these product lines will continue, should there be further significant revenue declines for these product lines, there will be a material adverse impact upon our overall financial performance.

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

Summary Compensation Table
Name and
Principal	Fiscal			All Other	Total
Position	Year	Salary($)	Bonus($)	Compensation(1)	Compensation

Jean Croteau -	2008	190,000	60,000	31,615	281,615
President	2007	186,437	40,000	42,590	269,027

Victor G. Bovey -	2008	100,833	-	2,017	102,850
Vice President, Research & Development	2007	120,800	-	2,416	123,216

Amy E. McGuire -	2008	91,920(2)	30,000	1,708	123,628
Chief Financial Officer	2007	85,667	30,000	1,783	117,450

Joseph P. Mullaney -	2008
Former President and COO (Resigned January 2007)	2007	156,240	-	12,500	168,740

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

(10)(i)

Greenleaf Capital $11.0 million Promissory Note, filed as Exhibit 10(i) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as Exhibit 10(ii) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002, filed as Exhibit 10(iii) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant, filed as Exhibit 21 to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

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

(32.2)

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SofTech, Inc.:

We have audited the accompanying balance sheets of SofTech, Inc. and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

August 18, 2008

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

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended May 31,

	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(306)	$(1,222)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,430	1,469
Provision for uncollectible accounts	52	-
Loss on retirement of equipment	3	-

Change in operating assets and liabilities:
Accounts receivable	39	161
Prepaid expenses and other assets	-	(158)
Accounts payable and accrued expenses	(17)	(82)
Deferred revenue	(227)	145
Total adjustments	1,280	1,535
Net cash provided by operating activities	974	313
Cash flows from investing activities:
Capital expenditures	(9)	(12)
Net cash used in investing activities	(9)	(12)

Cash flows from financing activities:
Borrowings under debt agreements	150	1,750
Repayments under debt agreements	(1,101)	(1,628)
Repayments under capital lease	(31)	(10)
Net cash (used in) provided by financing activities	(982)	112
Effect of exchange rates on cash	(131)	(45)
Net increase (decrease) in cash and cash equivalents	(148)	368
Cash and cash equivalents, beginning of year	1,048	680
Cash and cash equivalents, end of year	$900	$1,048

Supplemental disclosures of cash flow information:
Interest paid	$1,292	$1,448
Non-cash acquisition on capital lease		123
Income taxes paid	$1	$1

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

C.    INCOME TAXES:

The provision for income taxes includes the following:

For Years ended May 31, (in thousands)	2008	2007
Federal	$--	$--
Foreign
State and Local	10	11
Total Current Provision	10	11
Deferred
	$10	$11

The domestic and foreign components of loss from operations before income taxes of the consolidated companies were as follows (in thousands):

	2008	2007
Domestic	$(187)	$(1,295)
Foreign	(119)	84
	$(306)	$(1,211)

At May 31, 2008, the Company had net operating loss carryforwards of $23.2 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2008.

The Company's effective income tax rates can be reconciled to the federal statutory income tax rate as follows:

For the Years ended May 31,	2008	2007
Statutory rate	34%	34%
Valuation reserve	(34)	(34)
Effective tax rate	0%	0%

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,905	$7,319
Tax credit carryforwards	200	200
Receivable allowances	1	1
Vacation pay accrual	35	29
Other accruals	31	61
Depreciation	0	(4)
Differences in book and tax basis of assets
of acquired businesses	3,034	3,212
Deferred tax assets	11,206	10,818
Less: valuation allowance	(11,206)	(10,818)
Net deferred tax assets recognized	$0	$0

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal 2008 ($388,000) and fiscal 2007 ($387,000).

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

Date: September 10, 2008

/s/ Jean J. Croteau

Jean J. Croteau

President

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

(10)(i)

Greenleaf Capital $11.0 million Promissory Note, filed as Exhibit 10(i) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as Exhibit 10(ii) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002, filed as Exhibit 10(iii) to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant, filed as Exhibit 21 to Form 10-K for the year ended May 31, 2008 and incorporated by reference.

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