Form 10-Q
period 2008-08-31
SOFTECH INC
filed 2008-10-15
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
August 31, 2008	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way Suite 401, Lowell, MA 01851

Telephone (978) 458-3420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

The number of shares outstanding of registrant’s common stock at October 1, 2008 was 12,213,236 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

SOFTECH, INC.

FINANCIAL STATEMENTS
SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	August 31,	May 31,
	2008	2008
ASSETS

Cash and cash equivalents	$793	$900
Accounts receivable, net	933	1,405
Prepaid and other assets	527	475
Total current assets	2,253	2,780

Property and equipment, net	141	157
Capitalized software costs, net	416	517
Goodwill, net	4,614	4,618
Other assets	136	137

TOTAL ASSETS	$7,560	$8,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$307	$368
Accrued expenses	699	784
Deferred maintenance revenue	2,786	3,341
Current portion of capital lease	31	31
Current portion of long term debt	1,676	1,646

Total current liabilities	5,499	6,170

Capital lease, net of current portion	43	51
Long-term debt, net of current portion	10,660	11,091

Total long-term liabilities	10,703	11,142

Stockholders' deficit	(8,642)	(9,103)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,560	$8,209

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)
	Three Months Ended
	(unaudited)
	August 31,	August 31,
	2008	2007

Revenue

Products	$540	$477
Services	2,014	2,239

Total revenue	2,554	2,716

Cost of products sold: materials	17	14
Cost of product sold: amortization of capitalized software costs
and other intangible assets	101	354
Cost of services provided	365	436

Gross margin	2,071	1,912

Research and development expenses	444	447
Selling, general and administrative	953	1,105

Income from operations	674	360

Other expense	25	-
Interest expense	230	359

Net income	$419	$1

Basic and diluted net income per common share	$0.03	$0.00
Weighted average common shares outstanding-basic	12,213	12,213
Weighted average common shares outstanding-diluted	12,225	12,245
See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Three Months Ended
	(unaudited)
	August 31,	August 31,
	2008	2007

Cash flows from operating activities:
Net income	$419	$1

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	117	373
Provision for uncollectable accounts	25	-
Change in current assets and liabilities:
Accounts receivable	447	142
Prepaid expenses and other assets	(52)	29
Accounts payable and accrued expenses	(146)	(186)
Deferred maintenance revenue	(555)	(311)

Total adjustments	(164)	47

Net cash provided by operating activities	255	48

Cash flows from financing activities:
Repayments under debt agreements	(378)	(146)
Repayments under capital lease	(31)	(8)

Net cash used in financing activities	(409)	(154)

Effect of exchange rates on cash	47	(2)

Decrease in cash and cash equivalents	(107)	(108)

Cash and cash equivalents, beginning of period	900	1,048

Cash and cash equivalents, end of period	$793	$940

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(A)

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations.  It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2008 Annual Report on Form 10-K.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of capitalized costs and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended August 31, 2008 and 2007. Substantially all of the recorded balance in Capitalized Software Costs, net, represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three month periods ended August 31, 2008 and 2007 were $101,000 and $354,000, respectively.  This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

LONG-LIVED ASSETS:

The Company periodically reviews the carrying value of all intangible assets with a finite life (primarily capitalized software costs) and other long-lived assets. If indicators of impairment exist, the Company compares the discounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. The Company does not have any long-lived assets it considers to be impaired.

STOCK BASED COMPENSATION

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-base payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded in the current quarter was nominal.  No stock options were granted during the three month period ended August 31, 2008.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at August 31, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2008	229,000	$ .28	3.73	$10,860
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at August 31, 2008	229,000	$.28	3.50	-
Exercisable at August 31, 2008	226,600	$.28	3.48	-

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the information related to non-vested stock option awards outstanding as of August 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2008	2,400	$ .04
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at August 31, 2008	2,400	$ .04

As of August 31, 2008, the remaining prospective pre-tax cost of non-vested stock option employee compensation is nominal and will be expensed on a pro rata basis going forward.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial accounts are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations.  The Company recorded foreign currency transaction losses of approximately $25,000 during the quarter ending August 31, 2008.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

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

NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of June 1, 2008 and the adoption did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS No.160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting of business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The impact of adoption of this statement on the Company’s Consolidated Financial Statements is dependent on the nature and volume of future acquisitions, if any, and therefore cannot be determined at this time.

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

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows (000’s):

	August 31, 2008	May 31, 2008

Property and equipment	$3,975	$4,003
Accumulated depreciation and amortization	(3,834)	(3,846)
Property and equipment, net	$141	$157

Common stock, $.10 par value	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(27,491)	(27,909)
Accumulated other comprehensive income	(409)	(452)
Stockholders’ deficit	$(8,642)	$(9,103)

(D)

EARNINGS PER SHARE

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following depicts a reconciliation of earnings per share (unaudited):

	Three Month Periods Ended
	August 31, 2008	August 31, 2007
	(Amounts in thousands, except per share amounts)

Net income available to common shareholders	$419	$1

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213	12,213
Incremental shares from the assumed exercise of
dilutive stock options	12	32

Weighted average number of common shares
outstanding used in calculating diluted earning
per share	12,225	12,245

Earnings per share:
Basic	$03	$-
Diluted	$.03	$-

At August 31, 2008 and 2007, respectively, 52,000 and 61,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

(E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities.  The comprehensive loss was as follows (000’s):

	Three Month Periods Ended
	August 31, 2008	August 31, 2007

Net income	$419	$1
Changes in:
Foreign currency translation adjustment	43	1

Comprehensive Income	$462	$2

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

Revenue:	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007
North America	$1,956	2,079
Asia	238	280
Europe	632	581
Eliminations	(272)	(224)
Consolidated Total	$2,554	2,716

Long Lived Assets:	August 31, 2008	May 31, 2007
North America	$5,145	5,259
Europe	162	170
Consolidated Total	$5,307	5,429

SOFTECH, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2009 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain our existing relationship with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and aging and potential obsolescence of our technologies.

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets (primarily capitalized software costs and other intangible assets) and other long-lived assets. If indicators of impairment exist, we compare the discounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. We do not have any long-lived or intangible assets we consider to be impaired.

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

Total Revenue for the quarter ended August 31, 2008 was approximately $2.5 million, compared to approximately $2.7 million for the comparable prior period. Thus, total revenues for the quarter ended August 31, 2008 decreased 6.0% when compared to the same period in fiscal 2008.  As explained below, the decline in total revenue was attributable to declines in service revenue.

Product revenue for the quarter ended August 31, 2008 was approximately $540,000, compared to $477,000 for the comparable prior period (an increase of 13.2%).   The increase in product revenue for the quarter ended August 31, 2008, as compared to the same period in fiscal 2008, was primarily attributable to an increase in sales of the ProductCenter product line.

Product Line	Q1 2009	Q1 2008	Q1 2007
ProductCenter	$ 192	$ 134	$ 66
Cadra	285	281	292
AMT	63	62	30
Total	540	477	388

Service revenue for each product line consists of consulting revenue and maintenance revenue.  Service revenue for the quarter ended August 31, 2008 was approximately $2.0 million, compared to approximately $2.2 million for the comparable prior period (a decrease of 10.0%).  The decrease in total service revenue for the quarter ended August 31, 2008 was mainly attributable to a $147,000 (or 38%) decrease in ProductCenter consulting revenue.  Our ProductCenter consulting revenue was unusually high during the first quarter of fiscal year 2008 because we were engaged in a sizable one time project for a single customer.  Overall, maintenance revenue decreased $67,000 (or 4%) in the current quarter, compared to the prior quarter.  This decrease was primarily attributable to the timing of incoming maintenance renewals.

Product Line	Q1 2009	Q1 2008	Q1 2007
ProductCenter	$ 1,070	$ 1,252	$ 1,117
Cadra	801	824	812
AMT	143	163	179
Total	2,014	2,239	2,108

Revenue generated in the U.S. accounted for 77% of total revenue for the quarter ended August 31, 2008 and 2007. Revenue generated in Europe for the quarter ended August 31, 2008 was 25% of total revenue, as compared to 21% of total revenue for the comparable prior period. Revenue generated in Asia for the quarter ended August 31, 2008 was 9% of total revenue, as compared to 10% of total revenue for the comparable prior period. During the quarter ended August 31, 2008, revenue from the U.S. decreased by approximately 6%, revenue from Europe increased by approximately 9%, and revenue from Asia decreased by approximately 15%, in each case, compared to same quarter in fiscal 2008. The decreased revenue from the Asian and U.S. markets was primarily a result of timing of incoming maintenance renewals.

Gross margin as a percentage of revenue was 81% for the three month period ended August 31, 2008, as compared to 70% for the comparable prior period. The increase in gross margin percentage was primarily due to an approximate $250,000 decrease in amortization of capitalized software costs, resulting from a component of one of our assets being fully amortized, partially offset by a 10% decrease in service revenue. Total revenue for the quarter ended August 31, 2008 decreased by 6%, compared to the same period in 2008, as discussed above.

Research and development expenses (“R&D”) were essentially unchanged ($444,000 for the three month period ended August 31, 2008, as compared to $447,000 in the comparable prior period). We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, general and administrative (“SG&A”) expenses were $953,000 for the three month period ended August 31, 2008, as compared to $1.1 million for the comparable prior period (a decrease of approximately $152,000 or 13.7%).  The decrease is due primarily to the reduction in rent expense arising from our relocation in November 2007 to new appropriately sized corporate headquarters and the suspension of the monthly management fee of $44,000, as explained below.

Under an agreement with Greenleaf Capital, among other obligations, we were required to pay an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2007 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period, effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf Capital pursuant to a certain promissory note previously issued by us to Greenleaf.  Thus, while these payments will reduce the amounts owing under our debt facilities, suspension of the management fee will not improve our overall cash flow.  In addition, if Greenleaf terminates its waiver of the management fee, our operating expenses will increase by approximately $132,000 per quarter.

Amortization of capitalized software and other intangible assets (non-cash expenses) were $101,000 for the quarter ended August 31, 2008 as compared to $354,000 for the comparable prior period (a decrease of $253,000 or 71%). This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.

Interest expense for the quarter ended August 31, 2008 was approximately $230,000, as compared to $359,000 for the comparable prior period (a decrease of $129,000 or 36%).  The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings decreased to approximately $12.5 million during the current quarter, as compared to $13.6 million for the comparable prior period, and the interest rate on those borrowings decreased to about 7.25% in the current quarter from 10% for the comparable prior period. The change in the interest rate on our borrowing in fiscal year 2009 as compared to 2008 is due to a decrease in the prime rate.

Net income for the quarter ended August 31, 2008 was $419,000, as compared to $1,000 for the comparable prior period. The income per share for the quarters ended August 31, 2008 and 2007 was $.03 and $.00, respectively.

Changes in Financial Condition

Accounts receivable decreased $472,000 (34%) from $1.4 million at May 31, 2008 to $933,000 at August 31, 2008.  Deferred maintenance revenue (a current liability) decreased $555,000 (17%) from $3.34 million at May 31, 2008 to $2.79 million at August 31, 2008. This decrease in accounts receivable and deferred maintenance was primarily attributable to early renewals of maintenance contracts during the quarter ended August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2008 we had cash on hand of $793,000, a decrease of $107,000 from May 31, 2008. Operating activities generated $255,000 of cash during the first quarter of fiscal year 2009, compared with generating $48,000 in cash during the comparable prior period. The $207,000 increase in cash generated by operating activities was primarily attributable to a $418,000 increase in net income, a $305,000 increase in the change (decrease) in accounts receivable, partially offset by a $256,000 decrease in amortization and depreciation expenses and a $244,000 increase in the change (increase) in deferred revenue. During the quarter ended August 31, 2008, our financing activities used net cash of $409,000, compared to using net cash of approximately $154,000 during the comparable prior period.  The increase in cash used by financing activities was primarily attributable to higher repayments of principal. At August 31, 2008, we had an approximate working capital deficit of $3.3 million, compared to a working capital deficit of $3.4 million at May 31, 2008. The approximate $144,000 decrease in our working capital deficit was primarily attributable to a $555,000 decrease in deferred revenue and a $146,000 decrease in accounts payable and accrued expenses, partially offset by a $107,000 decrease in cash and a $472,000 decrease in accounts receivable.

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires annually in June subject to extension.  As of August 31, 2008, approximately $579,000 was available under this facility which has been extended to September 10, 2009.  At August 31, 2008, we had total long-term debt of approximately $10.7 million and current debt of $1.7 million (for total debt of $12.4 million), consisting of $9.92 million under a promissory note and $2.42 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The monthly principal and interest payments are approximately $210,000 on these borrowings (including the additional $44,000 disclosed above).  Of the $12.4 million, $1.7 million is payable by August 31, 2009 and the remaining $10.7 million is payable by September 10, 2009.  As noted above, our line of credit with Greenleaf expires and is due in June of each year.  Historically, Greenleaf has on a quarterly basis extended our line of credit for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $12.4 on September 10, 2009, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds or if the terms and conditions were onerous, there would be a material adverse effect on our financial condition and results of operations.

During the remainder of fiscal 2009, we anticipate that we will incur capital expenditures of approximately $100,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

We anticipate that our operating activities will generate positive net cash flow during the second quarter of fiscal 2009. However, we cannot ensure that our operating activities will generate positive net cash flow in the future.  We believe that the cash on hand together with cash flow from operations and available borrowings under our credit facility will be sufficient for meeting our liquidity and capital resource needs for the next year.

We believe that the cash on hand together with cash flow from operations and available borrowings under our credit facility will be sufficient for meeting our liquidity and capital resource needs for the next year.

We are dependent on our lender, Greenleaf Capital, for its continued support. We have a strong relationship with Greenleaf, which currently represents our sole source of external financing.  Greenleaf is also our largest shareholder, owning approximately 44.6% of our issued and outstanding common stock, and it has been our sole debt provider since 1996.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 4T. Controls and Procedures

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

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 2.  Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

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

(10)(i)

Greenleaf Capital $11.0 million Promissory Note, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008 .

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

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

SOFTECH, INC.

Date: October 14, 2008	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 14, 2008	/s/ Jean J. Croteau
Jean J. Croteau
President

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

(10)(i)

Greenleaf Capital $11.0 million Promissory Note, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008 .

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

(10)(iii)

Amendment to Promissory Note dated November 8, 2002, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to the Form 10-KSB for the year ended May 31, 2004, is incorporated by reference.

(21)

Subsidiaries of the Registrant, filed as the same Exhibit number to the Company’s Form 10K for the year ended May 31, 2008.

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