Form 10-Q
period 2008-11-30
SOFTECH INC
filed 2009-01-13
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
November 30, 2008	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way Suite 401, Lowell, MA 01851

Telephone (978) 513-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The number of shares outstanding of registrant’s common stock at January 2, 2008 was 12,213,236 shares.

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

SOFTECH, INC.

FINANCIAL STATEMENTS
SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	November 30,	May 31,
	2008	2008
ASSETS

Cash and cash equivalents	$536	$900
Accounts receivable, net	964	1,405
Prepaid and other assets	528	475
Total current assets	2,028	2,780

Property and equipment, net	155	157
Capitalized software costs, net	316	517
Goodwill	4,603	4,618
Other assets	136	137

TOTAL ASSETS	$7,238	$8,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$489	$368
Accrued expenses	719	784
Deferred maintenance revenue	2,317	3,341
Current portion of capital lease	31	31
Current portion of long term debt	1,829	1,646

Total current liabilities	5,232	6,170

Capital lease, net of current portion	35	51
Long-term debt, net of current portion	10,101	11,091

Total long-term liabilities	10,289	11,142

Stockholders' deficit	(8,283)	(9,103)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,238	$8,209

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Three Months Ended
	(unaudited)
	November 30,	November 30,
	2008	2007

Revenue

Products	$550	$471
Services	1,923	2,022

Total revenue	2,473	2,493

Cost of products sold: materials	14	18
Cost of product sold: amortization of capitalized software costs
and other intangible assets	101	354
Cost of services provided	370	415

Gross margin	1,988	1,706

Research and development expenses	460	460
Selling, general and administrative	903	1,119

Income from operations	625	127

Other expense	54	-
Interest expense	223	345

Net income (loss)	$348	$(218)

Basic and diluted net income (loss) per common share	$0.03	$(0.02)
Weighted average common shares outstanding-basic	12,213	12,213
Weighted average common shares outstanding-diluted	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Six Months Ended
	(unaudited)
	November 30,	November 30,
	2008	2007

Revenue

Products	$1,090	$948
Services	3,937	4,261

Total revenue	5,027	5,209

Cost of products sold: materials	30	32
Cost of product sold: amortization of capitalized software costs
and other intangible assets	203	708
Cost of services provided	735	851

Gross margin	4,059	3,618

Research and development expenses	904	907
Selling, general and administrative	1,856	2,224

Income from operations	1,299	487

Other expense	79	-
Interest expense	453	704

Net income (loss)	$767	$(217)

Basic and diluted net income (loss) per common share	$0.06	$(0.02)
Weighted average common shares outstanding-basic	12,213	12,213
Weighted average common shares outstanding-diluted	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Six Months Ended
	(unaudited)
	November 30,	November 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$767	$(217)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	231	743
Provision for uncollectable accounts	25	-
Change in current assets and liabilities:
Accounts receivable	416	379
Prepaid expenses and other assets	(52)	(78)
Accounts payable and accrued expenses	56	(114)
Deferred maintenance revenue	(1,024)	(948)

Total adjustments	(348)	(18)

Net cash provided by (used in) operating activities	419	(235)

Cash flows from investing activities:
Capital expenditures	(33)	-

Net cash used in investing activities	(33)	-

Cash flows from financing activities:
Repayments under debt agreements	(807)	(304)
Repayments under capital lease	(16)	(16)

Net cash used in financing activities	(823)	(320)

Effect of exchange rates on cash	73	(49)

Decrease in cash and cash equivalents	(364)	(604)

Cash and cash equivalents, beginning of period	900	1,048

Cash and cash equivalents, end of period	$536	$444

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(A)

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2008 Annual Report on Form 10-K, as amended.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of capitalized costs and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended November 30, 2008 and 2007. Substantially all of the recorded balance in Capitalized Software Costs, net, represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three months ended November 30, 2008 and 2007 were $101,000 and $354,000, respectively.

ACCOUNTING FOR GOODWILL

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives are amortized over such useful lives.

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

To adopt SFAS 123(R), we selected the modified prospective transition method. This method requires recording compensation expense prospectively over the remaining vesting period of the stock options on a straight-line basis using the fair value of the options on the date of the grant. It does not require restatement of financial results for the prior period expense related to stock option awards that were outstanding prior to adoption. The expense recorded in the current quarter was nominal.  No stock options were granted during the six month period ended November 30, 2008.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal 2004 but options granted prior to that time continue to vest.

The following table summarizes information for stock options outstanding and exercisable at November 30, 2008:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2008	229,000	$ .28	3.73	$10,860
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at November 30, 2008	229,000	$.28	3.26	-
Exercisable at November 30, 2008	226,600	$.28	3.23	-

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the information related to non-vested stock option awards outstanding as of November 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2008	2,400	$ .04
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at November 30, 2008	2,400	$ .04

As of November 30, 2008, the remaining prospective pre-tax cost of non-vested stock option employee compensation is nominal and will be expensed on a pro rata basis going forward.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany and Italy) is the Euro. As a result, assets and liabilities related to foreign operations are translated at period-end exchange rates and related revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial accounts are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations. The Company recorded foreign currency transaction losses of approximately $53,000 during the quarter ending November 30, 2008, which is included in other income (expense) in the Company’s consolidated statement of operations.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of June 1, 2007 and May 31, 2008. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2002 to 2007.

NEW ACCOUNTING PRONOUNCEMENTS:

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the implementation of this standard to have a material impact on its Consolidated Financial Statements.

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows (000’s):

	November 30, 2008	May 31, 2008

Property and equipment	$3,942	$4,003
Accumulated depreciation and amortization	(3,787)	(3,846)
Property and equipment, net	$155	$157

Common stock, $.10 par value	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(27,142)	(27,909)
Accumulated other comprehensive income	(399)	(452)
Stockholders’ deficit	$(8,283)	$(9,103)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

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

The following depicts a reconciliation of earnings per share (unaudited) and weighted average shares outstanding):

	Three Month Periods Ended
	November 30, 2008	November 30, 2007
	(Amounts in thousands, except per share amounts)

Net income (loss) available to common shareholders	$348	$(218)
Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213	12,213
Incremental shares from the assumed exercise of
dilutive stock options	-	-
Weighted average number of common shares
outstanding used in calculating diluted earning
per share	12,213	12,213
Earnings (loss) per share:
Basic	$.03	$(.02)
Diluted	$.03	$(.02)

	Six Month Periods Ended
	November 30, 2008	November 30, 2007
	(Amounts in thousands, except per share amounts)

Net income (loss) available to common shareholders	$767	$(217)
Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213	12,213
Incremental shares from the assumed exercise of
dilutive stock options	-	-
Weighted average number of common shares
outstanding used in calculating diluted earning
per share	12,213	12,213
Earnings (loss) per share:
Basic	$.06	$(.02)
Diluted	$.06	$(.02)

At November 30, 2008 and 2007, respectively, 229,000 and 238,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation for both the three and six month periods.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments and unrealized gain (loss) on marketable securities.  The comprehensive loss was as follows (000’s):

	Three Month Periods Ended
	November 30, 2008	November 30, 2007

Net income (loss)	$348	$(218)
Changes in:
Foreign currency translation adjustment	10	(37)

Comprehensive Income	$358	$(255)

	Six Month Periods Ended
	November 30, 2008	November 30, 2007

Net income (loss)	$767	$(217)
Changes in:
Foreign currency translation adjustment	53	(39)

Comprehensive Income	$820	$(256)

(F)

SEGMENT INFORMATION

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of CAD/CAM and Product Data Management and Collaboration computer solutions.  The Company’s operations are organized geographically with foreign offices in Germany and Italy.  Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (000’s):

Revenue:	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
North America	$1,717	1,761
Asia	399	236
Europe	543	554
Eliminations	(186)	(58)
Consolidated Total	$2,473	2,493

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

Revenue:	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007
North America	$3,673	3,840
Asia	637	516
Europe	1,175	1,135
Eliminations	(458)	(282)
Consolidated Total	$5,027	5,209

Long Lived Assets:	November 30, 2008	May 31, 2008
North America	$5,096	5,259
Europe	114	170
Consolidated Total	$5,210	5,429

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

Valuation of Goodwill

We follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives are amortized over such useful lives.

As of May 31, 2008, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of our underlying assets and liabilities. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. In addition, we do not believe any events or circumstances have occurred subsequent to the annual impairment test of goodwill to warrant an interim impairment analysis.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes, based on several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

Results of Operations

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including, but not limited to, the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Revenues

Total Revenue was approximately $2.5 million and $5.0 million for the three and six months ended November 30, 2008, respectively, as compared to $2.5 million and $5.2 million for the comparable prior periods (unchanged and a decrease of approximately $200,000 (3.5%) for the three and six month periods, respectively).

Product revenue was approximately $550,000 and $1.1 million for the three and six months ended November 30, 2008, respectively, as compared to $471,000 and $948,000 for the comparable prior periods (an increase of approximately $79,000 (3.5%) and $142,000 (15%) for the three and six month periods, respectively).  The increase in product revenue for the quarter ended November 30, 2008, as compared to the same period in fiscal 2008, was primarily attributable to an increase in sales of the Cadra product line, partially offset by a decline in sales of the AMT product line. The increase in Cadra product revenue was predominantly a result of an upgrade purchase by a major Asian customer and we do not expect such large Asian orders to be repeatable in future quarters.

The table below summarizes product revenue by product line for the second quarter of fiscal 2009, 2008 and 2007:

Product Line	Q2 2009	Q2 2008	Q2 2007
ProductCenter	$138	$146	$431
Cadra	384	258	285
AMT	28	67	44
Total	550	471	760

Service revenue for each product line consists of consulting revenue and maintenance revenue.  Service revenue was approximately $1.9 million and $3.9 million for the three and six months ended November 30, 2008, respectively, as compared to $2.0 million and $4.3 million for the comparable prior periods (a decrease of approximately $100,000 (4.9%) and $400,000 (7.6%) for the three and six month periods, respectively).  The decrease in total service revenue for the quarter ended November 30, 2008 was mainly attributable to a decrease in Cadra maintenance revenue due to the non renewal of maintenance contacts, the timing of its incoming maintenance renewals and the decrease in the dollar value of the contracts due to currency fluctuation.

The table below summarizes service revenue by product line for the second quarter of fiscal 2009, 2008 and 2007:

Product Line	Q2 2009	Q2 2008	Q2 2007
ProductCenter	$1,118	$1,112	$1,182
Cadra	663	763	716
AMT	142	147	164
Total	1,923	2,022	2,062

Revenue by Geographic Area - Three Months Ended November 30, 2008 - Revenue generated in the U.S. accounted for 69% and 71% of total revenue for the quarter ended November 30, 2008 and 2007, respectively. Revenue generated in Europe was 22% of total revenue for the quarter ended November 30, 2008 and 2007, respectively. Revenue generated in Asia for the quarter ended November 30, 2008 was 16% of total revenue, as compared to 9% of total revenue for the comparable prior period. During the quarter ended November 30, 2008, revenue from the U.S. decreased by approximately 2.5%, revenue from Europe decreased by approximately 2%, and revenue from Asia increased by approximately 69%, in each case, compared to same quarter in fiscal 2008. The decreased revenue from the European and U.S. markets was primarily a result of timing of incoming maintenance renewals and fluctuation in the foreign exchange rate.  The increase in Asia was primarily attributable to a customer upgrading to the latest version of Cadra.

Revenue by Geographic Area - Six Months Ended November 30, 2008 - Revenue generated in the U.S. accounted for 73% and 74% of total revenue for the six months ended November 30, 2008 and 2007, respectively. Revenue generated in Europe was 23% and 22% of total revenue for the six months ended November 30, 2008 and 2007, respectively. Revenue generated in Asia for the six months ended November 30, 2008 was 13% of total revenue, as compared to 10% of total revenue for the comparable prior period. During the six months ended November 30, 2008, revenue from the U.S. decreased by approximately 4.3%, revenue from Europe increased by approximately 3.5%, and revenue from Asia increased by approximately 23.4%, in each case, compared to same period in fiscal 2008. The increase in Asia was primarily attributable to a major customer upgrading to the latest version of Cadra.

Gross Margin

Gross margin as a percentage of revenue was 80% and 81% for the three and six months ended November 30, 2008, as compared to 68% and 70% for the comparable prior periods. The increase in gross margin percentage was primarily due to the decreases in amortization of capitalized software costs, and decreases in the cost of services provided, partially offset by a decrease in total revenue. This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.  Thus, this decrease in amortization expense will not continue during the remaining quarters of this fiscal year. The decrease in the cost of services provided was due primarily to a reduction in our professional services staff in late fiscal year 2008.  Total revenue for the six month period ended November 30, 2008 decreased by 3.5%, compared to the same period in 2008.

Research and Development Expenses

Research and development expenses (“R&D”) were essentially unchanged ($460,000 and $904,000 for the three and six months ended November 30, 2008, as compared to $460,000 and $907,000 in the comparable prior period). We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $903,000 and $1.86 million for the three and six months ended November 30, 2008, as compared to $1.1 million and $2.22 million for the comparable prior periods (a decrease of approximately $216,000 (19.3%) and $368,000 (16.5%) for the three and six month periods, respectively).  The decrease is due primarily to the reduction in rent expense arising from our relocation in November 2007 to new appropriately sized corporate headquarters, the decrease in the dollar amount of foreign operating expenses due to foreign currency fluctuations and the suspension of the monthly management fee of $44,000, which is subject to reinstatement, as explained in the following paragraph.

Under an agreement with our lender, Greenleaf Capital, among other obligations, we were required to pay an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  Under an amendment of the agreement, effective January 1, 2008, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  Notwithstanding the amendment, we intend to continue to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which will be applied as additional principal payments towards the principal amount owing to Greenleaf Capital pursuant to a certain promissory note.  Thus, while these payments will reduce the amounts owing under our debt facilities, suspension of the management fee will not improve our overall cash flow.  In addition, if Greenleaf terminates its waiver of the management fee, our operating expenses will increase by approximately $132,000 per quarter.

Amortization of Capitalized Software

Amortization of capitalized software and other intangible assets (non-cash expenses) was $101,000 and $203,000 for the three and six months ended November 30, 2008 as compared to $354,000 and $708,000 for the comparable prior period (a decrease of $253,000 (71%) and $505,000 (71%), respectively). This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.  Thus, this decrease in amortization expense will not continue in future quarters.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2008 was approximately $223,000 and $453,000, as compared to $345,000 and $704,000 for the comparable prior periods.  The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings decreased to approximately $12.1 million during the current quarter, as compared to $13.4 million for the comparable prior period, and the interest rate on those borrowings decreased to about 6.25% in the current quarter from 10% for the comparable prior period. The change in the interest rate on our borrowing in fiscal year 2009 as compared to 2008 is due to a decrease in the prime rate.

Net income for the three and six months ended November 30, 2008 was $348,000 and $767,000, as compared to the net loss of ($218,000) and ($217,000)  for the comparable prior period. Earnings (loss) per share for the six months ended November 30, 2008 and 2007 was $.06 and ($.02), respectively.

Changes in Financial Condition

Accounts receivable decreased $441,000 (31%) from $1.41 million at May 31, 2008 to $964,000 at November 30, 2008.  Deferred maintenance revenue (a current liability) decreased $1.02 million (31%) from $3.34 million at May 31, 2008 to $2.32 million at November 30, 2008. The decrease in accounts receivable and deferred maintenance revenue was primarily attributable to the timing of maintenance renewals, a decrease in the dollar value of maintenance contracts due to foreign currency fluctuation and a decrease in maintenance renewals related to our legacy product lines.

Liquidity and Capital Resources

As of November 30, 2008 we had cash on hand of $536,000, a decrease of $364,000 from May 31, 2008. The decrease in cash was primarily due to cash used by our financing activities (debt repayments), partially offset by cash flows from our operating activities.  Operating activities generated $421,000 of cash during the first six months of fiscal year 2009, compared with using $235,000 in cash during the comparable prior period. The $656,000 increase in cash generated by operating activities was primarily attributable to a $984,000 increase in net income, a $37,000 increase in the change (decrease) in accounts receivable, a $170,000 increase in the change (increase) in accounts payable and accrued expenses, partially offset by a $512,000 decrease in amortization and depreciation expenses and a $76,000 increase in the change (increase) in deferred revenue.  During the six months ended November 30, 2008, our financing activities used net cash of $823,000, compared to using net cash of approximately $320,000 during the comparable prior period.  The $503,000 increase in cash used by our financing activities was attributable to higher repayments of principal. At November 30, 2008, we had an approximate working capital deficit of $3.2 million, compared to a working capital deficit of $3.4 million at May 31, 2008. The approximate $184,000 decrease in our working capital deficit was primarily attributable to a $1.0 million decrease in deferred revenue (current liability), partially offset by a $58,000 increase in accounts payable and accrued expenses, a $364,000 decrease in cash and a $441,000 decrease in accounts receivable.

We currently fund our operations through a combination of cash flow from operations and, if required, our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires annually in June, subject to extension, by agreement of our lender.  As of November 30, 2008, approximately $579,000 was available under this facility which has been extended to December 10, 2009.  At November 30, 2008, we had total long-term debt of approximately $10.1 million and current debt of $1.8 million (for total debt of $11.9 million), consisting of $9.48 million under a promissory note and $2.42 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The monthly principal and interest payments are approximately $210,000 on these borrowings.  Of the $11.9 million, $1.8 million is payable by November 30, 2009 and the remaining $10.1 million is payable by December 10, 2009.  As noted above, our line of credit with Greenleaf expires and is due in June of each year.  Historically, Greenleaf has on a quarterly basis extended our line of credit and term note for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $11.9 on December 10, 2009, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were to do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds or if the terms and conditions were onerous, there would be a material adverse effect on our financial condition and results of operations.

During the remainder of fiscal 2009, we anticipate that we will incur capital expenditures of approximately $70,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

We anticipate that our operating activities will generate positive net cash flow during the third quarter of fiscal 2009. However, we cannot ensure that our operating activities will generate positive net cash flow in the future.  We believe that the cash on hand together with cash flow from operations and available borrowings under our credit facility will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of November 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

SOFTECH, INC.

Date: January 13, 2009	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 13, 2009	/s/ Jean J. Croteau
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