Form 10-Q
period 2009-02-28
SOFTECH INC
filed 2009-04-10
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
February 28, 2009	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way Suite 401, Lowell, MA 01851

Telephone (978) 513-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .    No      .

The number of shares outstanding of registrant’s common stock at April 2, 2009 was 12,213,236 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .  Accelerated filer      .  Non-accelerated filer      . Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes       .    No   X .

SOFTECH, INC.

FINANCIAL STATEMENTS
SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	February 28,	May 31,
	2009	2008
ASSETS

Cash and cash equivalents	$785	$900
Accounts receivable	1,236	1,405
Prepaid and other assets	546	475
Total current assets	2,567	2,780

Property and equipment, net	139	157
Capitalized software costs, net	215	517
Goodwill	4,603	4,618
Other assets	136	137

TOTAL ASSETS	$7,660	$8,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$363	$368
Accrued expenses	730	784
Deferred maintenance revenue	3,100	3,341
Current portion of capital lease	31	31
Current portion of long term debt	1,889	1,646

Total current liabilities	6,053	6,170

Capital lease, net of current portion	28	51
Long-term debt, net of current portion	9,596	11,091

Total long-term liabilities	9,684	11,142

Stockholders' deficit	(8,077)	(9,103)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,660	$8,209

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Three Months Ended
	(unaudited)
	February 28,	February 29,
	2009	2008

Revenue

Products	$437	$577
Services	1,793	1,868

Total revenue	2,230	2,445

Cost of products sold: materials	6	29
Cost of product sold: amortization of capitalized software costs
and other intangible assets	101	354
Cost of services provided	390	420

Gross margin	1,733	1,642

Research and development expenses	478	455
Selling, general and administrative	868	996

Income from operations	387	191

Other expense	4	-
Interest expense	178	324

Net income (loss)	$205	$(133)

Basic and diluted net income (loss) per common share	$0.02	$(0.01)
Weighted average common shares outstanding-basic	12,213	12,213
Weighted average common shares outstanding-diluted	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for per share data)
	Nine Months Ended
	(unaudited)
	February 28,	February 29,
	2009	2008

Revenue

Products	$1,527	$1,525
Services	5,730	6,129

Total revenue	7,257	7,654

Cost of products sold: materials	36	61
Cost of product sold: amortization of capitalized software costs
and other intangible assets	304	1,062
Cost of services provided	1,125	1,271

Gross margin	5,792	5,260

Research and development expenses	1,382	1,362
Selling, general and administrative	2,724	3,220

Income from operations	1,686	678

Other expense	83	-
Interest expense	631	1,028

Net income (loss)	$972	$(350)

Basic and diluted net income (loss) per common share	$0.08	$(0.03)
Weighted average common shares outstanding-basic	12,213	12,213
Weighted average common shares outstanding-diluted	12,213	12,213

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Nine Months Ended
	(unaudited)
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$972	$(350)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation and amortization	352	1,112
Provision for uncollectable accounts	25	-
Change in current assets and liabilities:
Accounts receivable	144	(507)
Prepaid expenses and other assets	(70)	(117)
Accounts payable and accrued expenses	(59)	130
Deferred maintenance revenue	(241)	(329)
Total adjustments	(151)	289

Net cash provided by (used in) operating activities	1,148	(61)
Cash flows from investing activities:
Capital expenditures	(34)	(6)
Net cash used in investing activities	(34)	(6)
Cash flows from financing activities:
Borrowing under debt agreements	-	150
Repayments under debt agreements	(1,252)	(575)
Repayments under capital lease	(23)	(23)
Net cash used in financing activities	(1,275)	(448)
Effect of exchange rates on cash	71	(62)
Decrease in cash and cash equivalents	(115)	(577)
Cash and cash equivalents, beginning of period	900	1,048
Cash and cash equivalents, end of period	$785	$471

Supplemental disclosures of cash flow information:
Interest paid	631	1,028
Income taxes paid	-	-

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company capitalizes certain costs incurred to internally develop and/or purchase software that is licensed to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of capitalized costs and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software during the three month periods ended February 28, 2009 and February 29, 2008. Substantially all of the recorded balance in Capitalized Software Costs, net, represents software acquired from third parties. Amortization expenses related to capitalized software costs for the three months ended February 28, 2009 was $101,000 and February 29, 2008 was $354,000.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

As of May 31, 2008, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of its underlying assets and liabilities. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

The following table summarizes information for stock options outstanding and exercisable at February 28, 2009:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2008	229,000	$ .28	3.73	$10,860
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at February 28, 2009	229,000	$.28	3.01	-
Exercisable at February 28, 2009	226,600	$.28	2.99	-

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the information related to non-vested stock option awards outstanding as of February 28, 2009:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2008	2,400	$ .04
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at February 28, 2009	2,400	$ .04

As of February 28, 2009, the remaining prospective pre-tax cost of non-vested stock option employee compensation is nominal and will be expensed on a pro rata basis going forward.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany and Italy) is the Euro. As a result, assets and liabilities related to foreign operations are translated at period-end exchange rates and related revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial accounts are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions are included in the statement of operations.  The Company recorded foreign currency transaction losses of approximately $4,000 during the quarter ending February 28, 2009, which is included in other expense in the Company’s consolidated condensed statement of operations.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of June 1, 2007 and February 28, 2009. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2003 to 2008.

NEW ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement establishes the disclosure requirements for derivative instruments and for hedging activities. It amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows (000’s):

	February 28, 2009	May 31, 2008

Property and equipment	$3,943	$4,003
Accumulated depreciation and amortization	(3,804)	(3,846)
Property and equipment, net	$139	$157

Common stock, $.10 par value	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(26,942)	(27,909)
Accumulated other comprehensive income	(393)	(452)
Stockholders’ deficit	$(8,077)	$(9,103)

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following depicts a reconciliation of earnings per share and weighted average shares outstanding:

	Three Month Periods Ended
	February 28, 2009	February 29, 2008
	(Amounts in thousands, except per share amounts)

Net income (loss) available to common shareholders	$205	$(133)

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213	12,213
Incremental shares from the assumed exercise of
dilutive stock options	-	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	12,213	12,213

Earnings (loss) per share:
Basic	$.02	$(.01)
Diluted	$.02	$(.01)

	Nine Month Periods Ended
	February 28, 2009	February 29, 2008
	(Amounts in thousands, except per share amounts)

Net income (loss) available to common shareholders	$972	$(350)

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213	12,213
Incremental shares from the assumed exercise of
dilutive stock options	-	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	12,213	12,213

Earnings (loss) per share:
Basic	$.08	$(.03)
Diluted	$.08	$(.03)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

At February 28, 2009 and February 29, 2008, respectively, 229,000 and 238,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation for both the three and nine month periods.

(E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments.  The comprehensive income (loss) was as follows (000’s):

	Three Month Periods Ended
	February 28, 2009	February 29, 2008

Net income (loss)	$205	$(133)
Changes in:
Foreign currency translation adjustment	6	(11)

Comprehensive income (loss)	$211	$(144)

	Six Month Periods Ended
	February 28, 2009	February 29, 2008

Net income (loss)	$972	$(350)
Changes in:
Foreign currency translation adjustment	59	(49)

Comprehensive income (loss)	$1,031	$(399)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Revenue:	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008
North America	$1,723	2,055
Asia	228	224
Europe	460	430
Eliminations	(181)	(264)
Consolidated Total	$2,230	2,445

Revenue:	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008
North America	$5,396	5,895
Asia	865	740
Europe	1,635	1,565
Eliminations	(639)	(546)
Consolidated Total	$7,257	7,654

Long Lived Assets:	February 28, 2009	May 31, 2008
North America	$4,982	5,259
Europe	111	170
Consolidated Total	$5,093	5,429

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2009 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain our existing relationship with our lender, successfully introduce and attain market acceptance of any new products, and attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and aging and potential obsolescence of our technologies.

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

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.  At February 28, 2009 and May 31, 2008, the allowance for doubtful accounts was $29,000 and $4,000, respectively.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes, based on several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

Results of Operations

Our quarterly revenue and operating results are difficult to predict and fluctuate significantly from quarter to quarter. Our quarterly revenue has fluctuated significantly for several reasons, including, but not limited to, the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; difficulty in predicting the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Revenues

Total Revenue was approximately $2.2 million and $7.3 million for the three and nine months ended February 28, 2009, respectively, as compared to $2.4 million and $7.7 million for the comparable prior periods (a decrease of approximately $215,000 (8.8%) and $397,000 (5.2%) for the three and nine month periods, respectively).

Product revenue was approximately $437,000 and $1.5 million for the three and nine months ended February 28, 2009, respectively, as compared to $577,000 and $1.5 million for the comparable prior periods (a decrease of approximately $140,000 (24.3%) and unchanged for the three and nine month periods, respectively).  The decrease in product revenue for the quarter ended February 28, 2009, as compared to the same period in fiscal 2008, was in all three product lines.  The decrease was primarily attributable to customer spending put on hold due to the current economic climate.  The table below summarizes product revenue by product line for the third quarter of fiscal 2009, 2008 and 2007:

Product Line	Q3 2009	Q3 2008	Q3 2007
ProductCenter	$ 235	$ 302	$ 273
Cadra	189	232	442
AMT	13	43	74
Total	437	577	789

Service revenue for each product line consists of consulting revenue and maintenance revenue.  Service revenue was approximately $1.8 million and $5.7 million for the three and nine months ended February 28, 2009, respectively, as compared to $1.9 million and $6.1 million for the comparable prior periods (a decrease of approximately $75,000 (4.0%) and $399,000 (6.5%) for the three and nine month periods, respectively).  The decrease in total service revenue for the quarter ended February 28, 2009 was mainly attributable to a decrease in ProductCenter and AMT maintenance revenue due to the non renewal of maintenance contracts and the timing of incoming maintenance renewals.

The table below summarizes service revenue by product line for the third quarter of fiscal 2009, 2008 and 2007:

Product Line	Q3 2009	Q3 2008	Q3 2007
ProductCenter	$ 988	$ 1,051	$ 1,182
Cadra	682	653	716
AMT	123	164	164
Total	1,793	1,868	2,062

Revenue by Geographic Area - Three Months Ended February 28, 2009 - Revenue generated in the U.S. accounted for 77% and 84% of total revenue for the quarter ended February 28, 2009 and February 29, 2008, respectively. Revenue generated in Europe was 21% and 18% of total revenue for the quarter ended February 28, 2009 and February 29, 2008, respectively. Revenue generated in Asia for the quarter ended February 28, 2009 was 10% of total revenue, as compared to 9% of total revenue for the comparable prior period. During the quarter ended February 28, 2009, revenue from the U.S. decreased by approximately 16%, revenue from Europe increased by approximately 7%, and revenue from Asia increased by approximately 2%, in each case, compared to same quarter in fiscal 2008. The decreased revenue from the U.S. market was primarily a result of delays in the procurement process, non-renewals and timing of incoming maintenance renewals.

Revenue by Geographic Area - Nine Months Ended February 28, 2009 - Revenue generated in the U.S. accounted for 74% and 77% of total revenue for the nine months ended February 28, 2009 and February 29, 2008, respectively. Revenue generated in Europe was 23% and 20% of total revenue for the nine months ended February 28, 2009 and February 29, 2008, respectively. Revenue generated in Asia for the nine months ended February 28, 2009 was 12% of total revenue, as compared to 10% of total revenue for the comparable prior period. During the nine months ended February 28, 2009, revenue from the U.S. decreased by approximately 8%, revenue from Europe increased by approximately 4%, and revenue from Asia increased by approximately 17%, in each case, compared to same period in fiscal 2008. The increase in Asia was primarily attributable to a major customer upgrading to the latest version of Cadra. The decrease in the U.S. market was primarily a result of delays in the procurement process, non-renewals and timing of incoming maintenance renewals.

Gross Margin

Gross margin as a percentage of revenue was 78% and 80% for the three and nine months ended February 28, 2009, as compared to 67% and 69% for the comparable prior periods. The increase in gross margin percentage was primarily due to the decreases in amortization of capitalized software costs, and decreases in the cost of services provided, partially offset by a decrease in total revenue. This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.  Thus, this decrease in amortization expense will not continue during the remaining quarters of this fiscal year. The decrease in the cost of services provided was due primarily to a reduction in our professional services staff in latter part of fiscal year 2008. Total revenue for the nine month period ended February 28, 2009 decreased by 5.2%, compared to the same period in 2008.

Research and Development Expenses

Research and development expenses (“R&D”) were essentially unchanged ($478,000 and $1.4 million for the three and nine months ended February 28, 2009, as compared to $455,000 and $1.4 million in the comparable prior period). We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $868,000 and $2.7 million for the three and nine months ended February 28, 2009, as compared to $996,000 and $3.2 million for the comparable prior periods (a decrease of approximately $128,000 (12.9%) and $496,000 (15.4%) for the three and nine month periods, respectively).  The decrease is due primarily to the reduction in rent expense arising from our relocation in November 2007 to new appropriately sized corporate headquarters, the decrease in the dollar amount of foreign operating expenses due to foreign currency fluctuations and the suspension of the monthly management fee of $44,000, which is subject to reinstatement, as explained in the following paragraph.

Under an agreement with our lender, Greenleaf Capital, among other obligations, we were required to pay an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  Under an amendment of the agreement, effective January 1, 2008, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf. Notwithstanding the amendment, we continued to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which was applied as additional principal payments towards the principal amount owing to Greenleaf Capital pursuant to a certain promissory note.  This additional payment of $44,000 per month has since been incorporated into the terms of an amended and restated promissory note issued to Greenleaf on March 30, 2009.  Thus, while these payments reduced the amounts owing under our debt facilities, suspension of the management fee did not improve our overall cash flow.  In addition, if Greenleaf terminates its waiver of the management fee, our operating expenses will increase by approximately $132,000 per quarter.

Amortization of Capitalized Software

Amortization of capitalized software and other intangible assets (non-cash expenses) was $101,000 and $304,000 for the three and nine months ended February 28, 2009 as compared to $354,000 and $1.1 million for the comparable prior period (a decrease of $253,000 (71%) and $758,000 (71%), respectively). This decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008. Thus, this decrease in amortization expense will not continue in future quarters.

Interest Expense

Interest expense for the three and nine month periods ended February 28, 2009 was approximately $178,000 and $631,000, as compared to $324,000 and $1.0 million for the comparable prior periods.  The decrease in interest expense is primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings decreased to approximately $11.6 million during the current quarter, as compared to $13.4 million for the comparable prior period, and the interest rate on those borrowings decreased to about 6.25% in the current quarter from 9.5% for the comparable prior period. The change in the interest rate on our borrowing in fiscal year 2009 as compared to 2008 is due to a decrease in the prime rate.

Net income for the three and nine months ended February 28, 2009 was $205,000 and $972,000, respectively, as compared to net losses of ($133,000) and ($350,000)  for the comparable prior periods. Earnings (loss) per share for the nine months ended February 28, 2009 and February 29, 2008 was $.08 and ($.03), respectively.

Changes in Financial Condition

Accounts receivable decreased $169,000 (12%) from $1.41 million at May 31, 2008 to $1.24 million at February 28, 2009.  Deferred maintenance revenue (a current liability) decreased $241,000 (7.2%) from $3.34 million at May 31, 2008 to $3.1 million at February 28, 2009. The decrease in accounts receivable and deferred maintenance revenue was primarily attributable to the timing of maintenance renewals, a decrease in the dollar value of maintenance contracts due to foreign currency fluctuation and a decrease in maintenance renewals related to our legacy product lines.

Liquidity and Capital Resources

As of February 28, 2009 we had cash on hand of $785,000, a decrease of $115,000 from May 31, 2008. The decrease in cash was primarily due to cash used by our financing activities (debt repayments), partially offset by cash flows from our operating activities.  Operating activities generated $1.1 million of cash during the first nine months of fiscal year 2009, compared with using $61,000 in cash during the comparable prior period. The $1.2 million increase in cash generated by operating activities was primarily attributable to a $1.3 million increase in net income, a $676,000 decrease in the change (decrease) in accounts receivable, partially offset by a $760,000 decrease in amortization and depreciation expenses and an $189,000 increase in the change (decrease) in accounts payable and accrued expenses.  During the nine months ended February 28, 2009, our financing activities used net cash of $1.3 million, compared to using net cash of approximately $448,000 during the comparable prior period.  The $827,000 increase in cash used by our financing activities was attributable to higher repayments of principal. At February 28, 2009, we had an approximate working capital deficit of $3.5 million, compared to a working capital deficit of $3.4 million at May 31, 2008. The approximate $100,000 increase in our working capital deficit was primarily attributable to a $115,000 decrease in cash, a $169,000 decrease in accounts receivable, and a $243,000 increase in the current portion of long term debt, partially offset by a $241,000 decrease in deferred revenue (current liability) and a $59,000 decrease in accounts payable and accrued expenses.

We currently fund our operations through a combination of cash flow from operations and, if required, our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires March 31, 2010, subject to extension, at the discretion of our lender.  As of February 28, 2009, approximately $579,000 was available under this facility.  At February 28, 2009, we had total long-term debt of approximately $9.7 million and current debt of $1.8 million (for total debt of $11.5 million), consisting of $9.08 million under a promissory note and $2.42 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

On March 30, 2009, we amended and restated our Term Note and Revolving Credit Note with Greenleaf Capital, Inc.  In addition, we granted Greenleaf a security interest in our assets to secure our obligations under the Term Note and Revolving Credit Note.  The monthly principal and interest payments under the amended and restated notes are currently approximately $210,000.  Of the $11.5 million, $1.8 million is payable by February 28, 2010 and the remaining $9.7 million is payable by March 31, 2010. Historically, Greenleaf has on a quarterly basis extended our line of credit and term note for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $11.5 on March 31, 2010, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were to do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds, there would be an event of default under our notes and Greenleaf could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

During the remainder of fiscal 2009, we anticipate that we will incur capital expenditures of approximately $10,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

We anticipate that our operating activities will generate positive net cash flow during the fourth quarter of fiscal 2009. However, we cannot ensure that our operating activities will generate positive net cash flow in the future.  We believe that the cash on hand together with cash flow from operations and available borrowings under our credit facility will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of February 28, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of the Stockholders on January 21, 2009.  At the Annual Meeting, our shareholders elected one Class I Director, two Class II Directors and two Class III Directors.  The number of votes cast FOR each nominee and the number of shares voted to withhold authorization to vote for each of the nominees was as follows:

	SHARES VOTED
NAME	FOR	WITHHELD
Timothy L. Tyler as a Class I director	10,906,198	184,042
Ronald A. Elenbaas as a Class II director	10,849,600	240,640
Frederick A. Lake as a Class II director	10,899,749	190,491
William D. Johnston as a Class III director	10,905,442	184,798
Michael D. Elliston as a Class III director	10,899,699	190,541

The Class I Director will serve until the next Annual Meeting in 2010, the Class II Directors will serve until the second succeeding Annual Meeting in 2011, and the Class III Directors will serve until the third succeeding Annual Meeting in 2012, in each case until their successors are elected and qualified.

In addition, our shareholders voted to ratify the appointment of Vitale, Caturano & Company P.C., as our independent public accountants for the fiscal year ending May 31, 2009 as follows: 10,906,378 shares were cast in favor of approval of ratification of the appointment of Vitale, Caturano & Company P.C., as our independent public accountants for the fiscal year ending May 31, 2009, 175,186 shares were cast against approval, and 8,676 shares were cast to abstain from voting on approval.

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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as Exhibit 10.1 to the Company’s Form 8K filed on April 1, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as Exhibit 10.2 to the Company’s Form 8K filed on April 1, 2009.

(10)(iii)

Security Agreement dated effective March 25, 2009, filed as Exhibit 10.3 to the Company’s Form 8K filed on April 1, 2009.

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

SOFTECH, INC.

Date: April 10, 2009	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 10, 2009	/s/ Jean J. Croteau
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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as Exhibit 10.1 to the Company’s Form 8K filed on April 1, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as Exhibit 10.2 to the Company’s Form 8K filed on April, 2009.

(10)(iii)

Security Agreement dated effective March 25, 2009, filed as Exhibit 10.3 to the Company’s Form 8K filed on April 1, 2009.

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