Form 10-K
period 2009-05-31
SOFTECH INC
filed 2009-08-06
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $664,929.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of November 30, 2008, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $664,929.

As of August 6, 2009, there were 12,213,236 shares of the registrant’s common stock outstanding.

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

PRODUCTS AND SERVICES

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”) or Product Data Management (“PDM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Computer Aided Manufacturing (“CAM”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe.  We have sales and customer support offices through out the US, Germany and Italy. We also operate through resellers in Europe and Asia.  Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location are outlined in Note E to the financial statements.

The following is a description of our primary product offerings:

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

We market and distribute our products and services primarily through a direct sales force and through our service organization in North America and Europe. The majority of our sales in Asia are in Japan. We market and distribute our products and services in Japan primarily through authorized resellers. We have contracted with resellers in Europe to reach areas not covered by our direct sales presence and to supplement our existing sales force; however, to date, the revenue generated from this indirect distribution has not been material.

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

The Cadra software technology acquired in the acquisition in fiscal year 1998 competes directly with the offerings of such companies as AutoDesk and UGS. This 2D technology is also marketed as a complementary offering to many 3D products (that all possess some level of 2D drafting capability) offered by companies such as Parametric Technology Corporation, Dassault, UGS, AutoDesk and SolidWorks. These companies all have financial resources far in excess of our resources.

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

Our service offerings, which include consulting, training and discreet engineering services, compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of our customers.

PERSONNEL

As of July 30, 2009, we employed 46 persons, 43 on a full time basis and 3 part time. These employees were distributed over functional lines as follows: Sales = 10; Product Development Engineers = 14; Engineers = 16; General and Administrative = 6.

BACKLOG

Product backlog as of May 31, 2009 and 2008 was insignificant. Deferred revenue, consisting primarily of software maintenance services for which the company has billed, but where the service is to be performed during the following year, totaled approximately $3,022,000 and $3,341,000 at May 31, 2009 and 2008, respectively. In addition, as of May 31, 2009, we had a backlog of consulting orders totaling approximately $.4 million, a decrease from the $.5 million at May 31, 2008.

RESEARCH AND DEVELOPMENT

We have approximately 14 product development engineers in our research and development groups located in Michigan and Massachusetts. In fiscal 2009 and 2008, we incurred research and development expense of $1.8 million related to the development of our technology and products. We have also used third-party engineering companies to perform some of our product development and quality assurance testing of our technology.

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

We own 4 patents related to our Cadra and ProductCenter technologies.  One of our Cadra related patents expires in 2013 and the other expires in 2016.  Our two ProductCenter related patents expire in 2016 and 2019.  We have not been nor are we currently involved in or aware of any litigation regarding any of our patents.  In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

We license certain technology for incorporation into our Prospector line of products; the revenue from this product line is not significant in relation to our total revenue.  Accordingly, if this license was terminated and we were unable to secure substitute technology, we do not believe there would be a material adverse effect on our results of operations.

GOVERNMENTAL REGULATION

We export our products throughout the world, and thus we are subject to Federal Export Regulations.  We believe we comply with all such regulations.

CUSTOMERS

No single customer accounted for more than 10% of our revenue in fiscal 2009 or 2008.  Our largest customer was responsible for 5% and 7% of our revenue during fiscal 2009 and 2008, respectively.  Our three largest customers were responsible in the aggregate for 14% and 15% of our revenue during fiscal 2009 and 2008, respectively.  Accordingly, the loss of one or more of our three largest customers could have a material adverse effect on the business.

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

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and claims that arise in the ordinary course of our business. At July 30, 2009 there were no material outstanding claims and, at May 31, 2009, no amounts had been accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on over-the-counter market (Over the Counter Bulletin Board), administered by the Financial Industry Regulatory Authority (“FINRA”)  under the symbol "SOFT”.  However, there is not currently an established trading market for our common stock.

At July 30, 2009, there were approximately 236 holders of record of our common stock. The table below sets forth quarterly high and low sale prices for the common stock for the indicated fiscal periods. These quotations may include inter-dealer prices without retail mark-up, markdown, or commission.

	2009		2008
	High	Low	High	Low
First Quarter	.15	.08	.12	.10
Second Quarter	.08	.06	.14	.10
Third Quarter	.06	.03	.16	.12
Fourth Quarter	.09	.04	.18	.14

We have not paid any cash dividends since 1997 and we do not anticipate paying cash dividends in the foreseeable future.

The table below details information regarding equity compensation plans of the Company as of May 31, 2009:

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares securities available for future issuances under Plan
Plan category
Approved by Shareholders	220,000	$.21	--

Not approved by Shareholders	--	N/A	--

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6 – SELECTED FINANCIAL DATA

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made below with respect to our outlook for fiscal 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties.

These include, among other risks and uncertainties, whether we will be able to:

•

generate sufficient cash flow from our operations or other sources to fund our working capital needs

•

maintain existing relationships with our lender

•

successfully introduce and attain market acceptance of any new products

•

attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment

•

prevent obsolescence of our technologies

•

maintain positive cash flows and profitable operations despite declining revenues

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

Valuation of Goodwill

The Company accounts for good will pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria.

As of May 31, 2009, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. During fiscal year 2009, we did not conduct interim impairment tests since no single event occurred to cause them to be impaired.  The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the fiscal years ended May 31, 2009 and 2008. In addition, the percentage change in those items, again expressed as a percentage, from the year ended May 31, 2008 to May 31, 2009.

	Items as a percentage		Percentage change
	of revenue		year to year
	2009	2008	2008 to 2009

Revenue
Products	21.6%	19.9%	2.0%
Services	78.4	80.1	(8.0)
Total revenue	100.0	100.0	(6.0)

Cost of sales
Product	4.8	14.1	(68.4)
Services	15.4	16.4	(11.8)
Total cost of sales	20.2	30.5	(37.8)

Total gross margin	79.8	69.5	7.9

Research and development	19.1	17.9	(0.1)
S.G.& A.	38.3	42.4	(15.1)

Interest expense	8.0	12.8	(41.2)
Other Income (Expense)	(0.4)	0.7	(151.5)

Income/loss before income tax	14.1	2.9	(448.3)

Revenues

Revenue for fiscal year 2009 was approximately $9.5 million, compared to approximately $10.1 million for the comparable prior period, a decrease of 6%. The current economic contraction, as well as declining demand for our Cadra and AMT product lines, is materially and adversely affecting our maintenance and product revenues.  We expect that there will be further significant declines in revenue. We are reviewing our business/product strategy and cost structure with a view to mitigate the adverse impact of declining revenue on our financial condition and operating results.

As explained below, the decline in total revenue was due to a decrease in service revenue, partially offset by a nominal increase in product revenue.  The combined product and service revenue by product line for fiscal year 2009 as compared to fiscal year 2008 are as follows (in thousands, except percentage change):

Product Line	FY 2009	FY 2008	$ Change	% Change
ProductCenter	$ 5,093	$ 5,156	$ (63)	(1.2)%
Cadra	3,748	4,106	(358)	(8.7)
AMT	657	844	(187)	(22.2)
Total	9,498	10,106	(608)	(6.0)

Product Revenue

Product revenue for fiscal year 2009 was approximately $2.0 million, a slight increase compared to the prior fiscal year. The change from year to year in product revenue among our three product lines was as follows (in thousands, except percentage change):

Product Line	FY 2009	FY 2008	$ Change	% Change
ProductCenter	$ 937	$ 680	$ 257	37.8%
Cadra	984	1,124	(140)	(12.5)
AMT	127	204	(77)	(37.7)
Total	2,048	2,008	40	2.0

The increase in product revenue for ProductCenter was attributed to customers expanding their use of ProductCenter within their organizations and in particular, two customers who made significant purchases of our product.  This trend may not continue into fiscal year 2010, considering the current economic climate. The decrease in our Cadra and AMT product lines was primarily attributable to customers reducing or laying off employees who use our technology; thus, these customers do not require as many licenses as were previously needed.   AMT’s customers are primarily North American vendors to the major parts suppliers to the American automotive industry. Our customers have experienced severe financial difficulty as the North American automotive industry has struggled with the economic climate, foreign competition, loss of market share, bankruptcy and a myriad of other problems. These events have had a substantial detrimental impact on the revenue generated from this product line.  Thus, we expect to continue to experience declining AMT related product revenue. If economic conditions affecting our customers do not improve, there could be a continued adverse affect on our future product revenues.  In addition, the continued migration of the CAD marketplace from 2D CAD tools such as Cadra to 3D technologies is adversely impacting Cadra sales.  This migration has been going on for some time and is expected to continue.  Thus, we expect to continue to experience declining Cadra related product revenue.

Service Revenue

Service revenue (consisting of maintenance and consulting revenue) for fiscal year 2009 was approximately $7.5 million, compared to approximately $8.1 million for the comparable prior period, a decrease of 8.0%. The change from year to year in service revenue among our three product lines are as follows (in thousands, except percentage change):

Product Line	FY 2009	FY 2008	$ Change	% Change
ProductCenter	$ 4,156	$ 4,476	$ (320)	(7.1%)
Cadra	2,764	2,982	(218)	(7.3)
AMT	530	640	(110)	(17.2)
Total	7,450	8,098	(648)	(8.0)

The 7.1% decrease in ProductCenter service revenue was primarily attributable to existing customers delaying or suspending consulting engagements and the lack of sufficient new customer orders, which also drive the consulting business. If these customer sentiments persist, there could be further erosion of our ProductCenter service revenue. ProductCenter maintenance revenue decreased by 5% and consulting revenue decreased by 14% in fiscal year 2009.

Consulting/training is a very minor component of our Cadra and AMT product lines.

The 7.3% decline in service revenue for our Cadra product line was due in part to the economic climate, with customers attempting to minimize their expenses, and to the continued migration of the CAD marketplace from 2D CAD tools such as Cadra to 3D technologies. This migration has been going on for some time and is expected to continue. With the continued market acceptance of 3D technologies, our customers are reducing their utilization of Cadra and reducing their maintenance coverage or opting not to renew at all. Thus, we expect to continue to experience declining Cadra related service revenue.

The 17.2% decline in service revenue for our AMT product line was due in part to the current economic climate and customers minimizing their expenses and also the continued downward trend in service related revenue over the last five years for this technology. As explained above, AMT’s customers have experienced severe financial difficulty due to the problems plaguing the North American automotive industry. These events have had a substantial detrimental impact on the revenue generated from this product line.  Thus, we expect to continue to experience declining AMT related service revenue.

Gross Margin

Gross profit as a percentage of revenue was 79.8% in fiscal 2009, as compared to 69.5% for the comparable prior period. The increase in gross margin percentage was primarily due to decreases in amortization of capitalized software costs and in the cost of services provided, partially offset by a decrease in total revenue. The decrease in amortization of capitalized software is due to a component of the Cadra software being fully amortized during the quarter ended May 31, 2008.  Thus, the decrease in amortization expense which occurred during fiscal year 2009 will not continue in future periods. The decrease in the cost of services provided was due primarily to a reduction in our professional services staff in the latter part of fiscal year 2008. Thus, again, this decrease in cost of services provided may not continue in future periods.  As disclosed above, total revenue for fiscal 2009 decreased by 6%, as compared to fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $3.6 million for fiscal year 2009, as compared to $4.3 million in the comparable prior period, a decrease of 15.1%. The decrease is due primarily to the reduction in rent expense arising from our relocation in November 2007 to new appropriately sized corporate headquarters, the decrease in the dollar amount of foreign operating expenses due to foreign currency fluctuations and the suspension of the monthly management fee of $44,000, which is subject to reinstatement, as explained in the following paragraph.

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

Interest Expense

Interest expense for the fiscal year ended May 31, 2009 was approximately $760,000, as compared to $1.3 million for the comparable prior period, a decrease of 41.2%.  This decrease in interest expense was primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings were approximately $11.8 million for the fiscal year ending May 31, 2009, as compared to $13.3 million for the comparable prior period, and the interest rate on those borrowings decreased to about 5.5% in the fourth quarter from 7.5% for the comparable prior period. The change in the interest rate on our borrowings in fiscal year 2009 as compared to 2008 is due to a decrease in the prime rate.

Net Income (Loss)

Net income for fiscal year 2009 was $1.3 million, as compared to a net loss of $306,000 in fiscal year 2008. Net income per share for fiscal year 2008 was $.11, as compared to net loss per share of $.03 in fiscal year 2008. The weighted average number of shares outstanding was 12.2 million in fiscal 2009 and 2008.

CAPITAL RESOURCES AND LIQUIDITY

As of May 31, 2009, we had cash on hand of $758,000, a decrease of $142,000 from May 31, 2008. Operating activities generated approximately $1.7 million of cash during fiscal year 2009, compared with generating approximately $974,000 in cash during the comparable prior period. The $686,000 increase in cash generated by operating activities was primarily attributable to the approximate $1.6 million decrease in net loss and a $96,000 change (reduction) in prepaid expenses, partially offset by a $69,000 change (decrease) in accounts receivable and a $92,000 change (decrease) in deferred revenue. During the year ended May 31, 2009, our financing activities used net cash of approximately $1.7 million, compared to approximately $982,000 during the comparable prior period.  The approximate $800,000 increase in cash used by financing activities was primarily attributable to a $600,000 increase in debt repayments and a $150,000 decrease in borrowings.  At May 31, 2009, we had an approximate working capital deficit of $3.6 million, compared to a working capital deficit of $3.4 million at May 31, 2008.  The approximate $200,000 increase in our working capital deficit was primarily attributable to a $268,000 increase in the current portion of long term debt and a decrease in cash and accounts receivable of $275,000, partially offset by an increase in prepaid expenses of $96,000 and a decrease in deferred revenue of $319,000.

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires in June of 2010.  As of May 31, 2009, approximately $579,000 was available under this facility which has been extended an additional year through June 2010. (See Note H to the Consolidated Financial Statements.)  At May 31, 2009, we had total long-term debt of approximately $9.1 million and current debt of $1.9 million (for total debt of $11 million), consisting of $8.6 million under a promissory note and $2.4 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The aggregate principal amount payable to Greenleaf at May 31, 2009 was $11 million.  The monthly minimum principal and interest payments are approximately $210,000 on these borrowings. Of the 11 million, $1.9 is payable by May 31, 2010 and $9.1 million is payable by June 30, 2010.  Historically, Greenleaf has, on a quarterly basis, extended our line of credit and term note for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $11 million on June 30, 2010, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were to do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds, there would be an event of default under our notes and Greenleaf could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

In fiscal year 2009, we generated $1.7 million from operating activities and our intention is to manage the business with a view to achieve positive cash flows from operating activities in fiscal year 2010.

During fiscal year 2010, we anticipate that we will incur capital expenditures of approximately $100,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

We believe that the cash on hand together with anticipated cash flow from operations and available borrowings under our credit facility will be sufficient to meet our liquidity and capital resources needs for the next year.

As previously described, the current economic contraction, as well as declining demand for our Cadra and AMT product lines, is materially and adversely affecting our maintenance and product revenues.  We expect that there will be further significant declines in revenue.  We are reviewing our business/product strategy and cost structure with a view to mitigate the adverse impact of declining revenue on our financial condition and operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assets and liabilities as well as revenue and expenses outside the United States that are subject to fluctuations due to changes in foreign currency exchange rates. Our primary exposure is related to local currency revenue and operating expenses in Europe. However, we do not engage in forward foreign exchange or similar contracts to reduce our economic exposure to changes in exchange rates as the associated risk is not considered significant. Because we market, sell and license our products throughout the world, in addition to the ongoing adverse effects on our business of the weak US economy, we could be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products.

We are exposed to changes in interest rates primarily as a result of our long-term debt requirements. Our interest rate risk management objectives are to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. Based on the debt balance at May 31, 2009, a hypothetical change in the interest rate of +2% or –2% would result in a hypothetical change to annual interest expense of about $221,000 and $(221,000), respectively.

The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements herein with respect to our outlook for fiscal 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to:

•

generate sufficient cash flow from our operations or other sources to fund our working capital needs

•

maintain existing relationship with our lender

•

successfully introduce and attain market acceptance of any planned products

•

attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment

•

prevent obsolescence of our technologies

•

maintain positive cash flows and profitable operations despite declining revenues

Our future results may differ materially from our past results, and our actual results could differ materially from those projected in the forward looking statements as a result of certain risk factors, including but not limited to those set forth below.

Our quarterly results fluctuate.  Our quarterly revenue and operating results are difficult to predict and fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; variations in the size and timing of individual orders; competition and pricing; and customer order deferrals or cancellations as a result of general economic or industry decline. Furthermore, the Company has often recognized a substantial portion of its product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We may not be able to fund our operations from future cash flows.  We cannot assure you that we will generate sufficient positive cash flow in the future to fund our operations.  During fiscal years 1998 through 2001, our operating activities generated significant negative cash flows. We took aggressive cost cutting steps and reorganized our operations at the beginning of fiscal 2002. These actions have greatly reduced our fixed costs and improved our cash flows. It is our expectation that we can continue to improve our cash flows; however, there can be no assurances that we will be able to continue to improve our cash flow in the future.  If we are unable to fund our operations from future cash flows, we will need to seek additional debt or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.  We are currently dependent on Greenleaf Capital, our lender and sole source of external financing, for its continued support.  We currently have a strong relationship with Greenleaf; and it is our largest shareholder, owning approximately 44.5% of our issued and outstanding common stock, and it has been our sole debt provider since 1996. (See Note F to the Consolidated Financial Statements.)

Further erosion in business activity and Information Technology (IT) spending would cause further declines in revenue.  The level of future IT spending remains uncertain as does the economic outlook in the manufacturing sector. The current economic contraction, as well as declining demand for our Cadra and AMT Product lines, is materially and adversely affecting our maintenance and product revenues.  We expect that there will be further significant declines in revenue. We are reviewing our business/product strategy and cost structure in order to mitigate the adverse impact of declining revenue on our financial condition and operating results.

Our agreements with certain critical software vendors may be terminated at will by the vendor.  We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support Product Center customers with their integrations from ProductCenter to their respective CAD solutions.  These agreements are subject to termination at will by the vendor, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material adverse effect on future performance.  On July 20, 2007, we were informed that our agreement with one such vendor, Parametric Technology Corporation (PTC), was not going to be extended beyond its renewal date of January 31, 2008. Thus the Agreement has since expired.  Approximately 60% of our current ProductCenter customer base utilizes PTC’s Pro/ENGINEER integrator solution.  We continue to support (beyond January 31, 2008) with a customer specific consulting solution our current customers who are utilizing a Pro/ENGINEER integration solution.  However, our inability to offer our solution to new customers utilizing Pro/ENGINEER could have an adverse affect on our future revenues.

Revenue declines for product lines. We experienced overall revenue declines from 2008 to 2009 of 9% for our Cadra product line, 22% for our AMT product line, and 1% for our ProductCenter product line. Specifically, Cadra and AMT software product revenue declined in 2009 approximately 13% and 38% respectively, and related maintenance revenue declined 7% and 17%, respectively,  Although the declines in Cadra and AMT related revenues are partially attributable, to the current economic conditions, as these technologies age,  related revenues are also declining, as a normal part of the technology life cycle.  We anticipate that the current revenue trends in these product lines will continue.  If there are significant declines in our total revenues, as we expect, there could be a material adverse impact upon our business and overall financial performance.

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

As of May 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, and after consultation with a third party consultant, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2009, we concluded that our internal controls over financial reporting were effective.

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

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our Directors and executive officers as of July 30, 2009, based on information furnished by them to us.

DIRECTORS

Ronald A. Elenbaas, age 56.  Mr. Elenbaas’ term expires in 2011. Mr. Elenbaas is the President and CEO of Greenleaf Hospitality Group, Inc., a management company delivering management services to the host industry since July 2009.  Mr. Elenbaas has been Chairman of the Board of Humanex, LLC, a human resource strategic planning firm for more than the past five years.  He also serves on the Boards of the Ocean Reef Medical Center and Greenleaf Trust.  Until recently, Mr. Elenbaas served as Chairman of the Board of the Ocean Reef Club. From 1975 to 2000, Mr. Elenbaas was employed by Stryker Corporation in various positions, most recently as President of Stryker Surgical Group, a division of Stryker Corporation.  Mr. Elenbaas was appointed a Director of the Company in September 1996.

William D. Johnston, 62.  Mr. Johnston’s term expires in 2012.  Mr. Johnston serves as Chairman of the Company and has been a Director since 1996. Mr. Johnston is President, Chairman and CEO of the Greenleaf Companies. Included in the Greenleaf Companies are Greenleaf Trust, a Michigan chartered bank, Greenleaf Capital, Inc. a venture capital company and our sole lender, Catalyst Development Co., L.L.C., a commercial real estate development company and in addition he is also the Chairman of Greenleaf Hospitality Group, Inc., a management company delivering management services to the host industry. Mr. Johnston has served as President, Chairman and CEO of the Greenleaf Companies since 1991.

Timothy J. Tyler, 55. Mr. Tyler’s term expires in 2010.,  Mr. Tyler has served since 1995 as President of Borroughs Corporation, a privately held, Michigan-based business that designs, manufactures and markets industrial and library shelving units, metal office furniture and check out stands primarily in the United States. Mr. Tyler served as President and General Manager of Tyler Supply Company from 1979 to 1995. Mr. Tyler was appointed a Director of the Company in September 1996.

Michael Elliston, 47.  Mr. Elliston’s term expires in 2012.  Mr. Elliston has served as Chief Financial Officer of Greenleaf Capital since 2008.   Prior to his position as Chief Financial Officer, Mr. Elliston was the Chief Accounting Officer of the Greenleaf Companies since June 2005.  Prior to joining Greenleaf, Mr. Elliston was the Chief Financial Officer for Holly’s, Inc. and GR Hospitality, Inc., Michigan based Companies that owned and managed hotels since July 1991.  Mr. Elliston was appointed a Director of the Company in March of 2007.

Frederick A. Lake, 74.   Mr. Lake’s term expires in 2011.   Mr. Lake is a partner in the law firm of Lake, Stover & Schau, PLC, a Michigan based law firm. Mr. Lake has been with Lake, Stover & Schau, PLC, and its predecessors for more than five years. Mr. Lake’s firm also serves as corporate counsel to the Greenleaf Companies.  Mr. Lake was appointed a Director of the Company in July 2000.

Each member of the Board of Directors also serves on the Audit Committee of the Board of Directors. The Audit Committee recommends the engagement of the Company's independent accountants. In addition, the Audit Committee reviews comments made by the independent accountants with respect to internal controls and considers any corrective action to be taken by management; reviews internal accounting procedures and controls within our financial and accounting staff; and reviews the need for any non-audit services to be provided by the independent accountants. The Board of Directors has designated Mr. Elliston as our audit committee’s financial expert.

Because of our financial relationship with Greenleaf, Mr. Elliston is not considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.

Each member of the Board of Directors also serves on the Compensation Committee of the Board of Directors. The Compensation Committee recommends salaries and bonuses for officers and general managers and establishes general policies and procedures for salary and performance reviews and the granting of bonuses to other employees. It also administers our 1994 Stock Option Plan (the "Plan") and our Employee Stock Purchase Plan.

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name	Age	Position
Jean J. Croteau	53	President
Amy E. McGuire	34	Chief Financial Officer

The following provides biographical information with respect to our Executive Officers:

Jean J. Croteau was appointed our President in January of 2007.  He was formerly our Vice President of Operations from July 2001 to January 2007. He started with the Company in 1981 as Senior Contracts Administrator and was promoted to various positions of greater responsibilities until his departure in 1995. Mr. Croteau rejoined us in 1998. From 1995 through 1998 he served as the Director of Business Operations for the Energy Services Division of XENERGY, Inc.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us and on written representations that there were no changes in beneficial ownership, during fiscal year ended May 31, 2009, the following Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Ronald A. Elenbaas, a Director, filed late a Form 3 Initial Statement of Beneficial Ownership and Form 4 Statement of Changes in Beneficial Ownership.  He has since filed such reports.

Michael D. Elliston, a Director, filed late a Form 3 Initial Statement of Beneficial Ownership.  He has since filed such report.

William D. Johnston, Director, filed late a Form 3 Initial Statement of Beneficial Ownership and Form 4 Statement of Changes in Beneficial Ownership.  He has since filed such reports.

Frederick A. Lake, Director, filed late a Form 3 Initial Statement of Beneficial Ownership and Form 4 Statement of Changes in Beneficial Ownership.  He has since filed such reports.

Timothy J. Tyler, Director, filed late a Form 3 Initial Statement of Beneficial Ownership and Form 4 Statement of Changes in Beneficial Ownership.  He has since filed such reports.

To our knowledge all of our officers and directors have filed all reports required to be filed by them pursuant to the requirements of Section 16.

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

ITEM 11 - EXECUTIVE COMPENSATION

Directors were not paid any fees or other compensation for service as members of the Board of Directors or any committee thereof during fiscal 2009.

Pursuant to our 1994 Stock Option Plan (the "1994 Stock Option Plan"), non-employee Directors could have been granted non-qualified options to purchase shares of our Common Stock. The Compensation Committee of the Board of Directors administers the 1994 Stock Option Plan. Stock options typically terminate upon a Director leaving his or her position for any reason other than death or disability. No option may be exercised after the expiration of ten years from its date of grant. No new options could be granted under this Plan after 2004, and thus no option awards were made in fiscal 2009.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our President (principal executive officer) and each of our other two most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2008 and 2009 for services rendered to us in all capacities.

Summary Compensation Table
Name and
Principal	Fiscal			All Other	Total
Position	Year	Salary($)	Bonus($)	Compensation(1)	Compensation

Jean Croteau -	2009	199,500	60,000	35,371	294,871
President	2008	190,000	60,000	31,615	281,615

Amy E. McGuire -	2009	94,500	30,000	1,890	126,390
Chief Financial Officer	2008	91,920(2)	30,000	1,708	123,628

(1)

Reflects our contributions to each of the Named Executive's accounts under our 401(k) plan (and, with respect to Mr. Croteau, in addition, $31,504 and $27,815 in sales commissions paid with respect to 2009 and 2008, respectively.

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

OPTION GRANTS IN THE LAST FISCAL YEAR

No Stock Appreciation Rights ("SARs") or options to purchase our stock have been granted to the Named Executive Officers during fiscal year 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

The following table sets forth certain information concerning outstanding equity awards at fiscal year end.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Jean Croteau	50,000	--	0.09	11/28/2011

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of the members of the Board of Directors served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended May 31, 2009.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes securities authorized for issuance under equity compensation plans;

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares securities available for future issuances under Plan
Plan category
Approved by Shareholders	220,000	$.21	--

Not approved by Shareholders	--	N/A	--

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table provides Information concerning beneficial ownership of our Common Stock, as of July 30, 2009, for (i) each person named in the "Summary Compensation Table" as a Named Executive, (ii) each Director and (iii) all Directors and executive officers as a group.

	Amount and nature of	Percentage of
Name of Beneficial Owner (1) (2)	Class	Beneficial Ownership

Jean J. Croteau	50,000(3)	*
William D.Johnston	5,437,243(3)(4)	44.5
Timothy J. Tyler	9,000(3)	*
Ronald A. Elenbaas	51,700(3)	*
Frederick A. Lake	16,000(3)	*
All Directors and executive officers,
as a group (6 persons)	5,563,943(5)	45.2%

*     Less than one percent (1%).

(1)   Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)   There were 12,213,236 shares outstanding on July 30, 2009. In addition, 108,000 shares issuable upon exercise of stock options held by certain Directors and executive officers of the Company are deemed to be outstanding as of July 30, 2009 for purposes of certain calculations in this table. See notes 3, 4 and 5 below.

(3)   Includes shares issuable under stock options as follows: Mr. Croteau - 50,000; Mr. Johnston – 9,000; Mr. Tyler – 9,000; Mr. Elenbaas – 9,000; and Mr. Lake – 16,000.

(4)   Mr. Johnston’s business address is 211 South Rose Street, Kalamazoo, Michigan, 49007.

(5)   Includes 93,000 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

We have, over the last several years entered into various financing arrangements with Greenleaf Capital, which is the beneficial owner of 44.5% of our common stock. Greenleaf Capital is our sole external source of capital. William D. Johnston, who has been one of our directors since September 1996, is the President and sole principal of Greenleaf Companies, which owns Greenleaf Capital.   In addition, Greenleaf Capital’s Chief Financial Officer and Greenleaf Hospitality Group’s President and CEO serve as members of the board of directors of the Company.

On March 30, 2009, we amended and restated our Term Note and Revolving Credit Note with Greenleaf Capital, Inc.  In addition, we granted Greenleaf a security interest in all of our assets to secure our obligations under the Term Note and Revolving Credit Note.  The monthly principal and interest payments under the amended and restated notes are currently approximately $210,000.  Of the $11 million owing to Greenleaf, $1.9 million is payable by May 31, 2010 and the remaining $9.1 million is payable by June 30, 2010. Historically, Greenleaf has on a quarterly basis extended our line of credit and term note for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $11 million on June 30, 2010, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were to do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds, there would be an event of default under our notes and Greenleaf could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

During fiscal year 2000, we entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement, we have the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

During fiscal 2009 and 2008, the largest monthly principal and interest payments to Greenleaf were $209,625 and $211,933, respectively. During the fiscal years ending 2009 and 2008, the annual amount paid to Greenleaf was $2.5 and $2.7 million, respectively. The amount of principal outstanding at May 31, 2009 was $11 million. The interest rate at May 31, 2009 was 5.50% per annum.  Under our agreement with Greenleaf, among other obligations, we were required to pay Greenleaf an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2008 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period, that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  If Greenleaf were to terminate its waiver, there would be a substantial increase in our operating expenses. Notwithstanding the amendment, we continued to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which was applied as additional principal payments towards the principal amount owing to Greenleaf. When we amended and restated our Term Note and Revolving Credit Note with Greenleaf Capital, Inc. on March 30, 2009, the monthly principal amount payable was amended to include the $44,000 we were voluntarily prepaying.  As noted above, the monthly principal and interest payments under the amended and restated notes are currently approximately $210,000. Greenleaf Trust also serves as the trustee and investment advisor for our 401-K Plan.

Because of our financial relationship with Greenleaf, neither Mr. Johnston, Mr. Elenbaas, nor Mr. Elliston is considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.  Messrs. Tyler and Lake, of our Board of Directors and our Audit Committee, are considered “independent” within the meaning of the Nasdaq Stock Market’s independence rule applicable to audit committee members.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended May 31:

	2009	2008
Audit Fees (1)	$107,500	$104,500
Audit-Related fees	-	-
Tax Fees (2)	$29,500	$28,000
All Other Fees	-	-
Total fees	$138,500	$132,500

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

Financial Statements for the fiscal years ended May 31, 2009 and May 31, 2008 are as follows.

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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(iii)

Security Agreement dated March 25, 2009, filed as Exhibit 10.3 on the Company’s Form 8K filed on March 30, 2009.

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

Consent of Caturano and Company, P.C.

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

(32.2)

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SofTech, Inc.:

We have audited the accompanying balance sheets of SofTech, Inc. and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

CATURANO AND COMPANY, P.C.

August 6, 2009

Boston, Massachusetts

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For Fiscal Years Ended May 31,

	2009	2008
	(in thousands, except share and per share data)

Revenue:
Products	$2,048	$2,008
Services	7,450	8,098
Total Revenue	9,498	10,106

Cost of revenue:
Cost of products sold: materials	43	70
Cost of product sold: amortization of capitalized software costs and other intangible assets	405	1,346
Cost of services provided	1,466	1,663
Total cost of revenue	1,914	3,079

Gross margin	7,584	7,027

Research and development	1,814	1,812
Selling, general and administrative	3,638	4,287

Income from operations	2,132	928

Interest expense	760	1,292
Other income (expense), net	(35)	68

Income (loss) before income taxes	1,337	(296)
Provision for income taxes	16	10

Net income (loss)	$1,321	$(306)

Per common share data:

Net income (loss) – basic and diluted	$.11	$(.03)

Weighted average shares outstanding,
basic and diluted	12,213,236	12,213,236

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31,

	2009	2008
Assets:	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$758	$900
Accounts receivable (less allowance for uncollectible accounts of $29 and $4 as of May 31, 2009 and May 31, 2008, respectively)	1,272	1,405
Prepaid expenses and other assets	572	475
Total current assets	2,602	2,780
Property and equipment, at cost:
Data processing equipment	3,445	3,441
Office furniture	549	562
Automobiles	53	-
Total property and equipment	4,047	4,003
Less accumulated depreciation and amortization	(3,929)	(3,846)
Property and equipment, net	118	157
Other assets:
Capitalized software costs, net of amortization of $16,625 and $16,328 at May 31, 2009 and May 31, 2008	113	517
Goodwill	4,611	4,618
Other assets	136	137
Total assets	$7,580	$8,209
Liabilities and stockholders' deficit:
Current liabilities:
Accounts payable	$463	$368
Accrued expenses	778	784
Deferred revenue	3,022	3,341
Current portion of long term debt with related party	1,914	1,646
Current portion of capital lease	31	31
Total current liabilities	6,208	6,170
Long-term liabilities:
Long term debt with related party, less current portion	9,108	11,091
Long-term capital lease, less current portion	20	51
Total long-term liabilities	9,128	11,142
Total liabilities	15,336	17,312
Commitments and contingencies (Note J)
Stockholders' deficit:
Common stock, $.10 par value; authorized 20,000,000 shares; issued 12,213,236	1,221	1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(26,588)	(27,909)
Accumulated other comprehensive loss	(426)	(452)
Total stockholders' deficit	(7,756)	(9,103)
Total liabilities and stockholders’ deficit	$7,580	$8,209

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

DEFICIT AND COMPREHENSIVE LOSS

For Fiscal Years Ended May 31,

	2009	2008
	(in thousands, except share data)
Common Stock:
Balance at beginning of year	$1,221	$1,221
Shares issued	-	-
Balance at end of year	1,221	1,221
Beginning and ending of year
Capital in Excess of Par Value	18,037	18,037
Accumulated Deficit:
Balance at beginning of year	(27,909)	(27,603)
Net income (loss)	1,321	(306)
Balance at end of year	(26,588)	(27,909)
Accumulated other comprehensive loss:
Balance at beginning of year	(452)	(349)
Foreign currency translation adjustments	26	(103)
Balance at end of year	(426)	(452)

Total stockholders' deficit at end of year	$(7,756)	$(9,103)
Comprehensive Income (Loss)
Net income (loss)	$1,321	$(306)
Foreign currency translation adjustments	26	(103)

Total comprehensive income (loss)	$1,347	$(409)

Outstanding Shares:
Balance at beginning of year	12,213,236	12,213,236
Shares issued	-	-
Balance at end of year	12,213,236	12,213,236

The accompanying notes are an integral part of the consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years Ended May 31,

	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,321	$(306)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	532	1,430
Provision for uncollectible accounts	25	52
Loss on retirement of equipment	-	3

Change in operating assets and liabilities:
Accounts receivable	108	39
Prepaid expenses and other assets	(96)	-
Accounts payable and accrued expenses	89	(17)
Deferred revenue	(319)	(227)
Total adjustments	339	1,280
Net cash provided by operating activities	1,660	974
Cash flows from investing activities:
Capital expenditures	(89)	(9)
Net cash used in investing activities	(89)	(9)

Cash flows from financing activities:
Borrowings under debt agreements	-	150
Repayments under debt agreements	(1,715)	(1,101)
Repayments under capital lease	(31)	(31)
Net cash used in financing activities	(1,746)	(982)
Effect of exchange rates on cash	33	(131)
Net decrease in cash and cash equivalents	(142)	(148)
Cash and cash equivalents, beginning of year	900	1,048
Cash and cash equivalents, end of year	$758	$900

Supplemental disclosures of cash flow information:
Interest paid	$788	$1,292
Income taxes paid	$-	$1

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. The Company had an initial public offering in August 1981 and a subsequent offering in December 1982. The Company is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. These solutions include software technology offerings for Computer Aided Design (“CAD”), Computer Aided Manufacturing (“CAM”) as well as Product Data/Lifecycle Management and Collaboration (“PDM”/”PLM”) technologies, all of which fit under the broadly defined PLM industry. The Company's operations are organized geographically with European sales and customer support offices in France, Germany and Italy. The Company also has resellers throughout Asia and Europe.

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

The Company's revenue is derived almost entirely from technology acquisitions completed between 1997 and 2002. As of May 31, 2009 approximately 62% of its assets are composed of goodwill and other intangible assets related to these acquisitions. For the fiscal year ended May 31, 2009, the amortization of these intangible assets was approximately 5% of its total expenses and 4% of its revenue.

Based on the Company’s year end cash balance of $758,000, its long history of generating positive cash flow from operating activities, available borrowings on its existing line of credit, the extension of the maturity date for such line of credit (See Note F) and the Company’s budget for fiscal year 2010, the Company believes it has sufficient liquidity to meet its obligations for the next year.

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

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits.  Cash held in foreign bank accounts at May 31, 2009 totaled $158,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

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

		Charged
	Balance,	to Costs		Balance,
For the Years	Beginning	and	Bad Debt	End of
Ended May 31,	of Period	Expenses	Write-offs	Period

2008	$4,000	$52,000	$52,000	$4,000

2009	$4,000	$25,000	$-	$29,000

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Data Processing Equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years

Depreciation expense, including amortization of assets under capital lease, was approximately $127,000 and $84,000, for fiscal year 2009 and 2008, respectively.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of June 1, 2007 and May 31, 2009. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2003 to 2008.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT:

The Company accounts for its software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal 2009 or 2008. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the year ended May 31, 2009 and 2008 was $405,000 and $1,346,000, respectively.

Research and development expense for the years ended May 31, 2009 and 2008 was $1,814,000 and $1,812,000, respectively.

GOODWILL:

The Company accounts for goodwill pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria.

As of May 31, 2009, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. During fiscal year 2009, we did not conduct interim impairment tests since no single event occurred to cause them to be impaired.  The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

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

FINANCIAL INSTRUMENTS:

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2009. The interest rate on the Company’s debt facilities is variable and fluctuates with changes in the prime rate. In addition, the Company considers the premium in excess of the prime rate on its debt facilities to be reasonable based on the Company’s revenue, current cash flow and near term prospects. For these reasons the Company considers the fair value of the debt to approximate the carrying value.

The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for which the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s provision for uncollectible accounts was $29,000 and $4,000 at May 31, 2009 and May 31, 2008, respectively.

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (France, Germany, and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2009 and 2008.  In fiscal year 2009 and 2008, the Company recorded a net (loss) gain from foreign currency related transactions of approximately ($35,000) and $68,000, respectively, to other (expense) income.

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

NET INCOME (LOSS) PER COMMON SHARE:

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and equivalent dilutive common shares outstanding.  Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share because their inclusion would be antidilutive.

The following depicts a reconciliation of earnings per share and weighted average shares outstanding:

	Twelve Month Periods Ended
	May 31, 2009	May 31, 2008
	(Amounts in thousands, except share and per share amounts)

Net income (loss) available to common shareholders	$1,321	$(306)

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of
dilutive stock options	-	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	12,213,236	12,213,236

Earnings (loss) per share:
Basic	$.11	$(.03)
Diluted	$.11	$(.03)

For the years ending May 31, 2009 and May 31, 2008, respectively, 220,000 and 229,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

The following table summarizes information for stock options outstanding and exercisable at May 31, 2009:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2008	229,000	$.28	3.76	$10,860
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(9,000)	2.06	-	-
Outstanding at May 31, 2009	220,000	$.21	2.92	$-
Exercisable at May 31, 2009	220,000	$.21	2.92	$-

The following table summarizes the information related to non-vested stock option awards outstanding as of May 31, 2009:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Non-vested at May 31, 2008	2,400	$ .04
Granted	-	-
Vested	(2,400)	$.04
Forfeited	-	-
Non-vested at May 31, 2009	-	-

As of May 31, 2009, all stock options have vested.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 also requires the Company to disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if the Company will capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In April 2009, the FASB issued FSP FAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). This FSP amends and clarifies to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The Company expects FSP FAS 141R may have an impact on the Company’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates in the future.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

C.

INCOME TAXES:

The provision for income taxes includes the following:

For Years ended May 31, (in thousands)	2009	2008
Federal	$--	$--
Foreign	6	--
State and Local	10	10
Total Current Provision	16	10
Deferred	-	-
	$16	$10

The domestic and foreign components of income (loss) from operations before income taxes of the consolidated companies were as follows (in thousands):

	2009	2008
Domestic	$1,417	$(187)
Foreign	(96)	(119)
	$1,321	$(306)

At May 31, 2009, the Company had Federal and State net operating loss carryforwards of $23 million that begin expiring in 2013, and are available to reduce future taxable income. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2009.

The Company's effective income tax rates can be reconciled to the federal and state statutory income tax rate as follows:

For the Years ended May 31,	2009	2008
Federal statutory rate	34%	34%
State rate	6%	6%
Valuation reserve	(40)%	(40)%
Effective tax rate	0%	0%

Deferred tax assets (liabilities) were comprised of the following at May 31:

(in thousands)	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforwards	$8,156	$8,263
Tax credit carryforwards	200	200
Receivable allowances	11	1
Vacation pay accrual	23	42
Other accruals	69	36
Depreciation	25	-
Differences in book and tax basis of assets
of acquired businesses	2,497	3,594
Deferred tax assets	10,981	12,136
Less: valuation allowance	(10,981)	(12,136)
Net deferred tax assets recognized	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation reserve impacted deferred tax expense as follows: fiscal year 2009 $1.2 million and fiscal year 2008 ($414,000).

D.

EMPLOYEE RETIREMENT PLANS:

The Company has one Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal year 2009 and 2008 was $59,000 and $65,000, respectively.

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

	2009	2008
Revenue:
North America	$7,407	$7,747
Asia	1,040	963
Europe	2,047	2,188
Eliminations	(996)	(792)
Consolidated Total	$9,498	$10,106

	2009	2008
Long-Lived Assets:
North America	$4,807	$5,259
Europe	171	170
Consolidated Total	$4,978	$5,429

Foreign revenue is based on the country in which the sale originates. Revenue from Germany was 11% and 10% of total consolidated revenue in fiscal years 2009 and 2008. Revenue from Italy was 11% and 9% of total consolidated revenue in fiscal years 2009 and 2008. No other customer or foreign country accounted for 11% or more of total revenue in fiscal years 2009 or 2008.

F.

RELATED PARTY TRANSACTIONS:

We have, over the last several years entered into various financing arrangements with Greenleaf Capital, which is the beneficial owner of 44.5% of our common stock. Greenleaf Capital is our sole external source of capital. William D. Johnston, who has been one of our directors since September 1996, is the President and sole principal of Greenleaf Companies, which owns Greenleaf Capital.   In addition, Greenleaf Capital’s Chief Financial Officer and Greenleaf Hospitality Group’s President and CEO serve as members of the board of directors of the Company.

On March 30, 2009, we amended and restated our Term Note and Revolving Credit Note with Greenleaf Capital, Inc.  In addition, we granted Greenleaf a security interest in all of our assets to secure our obligations under the Term Note and Revolving Credit Note.  The monthly principal and interest payments under the amended and restated notes are currently approximately $210,000.  Of the $11 million owing to Greenleaf, $1.9 million is payable by May 31, 2010 and the remaining $9.1 million is payable by June 30, 2010. Historically, Greenleaf has on a quarterly basis extended our line of credit and term note for an additional year.  If Greenleaf did not extend the terms of our debt, we would be obligated to pay Greenleaf $11 million on June 30, 2010, which funds we do not currently have.  While we do not believe Greenleaf would decline extending the term of our borrowings, if they were to do so, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds, there would be an event of default under our notes and Greenleaf could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

During fiscal year 2000, we entered into a debt conversion agreement with Greenleaf. Under the terms of this agreement, we have the right to repurchase up to 4,054,424 shares at the average price of $1.233 per share. There is no expiration to this repurchase right.

During fiscal 2009 and 2008, the largest monthly principal and interest payments to Greenleaf were $209,625 and $211,933, respectively. During the fiscal years ending 2009 and 2008, the annual amount paid to Greenleaf was $2.5 and $2.7 million, respectively. The amount of principal outstanding at May 31, 2009 was $11 million. The interest rate at May 31, 2009 was 5.50% per annum.  Under our agreement with Greenleaf, among other obligations, we were required to pay Greenleaf an annual management fee of approximately $500,000 (for management advisory services and available debt facilities).  In March, 2008 we amended the agreement.  Under the terms of the amendment, Greenleaf agreed to waive the monthly management fee (approximately $44,000) for a three month period effective January 1, 2008, with such waiver to renew automatically for additional three month periods, unless Greenleaf notifies us in writing at least thirty days prior to expiration of a three month period, that it is terminating its waiver.  As of this date, we have received no such notice of termination from Greenleaf.  If Greenleaf were to terminate its waiver, there would be a substantial increase in our operating expenses. Notwithstanding the amendment, we continued to pay Greenleaf $44,000 per month (the amount that was otherwise payable under the Agreement) which was applied as additional principal payments towards the principal amount owing to Greenleaf. When we amended and restated our Term Note and Revolving Credit Note with Greenleaf Capital, Inc. on March 30, 2009, the monthly principal amount payable was amended to include the $44,000 we were voluntarily prepaying.  As noted above, the monthly principal and interest payments under the amended and restated notes are currently approximately $210,000. Greenleaf Trust also serves as the trustee and investment advisor for our 401-K Plan.

G.

LEASE COMMITMENTS:

OPERATING LEASES

The Company conducts its operations in office facilities leased through November 2010. Rental expense for fiscal years 2009 and 2008 was approximately $317,000 and $431,000, respectively.

At May 31, 2009, minimum annual rental commitments under noncancellable leases were as follows:

Gross
Fiscal Year	Commitment
2010	219,021
2011	108,655
thereafter	-

CAPITAL LEASES

In February 2007, the company entered into a capital lease agreement with a financial institution for a term of 48 months with a $1 purchase option.  The assets are amortized over the life of the lease and amortization of the assets is included in depreciation expense for fiscal year 2009.

Computer equipment	123,005
Less amortization	(77,256)

45,749

Minimum annual future lease payments under the capital lease as of May 31, 2009 are as follows:

2010	36,411
2011	24,273

Minimum lease payment	60,685
Amount representing interest	(14,936)

Present value of minimum
lease payments	45,749

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

Date: August 6, 2009

/s/ Jean J. Croteau

Jean J. Croteau

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jean J. Croteau	President	8/6/09
Jean J. Croteau	(Principal Executive Officer)

/S/ Amy E. McGuire	Chief Financial Officer	8/6/09
Amy E. McGuire	(Principal Financial and Accounting Officer)

/S/ Ronald A. Elenbaas	Director	8/6/09
Ronald A. Elenbaas

/S/ William D. Johnston	Chairman of the Board	8/6/09
William D. Johnston

/S/ Timothy J. Tyler	Director	8/6/09
Timothy J. Tyler

/S/ Michael D. Elliston	Director	8/6/09
Michael D. Elliston

/S/ Frederick A. Lake	Director	8/6/09
Frederick A. Lake

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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(iii)

Security Agreement dated March 25, 2009, filed as Exhibit 10.3 on the Company’s Form 8K filed on March 30, 2009.

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

Consent of Caturano and Company, P.C.

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