Form 10-Q
period 2009-08-31
SOFTECH INC
filed 2009-10-13
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
August 31, 2009	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

The number of shares outstanding of registrant’s common stock at September 30, 2009 was 12,213,236 shares.

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

SOFTECH, INC.

FINANCIAL STATEMENTS

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	August 31,	May 31,
	2009	2009
ASSETS

Cash and cash equivalents	$601	$758
Accounts receivable (less allowance for uncollectible accounts of $29 as of August 31, 2009 and May 31, 2009)	630	1,272
Prepaid and other assets	419	572
Total current assets	1,650	2,602

Property and equipment, net	106	118
Capitalized software costs, net	77	113
Goodwill	4,612	4,611
Other assets	136	136

TOTAL ASSETS	$6,581	$7,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$321	$463
Accrued expenses	732	778
Deferred maintenance revenue	2,506	3,022
Current portion of capital lease	31	31
Current portion of long term debt	1,941	1,914

Total current liabilities	5,531	6,208

Capital lease, net of current portion	13	20
Long-term debt, net of current portion	8,612	9,108

Total long-term liabilities	8,625	9,128

Stockholders' deficit	(7,575)	(7,756)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,581	$7,580

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Three Months Ended
	(unaudited)
	August 31,	August 31,
	2009	2008

Revenue

Products	$219	$540
Services	1,762	2,014

Total revenue	1,981	2,554

Cost of products sold: materials	4	17

Cost of products sold: amortization of capitalized software costs and other intangible assets	37	101
Cost of services provided	344	365

Gross margin	1,596	2,071

Research and development expenses	449	444
Selling, general and administrative	821	953

Income from operations	326	674

Other (income) expense	(5)	25
Interest expense	151	230

Net income	$180	$419

Basic and diluted net income per common share	$0.01	$0.03
Weighted average common shares outstanding-basic	12,213,236	12,213,236
Weighted average common shares outstanding-diluted	12,258,499	12,225,265

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Three Months Ended
	(unaudited)
	August 31,	August 31,
	2009	2008
Cash flows from operating activities:
Net income	$180	$419

Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization	56	117
Provision for uncollectable accounts	-	25
Change in current assets and liabilities:
Accounts receivable	642	447
Prepaid expenses and other assets	153	(52)
Accounts payable and accrued expenses	(188)	(146)
Deferred maintenance revenue	(516)	(555)

Total adjustments	147	(164)

Net cash provided by operating activities	327	255

Cash flows from investing activities:
Capital expenditures	(5)	-

Net cash used in investing activities	(5)	-

Cash flows from financing activities:
Repayments under debt agreements	(469)	(401)
Repayments under capital lease	(8)	(8)

Net cash used in financing activities	(477)	(409)
Effect of exchange rates on cash	(2)	(47)
Decrease in cash and cash equivalents	(157)	(107)
Cash and cash equivalents, beginning of period	758	900
Cash and cash equivalents, end of period	$601	$793

Supplemental disclosures of cash flow information:
Interest paid	151	230
Income taxes paid	-	-

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(A)

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of SofTech, Inc. and its wholly owned subsidiaries (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations.  It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2009 Annual Report on Form 10-K.

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company accounts for its software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal year 2009 or 2008. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs for the three months ended August 31, 2009 and 2008 was $37,000 and $101,000, respectively.

ACCOUNTING FOR GOODWILL

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

As of May 31, 2009, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.  The Company concluded that no facts or circumstances arose during the first quarter of fiscal year 2010 to warrant an interim impairment test.

In December 2007, The FASB issued SFAS No. 141R (revised 2007), Business Combinations which significantly changes the financial accounting and reporting for business combination transactions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted SFAS No. 141R on June 1, 2009. Adoption of this statement did not have an impact on the Company’s results of operations or financial position for the three months ended August 31, 2009; however, its provisions will impact any future business combinations.

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

STOCK BASED COMPENSATION

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 but options granted prior to that time continue to vest.  As of August 31, 2009 and May 31, 2009 all outstanding stock options have vested.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information for stock options outstanding and exercisable at August 31, 2009:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2009	220,000	$ .21	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at August 31, 2009	220,000	$.21	2.66	$27,870
Exercisable at August 31, 2009	220,000	$.21	2.66	$27,870

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (Germany, and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations during the first quarter of fiscal year 2010 and 2009. For the three months ended August 31, 2009 and 2008, the Company recorded to other income (expense) a net gain (loss) from foreign currency related transactions of approximately $5,000 and ($25,000), respectively.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective June 1, 2007, the Company adopted the provisions of FIN 48. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of May 31, 2009 and August 31, 2009. If the Company had interest and penalties related to uncertain tax positions it would be accounted for as part of the provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service for the fiscal years ended 2003 to 2009 and in various states depending upon when returns were filed.

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted Statement 165 on June 1, 2009.  The adoption of this Statement did not impact the Company’s Consolidated Financial Statements.

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt Statement 167 in fiscal year 2011 and is currently evaluating the impact of its pending adoption on the Company’s Consolidated Financial Statements.

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	August 31, 2009	May 31, 2009
	(Amounts in thousands, except share and per share data)

Property and equipment	$4,059	$4,047
Accumulated depreciation and amortization	(3,953)	(3,929)
Property and equipment, net	$106	$118

Common stock, $.10 par value; authorized 20,000,000 shares; issued 12,213,236	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(26,407)	(26,588)
Accumulated other comprehensive income	(426)	(426)
Stockholders’ deficit	$(7,575)	$(7,756)

(D)

EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.  Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share because their inclusion would be anti-dilutive.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following depicts a reconciliation of earnings per share and weighted average shares outstanding:

	Three Month Periods Ended
	August 31, 2009	August 31, 2008
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$180	$419

Weighted average number of common shares outstanding used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of dilutive stock options	45,263	12,029

Weighted average number of common shares outstanding used in calculating diluted earnings per share	12,258,499	12,225,265

Earnings per share:
Basic	$.01	$.03
Diluted	$.01	$.03

At August 31, 2009 and August 31, 2008, respectively, 43,000 and 52,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation for both the three month periods.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments. The comprehensive income was as follows (000’s):

	Three Month Periods Ended
	August 31, 2009	August 31, 2008

Net income	$180	$419
Changes in:
Foreign currency translation adjustment	-	43

Comprehensive income	$180	$462

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

Revenue:	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008
North America	$1,420	1,956
Asia	151	238
Europe	476	632
Eliminations	(66)	(272)
Consolidated Total	$1,981	2,554

Long Lived Assets:	August 31, 2009	May 31, 2009
North America	$4,762	4,807
Europe	169	171
Consolidated Total	$4,931	4,978

SOFTECH, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Any statements made below with respect to our outlook for fiscal year 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties, including but not limited to our ability to:

▶

generate, despite declining revenues, sufficient cash flow from our operations or other sources to fund our working capital needs, including our business plan

▶

maintain relationships with our lender

▶

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products

▶

attract and retain qualified personnel

▶

prevent further obsolescence of our technologies

▶

maintain agreements with our critical software vendors

▶

secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers

▶

secure new business, both from existing and new customers

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Information Statement. Except as otherwise required by law, SofTech expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  SofTech qualifies all forward-looking statements by these cautionary statements.

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

Our significant accounting policies are described in Note B to the financial statements included elsewhere in this report. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

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

Valuation of Goodwill

We account for goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria.

As of May 31, 2009, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. We concluded that no facts or circumstances arose during the first quarter of fiscal year 2010 to warrant an interim impairment test.

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.  At August 31, 2009 and May 31, 2009, the allowance for doubtful accounts was $29,000.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes, based on several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. As of August 31, 2009 and May 31, 2009, our deferred tax assets are fully reserved.

Results of Operations

Our quarterly revenue and operating results are difficult to predict and fluctuate significantly from quarter to quarter. Our quarterly revenue has fluctuated significantly for several reasons, including, but not limited to, the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; variability in the size and timing of individual orders; competition and pricing; and customer order deferrals as a result of general economic decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Revenues

Total Revenue for the quarter ended August 31, 2009 was approximately $2.0 million, as compared to $2.6 million for the comparable prior period (a decrease of approximately $573,000 (22.4%)).  We expect this revenue trend to continue until there is significant improvement in economic conditions.  If this revenue trend continues, there could be a material adverse effect on our profitability.

Product revenue was approximately $219,000 for the three months ended August 31, 2009, as compared to $540,000 for the comparable prior period (a decrease of approximately $320,000 (59.4%)).  The decrease was attributable to revenue decreases in all three product lines and was due to declining sales associated with our legacy product lines and the difficult economic climate, with existing and potential new customers attempting to minimize their expenses, and thus delaying or suspending their procurements.  The table below summarizes product revenue by product line for the first quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q1 2010	Q1 2009	Q1 2008
ProductCenter	$ 90	$ 192	$ 134
Cadra	117	285	281
AMT	12	63	62
Total	219	540	477

Service revenue for each product line consists of consulting revenue and maintenance revenue.  Service revenue was approximately $1.8 million for the three months ended August 31, 2009, as compared to $2.0 million for the comparable prior period (a decrease of approximately $252,000 (12.5%)).  The decrease in total service revenue for the quarter ended August 31, 2009 was attributable to revenue decreases in all three product lines and was due in part to the economic climate, customers attempting to minimize their expenses, existing customers delaying or suspending consulting engagements and the lack of sufficient new customer orders. These events have had a substantial detrimental impact on the revenue generated from product consulting and maintenance services.

The table below summarizes service revenue by product line for the first quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q1 2010	Q1 2009	Q1 2008
ProductCenter	$ 943	$ 1,070	$ 1,252
Cadra	707	801	824
AMT	112	143	163
Total	1,762	2,014	2,239

Revenue by Geographic Area - Three Months Ended August 31, 2009: Revenue generated in the U.S. accounted for 72% of total revenue for the three months ended August 31, 2009, as compared to 77% of total revenue in the comparable prior period. Revenue generated in Europe was 24% of total revenue for the three months ended August 31, 2009, as compared to 25% of total revenue in the comparable prior period. Revenue generated in Asia for the three months ended August 31, 2009 was 8% of total revenue, as compared to 9% of total revenue for the comparable prior period. During the three months ended August 31, 2009, revenue from the U.S decreased by approximately 27%, revenue from Europe decreased by approximately 25%, and revenue from Asia decreased by approximately 37%, in each case, compared to same period in fiscal year 2009. The decrease in all three geographic areas was attributed to the economic climate, customers attempting to minimize their expenses, and customers delaying or suspending orders.

Gross Margin

Gross margin as a percentage of revenue was 80% for the three months ended August 31, 2009, as compared to 81% for the comparable prior period. The gross margin percentage decreased slightly from the prior period, there were decreases in the amortization of capitalized software costs and the cost of services provided, but these decreases were offset by a decrease in total revenue. The decrease in amortization of capitalized software is due to the Cadra software being fully amortized.  Total revenue for the three month period ended August 31, 2009 decreased by 22% compared to the same period in fiscal year 2009.

Research and Development Expenses

Research and development expenses (“R&D”) were essentially unchanged ($449,000 for the three months ended August 31, 2009, as compared to $444,000 in the comparable prior period). We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $821,000 for the three months ended August 31, 2009, as compared to $953,000 in the comparable prior period, a decrease of 13.9%. The decrease is due primarily to a decline in commission based compensation resulting from lower product revenue and a decrease in recruiting and professional services expenses. We do not expect further decreases in recruiting and professional services expenses.

Amortization of Capitalized Software

Amortization of capitalized software and other intangible assets (non-cash expenses) was $37,000 for the three months ended August 31, 2009 as compared to $101,000 for the comparable prior period (a decrease of $64,000 (63%)). This decrease in amortization of capitalized software is due to AMT software being fully amortized during the quarter ended May 31, 2009.  Thus, this decrease in amortization expense will not continue in future quarters.

Interest Expense

Interest expense for the three month period ended August 31, 2009 was approximately $151,000, as compared to $230,000 for the comparable prior period.  This decrease in interest expense was primarily attributable to a decrease in the average amount outstanding under our debt facilities and a decrease in the applicable interest rates.  Average borrowings were approximately $10.7 million for the quarter ending August 31, 2009, as compared to $12.5 million for the comparable prior period, and the interest rate on those borrowings decreased to about 5.5% in the first quarter of 2009, from 7.25% for the comparable prior period. The change in the interest rate on our borrowings in fiscal year 2010 as compared to 2009 is due to a decrease in the prime rate.

Net income for the three months ended August 31, 2009 was $180,000 as compared to $419,000 for the comparable prior periods. Earnings per share for the three months ended August 31, 2009 and August 31, 2008 was $.01 and $.03, respectively.  As previously described, the current economic contraction, as well as declining demand for our Cadra and AMT product lines, is materially and adversely affecting our maintenance and product revenues.  We expect that there will be further significant declines in revenue.  We are reviewing our business/product strategy and cost structure with a view to mitigate the adverse impact of declining revenue on our financial condition and operating results.

Changes in Financial Condition

Accounts receivable decreased $642,000 (50%) from $1.3 million at May 31, 2009 to $630,000 at August 31, 2009.  Deferred maintenance revenue (a current liability) decreased $516,000 (17%) from $3.0 million at May 31, 2009 to $2.5 million at August 31, 2009. The decrease in accounts receivable and deferred maintenance revenue was primarily attributable to the timing of maintenance renewals, a decrease in the dollar value of maintenance contracts due to foreign currency fluctuation and a decrease in maintenance renewals related to our legacy product lines.

Liquidity and Capital Resources

As of August 31, 2009 we had cash on hand of $601,000, a decrease of $157,000 from May 31, 2009. The decrease in cash was primarily due to our financing activities using $477,000 (debt repayments), partially offset by $327,000 in cash flows from our operating activities.

Operating activities generated $327,000 of cash during the first three months of fiscal year 2010, compared with $255,000 during the comparable prior period. The $72,000 increase in cash generated by operating activities was primarily attributable to the $205,000 change (reduction) in prepaid expenses, a $195,000 change (decrease) in accounts receivable, partially offset by an approximate $240,000 decrease in net income, a $42,000 change (decrease) in accounts payable and a $39,000 change (decrease) in deferred revenue.  During the quarter ended August 31, 2009, our financing activities used net cash of approximately $477,000, compared to approximately $409,000 during the comparable prior period.  The approximate $68,000 increase in cash used by financing activities was attributable to increased debt repayments.  At August 31, 2009, we had an approximate working capital deficit of $3.9 million, compared to a working capital deficit of $3.6 million at May 31, 2009.  The approximate $300,000 increase in our working capital deficit was primarily attributable to a decrease in cash and accounts receivable of approximately $800,000, partially offset by a decrease in deferred revenue of approximately $500,000.

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. We have a $3.0 million Line of Credit with Greenleaf Capital which expires in September of 2010. As of August 31, 2009, about $2.4 million was outstanding, leaving approximately $579,000 available under this facility. At August 31, 2009, we had total long-term debt of approximately $8.7 million and current debt of $1.9 million (for total debt of $10.6 million), consisting of $8.2 million under a promissory note and $2.4 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The aggregate principal amount payable to Greenleaf at August 31, 2009 was $10.6 million.  The monthly minimum principal and interest payments are approximately $210,000 on these borrowings. Of the 10.6 million, $1.9 is payable by August 31, 2010 and $8.7 million is payable by September 30, 2010.  Historically, Greenleaf has, on a quarterly basis, extended our line of credit and term note for an additional year.  If the terms of our debt were not extended, we would be obligated to pay our lender $10.6 million on September 30, 2010, which funds we do not currently have. Thus, if the term of our borrowings were not extended, we would have to seek capital from third parties in order to pay the balance of the borrowings.  In the event we were unable to secure the necessary funds, there would be an event of default under our notes and our lender could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

In the quarter ended August 31, 2009, we generated $327,000 from operating activities and our intention is to manage the business with a view to achieve positive cash flows from operating activities in fiscal year 2010.

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

As of August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Code of Ethics for Officers

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

SOFTECH, INC.

Date: October 13, 2009	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 13, 2009	/s/ Jean J. Croteau
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

Code of Ethics for Officers

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