Form 10-Q
period 2009-11-30
SOFTECH INC
filed 2010-01-12
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
November 30, 2009	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

59 Composite Way, Suite 401, Lowell, MA 01851

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

The number of shares outstanding of registrant’s common stock at January 6, 2010 was 12,213,236 shares.

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

SOFTECH, INC.

FINANCIAL STATEMENTS

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	November 30,	May 31,
	2009	2009
ASSETS

Cash and cash equivalents	$499	$758
Accounts receivable (less allowance for uncollectible accounts of $29 as of November 30, 2009 and May 31, 2009)	776	1,272
Prepaid and other assets	509	572
Total current assets	1,784	2,602

Property and equipment, net	114	118
Capitalized software costs, net	51	113
Goodwill	4,615	4,611
Other assets	136	136

TOTAL ASSETS	$6,700	$7,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$195	$463
Accrued expenses	694	778
Deferred maintenance revenue	2,302	3,022
Current portion of capital lease	35	31
Current portion of long term debt	1,968	1,914

Total current liabilities	5,194	6,208

Capital lease, net of current portion	26	20
Long-term debt, net of current portion	8,810	9,108

Total long-term liabilities	8,836	9,128

Stockholders' deficit	(7,330)	(7,756)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,700	$7,580

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Three Months Ended
	(unaudited)
	November 30,	November 30,
	2009	2008

Revenue

Products	$245	$550
Services	1,647	1,923

Total revenue	1,892	2,473

Cost of products sold: materials	4	14

Cost of products sold: amortization of capitalized software costs and other intangible assets	26	101
Cost of services provided	357	370

Gross margin	1,505	1,988

Research and development expenses	462	460
Selling, general and administrative	713	903

Income from operations	330	625

Other (income) expense	(10)	54
Interest expense	148	223

Net income	$192	$348

Basic and diluted net income per common share	$0.02	$0.03
Weighted average common shares outstanding-basic	12,213,236	12,213,236
Weighted average common shares outstanding-diluted	12,295,132	12,213,236

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Six Months Ended
	(unaudited)
	November 30,	November 30,
	2009	2008

Revenue

Products	$464	$1,090
Services	3,409	3,937

Total revenue	3,873	5,027

Cost of products sold: materials	8	30

Cost of products sold: amortization of capitalized software costs and other intangible assets	63	203
Cost of services provided	701	735

Gross margin	3,101	4,059

Research and development expenses	911	904
Selling, general and administrative	1,534	1,856

Income from operations	656	1,299

Other (income) expense	(15)	79
Interest expense	299	453

Net income	$372	$767

Basic and diluted net income per common share	$0.03	$0.06
Weighted average common shares outstanding-basic	12,213,236	12,213,236
Weighted average common shares outstanding-diluted	12,278,166	12,213,236

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Six Months Ended
	(unaudited)
	November 30,	November 30,
	2009	2008
Cash flows from operating activities:
Net income	$372	$767
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	100	231
Provision for uncollectable accounts	-	25
Change in current assets and liabilities:
Accounts receivable	496	416
Prepaid expenses and other assets	63	(52)
Accounts payable and accrued expenses	(352)	56
Deferred maintenance revenue	(720)	(1,024)
Total adjustments	(413)	(348)
Net cash (used in) provided by operating activities	(41)	419

Cash flows from investing activities:
Capital expenditures	(5)	(33)
Net cash used in investing activities	(5)	(33)

Cash flows from financing activities:
Borrowings under debt agreements	700	-
Repayments under debt agreements	(944)	(807)
Repayments under capital lease	(15)	(16)
Net cash used in financing activities	(259)	(823)

Effect of exchange rates on cash	46	73
Decrease in cash and cash equivalents	(259)	(364)
Cash and cash equivalents, beginning of period	758	900
Cash and cash equivalents, end of period	$499	$536

Supplemental disclosures of cash flow information:
Interest paid	299	453
Income taxes paid	-	-
Supplemental disclosures of noncash investing and financing activities:
Acquisition of equipment under capital lease	25	-

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

(B)

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company follows the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP No. 98-9, now included in Accounting Standards Codification (“ASC”) 985 Software. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company accounts for its software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, now included in ASC 985. Accordingly, the Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal year 2010 or 2009. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs was $26,000 and $63,000 for the three and six month periods ended November 30, 2009, respectively, as compared to $101,000 and $203,000 for the comparable prior periods.

ACCOUNTING FOR GOODWILL

The Company accounts for goodwill pursuant to ASC 350 Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

As of May 31, 2009, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the first half of fiscal year 2010 to warrant an interim impairment test.

In December 2007, The FASB issued SFAS No. 141R (revised 2007) Business Combinations, now included in ASC 805 Business Combinations, which significantly changed the financial accounting and reporting for business combination transactions. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The Company adopted ASC 805 on June 1, 2009. Adoption of this statement did not have an impact on the Company’s results of operations or financial position for the six months ended November 30, 2009; however, its provisions will impact any future business combinations.

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

STOCK BASED COMPENSATION

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 but options granted prior to that time continue to vest. As of November 30, 2009 and May 31, 2009 all outstanding stock options have vested.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information for stock options outstanding and exercisable at November 30, 2009:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2009	220,000	$ .21	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at November 30, 2009	220,000	$.21	2.41	$5,310
Exercisable at November 30, 2009	220,000	$.21	2.41	$5,310

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations during the three and six month periods ending November 30, 2009 and 2008. For the three and six month periods ended November 30, 2009, the Company recorded to other income (expense) a net gain (loss) from foreign currency related transactions of approximately $10,000 and $15,000, respectively, as compared to ($54,000) and ($79,000) for the comparable prior periods.

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"), now included in ASC 840 Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. ASC 840 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of May 31, 2009 and November 30, 2009. If the Company had interest and penalties related to uncertain tax positions it would be accounted for as part of the provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service for the fiscal years ended 2003 to 2009 and in various states depending upon when returns were filed.

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2009, the FASB issued Statement No. 165 Subsequent Events, now included in ASC 855 Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted ASC 855 on June 1, 2009. The adoption of this Statement did not impact the Company’s Consolidated Financial Statements. Management has reviewed events occurring through January 13, 2010, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC or Codification"), Generally Accepted Accounting Principles ("ASC 105-10"). The Codification, which was issued in June 2009, is the new source of authoritative U.S. GAAP for Securities and Exchange Commission ("SEC") registrants. The Codification reorganizes current U.S. GAAP into a topical format

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP - authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The adoption of the Codification did not have a significant impact on the Company's Condensed Consolidated Financial Statements.

In June 2009, the FASB issued Statement No. 167 Accounting for Transfers of Financial Assets, now included in ASC 810 Consolidations. ASC 810 includes evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt ASC 810 in Fiscal Year 2011 and is currently evaluating the impact of its pending adoption on the Company’s Consolidated Financial Statements.

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	November 30, 2009	May 31, 2009
	(Amounts in thousands, except share and per share data)

Property and equipment	$4,109	$4,047
Accumulated depreciation and amortization	(3,995)	(3,929)
Property and equipment, net	$114	$118

Common stock, $.10 par value; authorized 20,000,000 shares; issued 12,213,236	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(26,215)	(26,588)
Accumulated other comprehensive income	(373)	(426)
Stockholders’ deficit	$(7,330)	$(7,756)

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

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

The following depicts a reconciliation of earnings per share and weighted average shares outstanding:

	Three Month Periods Ended
	November 30, 2009	November 30, 2008
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$192	$348

Weighted average number of common shares outstanding used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of dilutive stock options	81,896	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	12,295,132	12,213,236

Earnings per share:
Basic	$.02	$.03
Diluted	$.02	$.03

	Six Month Periods Ended
	November 30, 2009	November 30, 2008
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$372	$767

Weighted average number of common shares outstanding used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of dilutive stock options	64,930	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	12,278,166	12,213,236

Earnings per share:
Basic	$.03	$.06
Diluted	$.03	$.06

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

For the three and six month periods ending November 30, 2009, 31,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation. For the three and six month periods ending November 30, 2008, 229,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

 (E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments. The comprehensive income was as follows (000’s):

	Three Month Periods Ended
	November 30, 2009	November 30, 2008

Net income	$192	$348
Changes in:
Foreign currency translation adjustment	53	10

Comprehensive income	$245	$358

	Six Month Periods Ended
	November 30, 2009	November 30, 2008

Net income	$372	$767
Changes in:
Foreign currency translation adjustment	53	53

Comprehensive income	$425	$820

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

Revenue:	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
North America	$1,634	1,717
Asia	151	399
Europe	406	543
Eliminations	(299)	(186)
Consolidated Total	$1,892	2,473

Revenue:	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008
North America	$3,054	3,673
Asia	302	637
Europe	882	1,175
Eliminations	(365)	(458)
Consolidated Total	$3,873	5,027

Long Lived Assets:	November 30, 2009	May 31, 2009
North America	$4,746	4,807
Europe	170	171
Consolidated Total	$4,916	4,978

SOFTECH, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Any “forward looking statements” made in this Report, including with respect to our outlook for fiscal year 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties, including but not limited to our ability to:

▶

generate, despite declining revenues, sufficient cash flow from our operations or other sources to fund our working capital needs, including our business plan

▶

maintain relationships with our lender

▶

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products

▶

attract and retain qualified personnel

▶

prevent further obsolescence of our technologies

▶

maintain agreements with our critical software vendors

▶

secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers; and

▶

secure new business, both from existing and new customers

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

Revenue Recognition

We follow the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”(SOP 98-9), now included in ASC 985 Software, in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability have been determined. We do not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the elements using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements. Revenue from engineering, consulting and training services is recognized as those services are rendered.

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

Valuation of Goodwill

We account for goodwill pursuant to ASC 350, Intangibles - Goodwill and Other Assets. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria.

As of May 31, 2009, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. We concluded that no facts or circumstances arose during the first six months of fiscal year 2010 to warrant an interim impairment test.

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. At November 30, 2009 and May 31, 2009, the allowance for doubtful accounts was $29,000.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes, based on several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. As of November 30, 2009 and May 31, 2009, our deferred tax assets are fully reserved.

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

Revenues

Total Revenue for the three and six month periods ended November 30, 2009 was approximately $1.9 million and $3.9 million, respectively, as compared to $2.5 million and $5.0 million for the comparable prior periods (a decrease of approximately $581,000 (24%) and $1.1 million (23%), respectively). We expect this revenue trend to continue until there is significant improvement in economic conditions. If this revenue trend continues, there could be a material adverse effect on our profitability.

Product revenue was approximately $245,000 and $464,000 for the three and six month periods ended November 30, 2009, respectively, as compared to $550,000 and $1.1 million, for the comparable prior periods (a decrease of approximately $305,000 (55%) and $626,000 (57%), respectively). The decrease was attributable to the difficult economic climate, with existing and potential new customers attempting to minimize their expenses, and thus delaying or suspending their procurements, as well as the legacy nature of our Cadra product line. The table below summarizes product revenue by product line for the second quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q2 2010	Q2 2009	Q2 2008
ProductCenter	$ 122	$ 138	$ 146
Cadra	88	384	258
AMT	35	28	67
Total	245	550	471

Service revenue for each product line consists of consulting revenue and maintenance revenue. Service revenue was approximately $1.6 million and $3.4 million for the three and six month periods ended November 30, 2009, as compared to $1.9 million and $3.9 million for the comparable prior periods (a decrease of approximately $276,000 (15%) and $528,000 (14%), respectively). The decrease in total service revenue was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending consulting engagements, and a decline in new customer orders. These events have had a substantial detrimental impact on the revenue generated from product consulting and maintenance services.

The table below summarizes service revenue by product line for the second quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q2 2010	Q2 2009	Q2 2008
ProductCenter	$ 877	$ 1,118	$ 1,112
Cadra	666	663	763
AMT	104	142	147
Total	1,647	1,923	2,022

Revenue by Geographic Area - Three Months Ended November 30, 2009: Revenue generated in the U.S. accounted for 86% of total revenue for the three months ended November 30, 2009, as compared to 69% of total revenue in the comparable prior period. Revenue generated in Europe was 21% of total revenue for the three months ended November 30, 2009, as compared to 22% of total revenue in the comparable prior period. Revenue generated in Asia for the three months ended November 30, 2009 was 8% of total revenue, as compared to 16% of total revenue for the comparable prior period. During the three months ended November 30, 2009, revenue from the U.S decreased by approximately 5%, revenue from Europe decreased by approximately 25%, and revenue from Asia decreased by approximately 62%, in each case, compared to same period in fiscal year 2009. The decrease in all three geographic areas was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending orders. During the second quarter of fiscal year 2009, Asia exceeded its typical revenue trend due to a large customer upgrading to the latest version of Cadra.

Revenue by Geographic Area - Six Months Ended November 30, 2009: Revenue generated in the U.S. accounted for 79% of total revenue for the six months ended November 30, 2009, as compared to 73% of total revenue in the comparable prior period. Revenue generated in Europe was 23% of total revenue for the six months ended November 30, 2009 and 2008. Revenue generated in Asia for the six months ended November 30, 2009 was 8% of total revenue, as compared to 13% of total revenue for the comparable prior period. During the six months ended November 30, 2009, revenue from the U.S decreased by approximately 17%, revenue from Europe decreased by approximately 25%, and revenue from Asia decreased by approximately 53%, in each case, compared to same period in fiscal year 2009. The decrease in all three geographic areas was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending orders. During the first half of fiscal year 2009, Asia exceeded its revenue trend due to a large customer upgrading to the latest version of Cadra.

Gross Margin

Gross margin as a percentage of revenue was 80% for the three and six month periods ended November 30, 2009 as compared to 80% and 81% for the comparable prior periods. There were decreases in the amortization of capitalized software costs and the cost of services provided, but these decreases were offset by a decrease in total revenue. The decrease in amortization of capitalized software is due to the Cadra software being fully amortized. Total revenue for each of the three and six month periods ended November 30, 2009 decreased by 23%, compared to the same periods in fiscal year 2009.

Research and Development Expenses

Research and development expenses (“R&D”) were essentially unchanged ($462,000 and $911,000 for the three and six months ended November 30, 2009, as compared to $460,000 and $904,000 in the comparable prior period). We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $713,000 and $1.5 million for the three and six months ended November 30, 2009, as compared to $903,000 and $1.9 million in the comparable prior period, a decrease of 21% and 17%, respectively. The decrease is due primarily to a decline in commission based compensation resulting from lower product revenue, a reduction in personnel expense associated with a decrease in headcount and a decrease in recruiting and professional services expenses. We do not expect further decreases in personnel, recruiting or professional services expenses.

Amortization of Capitalized Software

Amortization of capitalized software and other intangible assets (non-cash expenses) was $26,000 and $63,000 for the three and six months ended November 30, 2009, respectively, as compared to $101,000 and $203,000 for the comparable prior periods (a decrease of $75,000 (74%) and $140,000 (69%), respectively). This decrease in amortization of capitalized software is due to AMT software being fully amortized during the quarter ended May 31, 2009. Thus, this decrease in amortization expense will not continue in future quarters.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2009 was approximately $148,000 and $299,000, as compared to $223,000 and $453,000 for the comparable prior period. This decrease in interest expense was primarily attributable to a decrease in the average amount outstanding under our debt facility and a decrease in the applicable interest rates. Average borrowings under our debt facility were approximately $10.7 million for the three and six month periods ending November 30, 2009, as compared to $12.1 million and $12.4 million for the comparable prior periods, and the interest rate on those borrowings decreased to about 5.5% in the first quarter of 2009, from 6.25% for the comparable prior period. The change in the interest rate on our borrowings in fiscal year 2010 as compared to 2009 is due to a decrease in the prime rate. We have recently increased the amount of borrowings under our line of credit. Thus our interest expense will rise in future periods.

Net income for the three and six months ended November 30, 2009 was $192,000 and $372,000, respectively, as compared to $348,000 and $767,000 for the comparable prior periods. Earnings per share for the three and six months ended November 30, 2009 were $.02 and $.03, as compared to $.03 and $.06 for the comparable prior periods. As previously described, the current economic contraction, as well as declining demand for our Cadra and AMT product lines, is materially and adversely affecting our maintenance and product revenues. We expect that there will be further significant declines in revenue. We are reviewing our business/product strategy and cost structure with a view to mitigating the adverse impact of declining revenue on our financial condition and operating results.

Changes in Financial Condition

Accounts receivable decreased $496,000 (39%) from $1.3 million at May 31, 2009 to $776,000 at November 30, 2009. Deferred maintenance revenue (a current liability) decreased $720,000 (24%) from $3.0 million at May 31, 2009 to $2.3 million at November 30, 2009. The decrease in accounts receivable and deferred maintenance revenue was primarily attributable to the timing of maintenance renewals, a decrease in the dollar value of maintenance contracts due to reduced licensed seats under maintenance and a decrease in maintenance renewals related to our legacy product lines.

Liquidity and Capital Resources

As of November 30, 2009, we had cash on hand of $499,000, a decrease of $259,000 from May 31, 2009. The decrease in cash was primarily due to our financing activities using $259,000 (debt repayments of $959,000, net of new borrowings of $700,000).

Our operating activities also used $41,000 of cash during the quarter ended November 30, 2009, compared with generating $419,000 during the comparable prior period. The $460,000 increase in cash used by operating activities was primarily attributable to a $395,000 decrease in net income, a $408,000 decrease in accounts payable and accrued expenses, partially offset by a $304,000 decrease in deferred revenue. During the six months ended November 30, 2009, our financing activities used net cash of approximately $259,000, compared to approximately $823,000 during the comparable prior period. The approximate $564,000 decrease in cash used by financing activities was attributable to increased borrowing of $700,000 from our line of credit, partially off set by increased debt repayments of $137,000. At November 30, 2009, we had an approximate working capital deficit of $3.4 million, compared to a working capital deficit of $3.6 million at May 31, 2009. The approximate $200,000 decrease in our working capital deficit was primarily attributable to a decrease in accounts payable and deferred revenue of approximately $1.0 million, partially offset by a decrease in cash and accounts receivable of approximately $755,000

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. During the quarter ended November 30, 2009, we increased our line of credit from $3.0 million to $3.5 million with Greenleaf Capital. This line of credit expires in December of 2010. As of November 30, 2009, about $3.1 million was outstanding, leaving approximately $379,000 available under this facility. At November 30, 2009, we had total long-term debt of approximately $8.8 million and current debt of $2 million (for total debt of $10.8 million), consisting of $7.7 million under a promissory note and $3.1 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The aggregate principal amount payable to Greenleaf at November 30, 2009 was $10.8 million. The monthly minimum principal and interest payments are approximately $210,000 on these borrowings. Of the $10.8 million, $2 million is payable by November 30, 2010 and $8.8 million is payable by December 31, 2010. Historically, Greenleaf has, on a quarterly basis, extended our line of credit and term note for an additional year. If the terms of our debt were not extended, we would be obligated to pay our lender $2 million on November 30, 2010 and $8.8 million on December 31, 2010 (for an aggregate of $10.8 million on December 31, 2010), which funds we do not currently have. Thus, if the term of our borrowings were not extended, we would have to seek capital from third parties in order to pay the balance of the borrowings. In the event we were unable to secure the necessary funds, there would be an event of default under our notes and our lender could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

During the six months ended November 30, 2009, our operating activities used $41,000 in cash; it is, however, our intention is to manage the business with a view to achieve positive cash flows from operating activities in fiscal year 2010. We may not however be able to achieve positive cash flows from our operating activities during the balance of fiscal year 2010.

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

As of November 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number on the Company’s Form 8K filed on November 9, 2009.

(10)(iii)

Security Agreement dated March 25, 2009, filed as Exhibit 10.3 on the Company’s Form 8K filed on March 30, 2009.

(10.1)

Amendment of Agreement with Greenleaf Capital, filed as Exhibit 10.1 to Form 10Q for the quarter ended February 29, 2008.

(14)

Code of Ethics for Officers, filed as Exhibit 14 to Form 10Q for the quarter ended August 31, 2009.

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

SOFTECH, INC.

Date: January 12, 2010	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 12, 2010	/s/ Jean J. Croteau
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

(10)(i)

Greenleaf Capital $9.8 million Term Note, filed as the same Exhibit number on the Company’s Form 8K filed on March 30, 2009.

(10)(ii)

Greenleaf Capital $3.0 million Revolving Line of Credit, filed as the same Exhibit number on the Company’s Form 8K filed on November 9, 2009.

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

(32.1)

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.