Form 10-Q
period 2010-02-28
SOFTECH INC
filed 2010-04-12
CIK 354260

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
February 28, 2010	0-10665

SOFTECH, INC.

State of Incorporation	IRS Employer Identification
Massachusetts	04-2453033

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

The number of shares outstanding of registrant’s common stock at April 12, 2010 was 12,213,236 shares.

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

SOFTECH, INC.

FINANCIAL STATEMENTS

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(dollars in thousands) (unaudited)
	February 28,	May 31,
	2010	2009
ASSETS

Cash and cash equivalents	$665	$758
Accounts receivable (less allowance for uncollectible accounts of $29 as of February 28, 2010 and May 31, 2009)	1,035	1,272
Prepaid and other assets	383	572
Total current assets	2,083	2,602

Property and equipment, net	89	118
Capitalized software costs, net	25	113
Goodwill	4,608	4,611
Other assets	136	136

TOTAL ASSETS	$6,941	$7,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$278	$463
Accrued expenses	681	778
Deferred maintenance revenue	2,937	3,022
Current portion of capital lease	35	31
Current portion of long term debt	1,995	1,914

Total current liabilities	5,926	6,208

Capital lease, net of current portion	13	20
Long-term debt, net of current portion	8,301	9,108

Total long-term liabilities	8,314	9,128

Stockholders' deficit	(7,299)	(7,756)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,941	$7,580

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Three Months Ended
	(unaudited)
	February 28,	February 28,
	2010	2009

Revenue

Products	$365	$437
Services	1,517	1,793

Total revenue	1,882	2,230

Cost of products sold: materials	9	6

Cost of products sold: amortization of capitalized software costs and other intangible assets	26	101
Cost of services provided	381	390

Gross margin	1,466	1,733

Research and development expenses	480	478
Selling, general and administrative	718	868

Income from operations	268	387

Foreign currency transaction losses	46	4
Interest expense	148	178

Net income	$74	$205

Basic and diluted net income per common share	$0.01	$0.02
Weighted average common shares outstanding-basic	12,213,236	12,213,236
Weighted average common shares outstanding-diluted	12,239,678	12,213,236

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Nine Months Ended
	(unaudited)
	February 28,	February 28,
	2010	2009

Revenue

Products	$829	$1,527
Services	4,926	5,730

Total revenue	5,755	7,257

Cost of products sold: materials	17	36

Cost of products sold: amortization of capitalized software costs and other intangible assets	89	304
Cost of services provided	1,082	1,125

Gross margin	4,567	5,792

Research and development expenses	1,391	1,382
Selling, general and administrative	2,252	2,724

Income from operations	924	1,686

Foreign currency transaction losses, net	31	83
Interest expense	447	631

Net income	$446	$972

Basic and diluted net income per common share	$0.04	$0.08
Weighted average common shares outstanding-basic	12,213,236	12,213,236
Weighted average common shares outstanding-diluted	12,267,848	12,213,236

See accompanying notes to consolidated condensed financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(dollars in thousands)
	Nine Months Ended
	(unaudited)
	February 28,	February 28,
	2010	2009
Cash flows from operating activities:
Net income	$446	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	352
Provision for uncollectable accounts	-	25
Change in current assets and liabilities:
Accounts receivable	237	144
Prepaid expenses and other assets	189	(70)
Accounts payable and accrued expenses	(282)	(59)
Deferred maintenance revenue	(85)	(241)
Total adjustments	202	151
Net cash provided by operating activities	648	1,123

Cash flows from investing activities:
Capital expenditures	(5)	(34)
Net cash used in investing activities	(5)	(34)

Cash flows from financing activities:
Borrowings under debt agreements	700	-
Repayments under debt agreements	(1,426)	(1,252)
Repayments under capital lease	(24)	(23)
Net cash used in financing activities	(750)	(1,275)

Effect of exchange rates on cash	14	71
Decrease in cash and cash equivalents	(93)	(115)
Cash and cash equivalents, beginning of period	758	900
Cash and cash equivalents, end of period	$665	$785

Supplemental disclosures of cash flow information:
Interest paid	447	631
Income taxes paid	-	-
Supplemental disclosures of noncash investing and financing activities:
Acquisition of equipment under capital lease	20	-

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

CAPITALIZED SOFTWARE COSTS AND RESEARCH AND DEVELOPMENT

The Company accounts for its software development costs in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, now included in ASC 985. Accordingly, the Company capitalizes certain costs incurred to internally develop and/or purchase software that it then licenses to customers. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Purchased software is recorded at cost. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Such costs are amortized over estimated useful lives ranging from three to ten years. The Company did not capitalize any internally developed software in fiscal year 2010 or 2009. Substantially all of the recorded balance represents software acquired from third parties. Amortization expense related to capitalized software costs was $26,000 and $89,000 for the three and nine month periods ended February 28, 2010, respectively, as compared to $101,000 and $304,000 for the comparable prior periods.

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

As of May 31, 2009, the Company conducted its annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the first nine months of fiscal year 2010 to warrant an interim impairment test.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

STOCK BASED COMPENSATION

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 but options granted prior to that time continued to vest. As of February 28, 2010 and May 31, 2009, all outstanding stock options have vested.

The following table summarizes information for stock options outstanding and exercisable at February 28, 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at May 31, 2009	220,000	$ .21	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at February 28, 2010	220,000	$.21	2.17	$3,540
Exercisable at February 28, 2010	220,000	$.21	2.17	$3,540

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

FOREIGN CURRENCY TRANSLATION:

The functional currency of the Company's foreign operations (Germany and Italy) is the local currency. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in other income (expense) during the three and nine month periods ending February 28, 2010 and 2009. For the three and nine month periods ended February 28, 2010, the Company recorded to Foreign currency transaction losses, a net loss from foreign currency related transactions of approximately ($46,000) and ($31,000), respectively, as compared to ($4,000) and ($83,000) for the comparable prior periods.

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"), now included in ASC 840 Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. ASC 840 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of May 31, 2009 and February 28, 2010. If the Company had interest and penalties related to uncertain tax positions it would be accounted for as part of the provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service for the fiscal years ended 2003 to 2009 and in various states depending upon when returns were filed.

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2009, the FASB issued Statement No. 165 Subsequent Events, now included in ASC 855 Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted ASC 855 on June 1, 2009. The adoption of this Statement did not impact the Company’s Consolidated Financial Statements. Management has reviewed events occurring through the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC or Codification"), Generally Accepted Accounting Principles ("ASC 105-10"). The Codification, which was issued in June 2009, is the new source of authoritative U.S. GAAP for Securities and Exchange Commission ("SEC") registrants. The Codification reorganizes current U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP - authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The adoption of the Codification did not have a significant impact on the Company's Condensed Consolidated Financial Statements.

(C)

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	February 28, 2010	May 31, 2009
	(Amounts in thousands, except share and per share data)

Property and equipment	$4,055	$4,047
Accumulated depreciation and amortization	(3,966)	(3,929)
Property and equipment, net	$89	$118

Common stock, $.10 par value; authorized 20,000,000 shares; issued 12,213,236	$1,221	$1,221
Capital in excess of par value	18,037	18,037
Accumulated deficit	(26,141)	(26,588)
Accumulated other comprehensive income	(416)	(426)
Stockholders’ deficit	$(7,299)	$(7,756)

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(D)

EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding. Options to purchase shares of common stock have been excluded from the denominator for the computation of diluted earnings per share if their inclusion would be anti-dilutive.

The following depicts a reconciliation of earnings per share and weighted average shares outstanding:

	Three Month Periods Ended
	February 28, 2010	February 28, 2009
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$74	$205

Weighted average number of common shares outstanding used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of dilutive stock options	26,442	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	12,239,678	12,213,236

Earnings per share:
Basic	$.01	$.02
Diluted	$.01	$.02

	Nine Month Periods Ended
	February 28, 2010	February 28, 2009
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$446	$972

Weighted average number of common shares outstanding used in calculation of basic earnings per share	12,213,236	12,213,236
Incremental shares from the assumed exercise of dilutive stock options	54,612	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	12,267,848	12,213,236

Earnings per share:
Basic	$.04	$.08
Diluted	$.04	$.08

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

For the three and nine month periods ending February 28, 2010, 31,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation. For the three and nine month periods ending February 28, 2009, 229,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

 (E)

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments. The comprehensive income was as follows (000’s):

	Three Month Periods Ended
	February 28, 2010	February 28, 2009

Net income	$74	$205
Changes in:
Foreign currency translation adjustment	10	6

Comprehensive income	$84	$211

	Nine Month Periods Ended
	February 28, 2010	February 28, 2009

Net income	$446	$972
Changes in:
Foreign currency translation adjustment	10	59

Comprehensive income	$456	$1,031

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

Revenue:	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009
North America	$1,577	1,723
Asia	153	228
Europe	375	460
Eliminations	(223)	(181)
Consolidated Total	$1,882	2,230

Revenue:	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009
North America	$4,631	5,396
Asia	455	865
Europe	1,257	1,635
Eliminations	(588)	(639)
Consolidated Total	$5,755	7,257

Long Lived Assets:	February 28, 2010	May 31, 2009
North America	$4,702	4,807
Europe	156	171
Consolidated Total	$4,858	4,978

SOFTECH, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Any “forward looking statements” made in this Report, including with respect to our outlook for fiscal year 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties, including but not limited to our ability to:

▶

generate, despite declining revenues, sufficient cash flow from our operations or other sources to fund our working capital needs, including our business plan

▶

maintain the relationship with our lender

▶

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products

▶

attract and retain qualified personnel

▶

prevent further obsolescence of our technologies

▶

maintain agreements with our critical software vendors

▶

secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers; and

▶

secure new business, both from existing and new customers

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

Our significant accounting policies are described in Note B to the financial statements included elsewhere in this report, as well as in the Company’s annual report on Form 10-K. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

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

As of May 31, 2009, we conducted our annual impairment test of goodwill by comparing fair value to the carrying amount of the underlying assets and liabilities of its single reporting unit. We determined that the fair value exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. We concluded that no facts or circumstances arose during the first nine months of fiscal year 2010 to warrant an interim impairment test.

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. At February 28, 2010 and May 31, 2009, the allowance for doubtful accounts was $29,000.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes, based on several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. As of February 28, 2010 and May 31, 2009, our deferred tax assets are fully reserved.

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

Revenues

Total Revenue for the three and nine month periods ended February 28, 2010 was approximately $1.9 million and $5.8 million, respectively, as compared to $2.2 million and $7.3 million for the comparable prior periods (a decrease of approximately $348,000 (16%) and $1.5 million (21%), respectively). This negative revenue trend has had a material adverse effect on our profitability and operating cash flows. We may experience further significant declines in revenue, until there is meaningful improvement in economic conditions. If this revenue trend continues, there will be a further material adverse effect on our profitability.

Product revenue was approximately $365,000 and $829,000 for the three and nine month periods ended February 28, 2010, respectively, as compared to $437,000 and $1.5 million, for the comparable prior periods (a decrease of approximately $72,000 (17%) and $698,000 (46%), respectively). The decrease was attributable to the difficult economic climate, with existing and potential new customers attempting to minimize their expenses, and thus delaying or suspending their procurements, as well as the legacy nature of our Cadra and AMT product lines. The table below summarizes product revenue (in 000’s) by product line for the third quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q3 2010	Q3 2009	Q3 2008
ProductCenter	$ 232	$ 235	$ 302
Cadra	114	189	232
AMT	19	13	43
Total	$ 365	$ 437	$ 577

Service revenue for each product line consists of consulting revenue and maintenance revenue. Service revenue was approximately $1.5 million and $4.9 million for the three and nine month periods ended February 28, 2010, as compared to $1.8 million and $5.7 million for the comparable prior periods (a decrease of approximately $276,000 (15%) and $804,000 (14%), respectively). The decrease in total service revenue was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending consulting engagements, and a decline in new customer orders. These circumstances have had a substantial detrimental impact on the revenue generated from product consulting and maintenance services.

The table below summarizes service revenue by product line for the third quarter of fiscal year 2010, 2009 and 2008:

Product Line	Q3 2010	Q3 2009	Q3 2008
ProductCenter	$ 868	$ 988	$1,051
Cadra	549	682	653
AMT	100	123	164
Total	$1,517	$1,793	$1,868

Revenue by Geographic Area - Three Months Ended February 28, 2010: Revenue generated in the U.S. accounted for 84% of total revenue for the three months ended February 28, 2010, as compared to 77% of total revenue in the comparable prior period. Revenue generated in Europe was 20% of total revenue for the three months ended February 28, 2010, as compared to 21% of total revenue in the comparable prior period. Revenue generated in Asia for the three months ended February 28, 2010 was 8% of total revenue, as compared to 10% of total revenue for the comparable prior period. During the three months ended February 28, 2010, revenue from the U.S decreased by approximately 8%, revenue from Europe decreased by approximately 18%, and revenue from Asia decreased by approximately 32%, in each case, compared to same period in fiscal year 2009. The decrease in all three geographic areas was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending orders, as well as the legacy nature of our Cadra product line.

Revenue by Geographic Area - Nine Months Ended February 28, 2010: Revenue generated in the U.S. accounted for 80% of total revenue for the nine months ended February 28, 2010, as compared to 74% of total revenue in the comparable prior period. Revenue generated in Europe was 22% of total revenue for the nine months ended February 28, 2010, as compared to 23% of total revenue in the comparable prior period.  Revenue generated in Asia for the nine months ended February 28, 2010 was 8% of total revenue, as compared to 12% of total revenue for the comparable prior period. During the nine months ended February 28, 2010, revenue from the U.S decreased by approximately 14%, revenue from Europe decreased by approximately 23%, and revenue from Asia decreased by approximately 47%, in each case, compared to same period in fiscal year 2009. The decrease in all three geographic areas was primarily attributable to the difficult economic climate, with customers attempting to minimize their expenses, and thus delaying or suspending orders, as well as the legacy nature of our Cadra product line.  During the first nine months of fiscal year 2009, Asia exceeded its revenue trend due to a large customer upgrading to the latest version of Cadra.

Gross Margin

Gross margin as a percentage of revenue was 78% and 79% for the three and nine month periods ended February 28, 2010, respectively, as compared to 78% and 80% for the comparable prior periods. There were decreases in the amortization of capitalized software costs and the cost of services provided, but these decreases were largely offset by decreases in total revenue. The decrease in amortization of capitalized software is due to the Cadra software being fully amortized. Total revenue for each of the three and nine month periods ended February 28, 2010, decreased by 16% and 21%, respectively, compared to the same periods in fiscal year 2009.

Research and Development Expenses

Research and development expenses (“R&D”) were $480,000 and $1.4 million for the three and nine months ended February 28, 2010, as compared to $478,000 and $1.4 million, unchanged, as compared to the comparable prior period. We remain committed to improving our technologies and ensuring their compatibility with current operating systems.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $718,000 and $2.3 million for the three and nine months ended February 28, 2010, as compared to $868,000 and $2.7 million in the comparable prior period, in each case, a decrease of 17%, as compared to the three and nine month periods. The decrease is due primarily to a decline in commission based compensation resulting from lower product revenue and a reduction in personnel expense associated with a decrease in headcount.  At this time, we do not anticipate further decreases in personnel, recruiting or professional services expenses.

Amortization of Capitalized Software

Amortization of capitalized software and other intangible assets (non-cash expenses) was $26,000 and $89,000 for the three and nine months ended February 28, 2010, respectively, as compared to $101,000 and $304,000 for the comparable prior periods (a decrease of $75,000 (74%) and $215,000 (71%), respectively). This decrease in amortization of capitalized software is due to our AMT software being fully amortized during the quarter ended May 31, 2009. Thus, this decrease in amortization expense will not continue in future quarters.

Interest Expense

Interest expense for the three and nine month periods ended February 28, 2010 was approximately $148,000 and $447,000, as compared to $178,000 and $631,000 for the comparable prior period. This decrease in interest expense was primarily attributable to a decrease in the average amount outstanding under our debt facility and a decrease in the applicable interest rates. Average borrowings under our debt facility were approximately $10.5 million and $10.6 million for the three and nine month periods ending February 28, 2010, as compared to $11.6 million and $12.1 million for the comparable prior periods, and the interest rate on those borrowings decreased to about 5.5% in the first quarter of 2009, from 6.25% for the comparable prior period. The change in the interest rate on our borrowings in fiscal year 2010 as compared to 2009 is due to a decrease in the prime rate. Although we increased the amount of borrowings under our line of credit during fiscal year 2010, our overall level of indebtedness at February 28, 2010 has declined, compared to May 31, 2009.

Net Income/Earnings Per Share

Net income for the three and nine months ended February 28, 2010 was $74,000 and $446,000, respectively, as compared to $205,000 and $972,000 for the comparable prior periods. Earnings per share for the three and nine months ended February 28, 2010 were $.01 and $.04, as compared to $.02 and $.08 for the comparable prior periods. As previously described, the current economic contraction, as well as declining demand for our Cadra and AMT product lines, is materially and adversely affecting our maintenance and product revenues. We expect that there will be further significant declines in revenue. We are reviewing our business/product strategy and cost structure with a view to mitigating the adverse impact of declining revenue on our financial condition and operating results.

Changes in Financial Condition

Accounts receivable decreased $237,000 (19%) from $1.3 million at May 31, 2009 to $1.0 million at February 28, 2010. Deferred maintenance revenue (a current liability) decreased $85,000 (3%) from $3.0 million at May 31, 2009 to $2.9 million at February 28, 2010. The decrease in accounts receivable and deferred maintenance revenue was primarily attributable to the timing of maintenance renewals, a decrease in the dollar value of maintenance contracts due to reduced licensed seats under maintenance and a decrease in maintenance renewals related to our legacy product lines.

Liquidity and Capital Resources

As of February 28, 2010, we had cash on hand of $665,000, a decrease of $93,000 from May 31, 2009. The decrease in cash was primarily due a decrease in net income, partially offset by a decrease in cash used by financing activities, all as more fully explained below.

Our operating activities generated $648,000 of cash during the nine months ended February 28, 2010, compared with generating $1.1 million during the comparable prior period. The $475,000 decrease in cash generated by operating activities was primarily attributable to a $526,000 decrease in net income, a $223,000 change in the decrease in accounts payable and accrued expenses, and a $209,000 decrease in depreciation and amortization, partially offset by a $156,000 change in the decrease in deferred revenue and a $259,000 change (increase) in prepaid expenses. During the nine months ended February 28, 2010, our financing activities used net cash of approximately $750,000, compared to approximately $1.3 million during the comparable prior period. The approximate $525,000 decrease in cash used by financing activities was attributable to increased borrowing of $700,000 from our line of credit, partially off set by increased debt repayments of $174,000. At February 28, 2010, we had an approximate working capital deficit of $3.8 million, compared to a working capital deficit of $3.6 million at May 31, 2009. The approximate $200,000 increase in our working capital deficit was primarily attributable to a decrease in cash, accounts receivable and prepaid expenses of approximately $519,000, partially offset by a decrease in accounts payable, accrued expense and deferred revenue of approximately $367,000.

We currently fund our operations through a combination of cash flow from operations and our debt facilities with Greenleaf Capital. During the quarter ended November 30, 2009, we amended our line of credit with Greenleaf Capital to increase it from $3.0 million to $3.5 million. This line of credit expires in March of 2011. As of February 28, 2010, about $3.1 million was outstanding, leaving approximately $379,000 available under this facility. At February 28, 2010, we had total long-term debt of approximately $8.3 million and current debt of $2 million (for total debt of $10.3 million), consisting of $7.2 million under a promissory note and $3.1 million under our revolving credit facility with Greenleaf. We are dependent on availability under our debt facilities and cash flow from operations to meet our near term working capital needs and to make debt service payments.

The aggregate principal amount payable to Greenleaf at February 28, 2010 was $10.3 million. The monthly minimum principal and interest payments are approximately $210,000 on these borrowings. Of the $10.3 million, $2 million is payable by February 28, 2011 and $8.3 million is payable by March 31, 2011. Historically, Greenleaf has, on a quarterly basis, extended our line of credit and term note for an additional year. If the terms of our debt were not extended, we would be obligated to pay Greenleaf $2 million on February 28, 2011 and $8.3 million on March 31, 2011 (for an aggregate of $10.3 million by March 31, 2011), which funds we do not currently have. Thus, if the term of our borrowings were not extended, we would have to seek capital from third parties in order to pay the balance of the borrowings. In the event we were unable to secure the necessary funds, there would be an event of default under our notes and Greenleaf could foreclose on our assets, in which case we would be unable to continue as a going concern. If the terms and conditions of any refinancing were onerous, there would be a material adverse effect on our financial condition and results of operations.

During the nine months ended February 28, 2010, our operating activities generated $648,000 in cash. It is our intention to continue to manage the business with a view to achieve positive cash flows from operating activities in fiscal year 2010. We may not however be able to achieve positive cash flows from our operating activities during the balance of fiscal year 2010.

During fiscal year 2010, we anticipate that we will incur capital expenditures of approximately $50,000 in order to keep our computer systems and peripheral equipment current and compatible with the latest operating systems.

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

As of February 28, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

SOFTECH, INC.

Date: April 12, 2010	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 12, 2010	/s/ Jean J. Croteau
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