Form 10-Q
period 2011-11-30
SOFTECH INC
filed 2012-01-17
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number
0-10665

SOFTECH, INC.

(Exact name of the Registrant as specified in its charter)

Massachusetts	04-2453033
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

59 Lowes Way, Suite 401, Lowell, MA 01851

(Address of principal executive offices and zip code)

Telephone (978) 513-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      . Accelerated filer      . Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at January 6, 2012 was 995,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	November 30,
	2011 (unaudited)	May 31, 2011
ASSETS

Cash and cash equivalents	$432	$1,586
Accounts receivable (less allowance for uncollectible accounts of $29 as of November 30, 2011 and May 31, 2011)	874	907
Prepaid and other assets	286	387
Note receivable from product line sale	59	134
Total current assets	1,651	3,014

Property and equipment, net	44	58
Goodwill	4,251	4,256
Debt issuance costs, net	267	312
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,349	$7,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$271	$239
Accrued expenses	439	838
Other current liabilities	76	168
Deferred maintenance revenue	1,623	2,301
Current portion of capital lease	5	5
Current portion of long-term debt	720	720

Total current liabilities	3,134	4,271

Capital lease, net of current portion	6	9
Other long-term liabilities	88	135
Long-term debt, net of current portion	1,890	2,250

Total liabilities	5,118	6,665

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 995,135 issued and outstanding at November 30, 2011 and May 31, 2011	100	100
Capital in excess of par value	27,491	27,582
Accumulated deficit	(25,897)	(26,137)
Accumulated other comprehensive loss	(463)	(434)
Total shareholders’ equity	1,231	1,111

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,349	$7,776

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	November 30,	November 30,
	2011	2010

Revenue:
Products	$333	$342
Services	1,372	1,474
Total revenue	1,705	1,816

Cost of revenue:
Products	8	13
Services	344	344
Total cost of revenue	352	357

Gross margin	1,353	1,459

Research and development expenses	337	410
Selling, general and administrative expenses	718	844

Operating income	298	205

Interest expense	85	161
Other expense (income)	26	(14)

Income from continuing operations before income taxes	187	58

Provision for income taxes	-	-
Income from continuing operations	187	58

Discontinued operations:
Income from discontinued operations, net of tax	-	29
Net income from discontinued operations	-	29

Net income	$187	$87

Basic and diluted net income per share:
From continuing operations	$0.19	$0.09
From discontinued operations	-	0.05
Basic and diluted net income per share	$0.19	$0.14

Weighted average common shares outstanding-basic	995,135	610,661
Weighted average common shares outstanding-diluted	995,135	610,728

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended

	November 30,	November 30,
	2011	2010

Revenue:
Products	$636	$581
Services	2,633	3,003
Total revenue	3,269	3,584

Cost of revenue:
Products	16	17
Services	684	693
Total cost of revenue	700	710

Gross margin	2,569	2,874

Research and development expenses	720	811
Selling, general and administrative expenses	1,427	1,660

Operating income	422	403

Interest expense	176	282
Other expense (income)	6	(25)

Income from continuing operations before income taxes	240	146

Provision for income taxes	-	-
Income from continuing operations	240	146

Discontinued operations:
Income from discontinued operations, net of tax	-	73
Net income from discontinued operations	-	73

Net income	$240	$219

Basic and diluted net income per share:
From continuing operations	$0.24	$0.24
From discontinued operations	-	0.12
Basic and diluted net income per share	$0.24	$0.36

Weighted average common shares outstanding-basic	995,135	610,661
Weighted average common shares outstanding-diluted	995,135	610,908

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Six Months Ended

	November 30,	November 30,
	2011	2010
Cash flows from operating activities:
Net income	$240	$219
Less: Income from discontinued operations	-	73
Income from continuing operations	240	146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75	18
Stock-based compensation	4	-
Change in current assets and liabilities:
Accounts receivable	33	168
Prepaid expenses and other assets	89	12
Accounts payable, accrued expenses and other liabilities	(506)	255
Deferred maintenance revenue	(678)	(860)
Total adjustments	(983)	(407)
Net cash used in operating activities	(743)	(261)

Cash flows from investing activities:
Capital expenditures	(4)	(2)
Receipts from note receivable from sale of product line	75	-
Net cash provided by (used in) investing activities	71	(2)

Cash flows from financing activities:
Cost of issuance of common stock	(95)	-
Borrowings under debt agreements	-	350
Repayment under debt agreements	(360)	-
Repayments under capital lease	(3)	(18)
Net cash provided by (used in) financing activities	(458)	332

Net cash provided by operating activities of discontinued operations	-	46
Effect of exchange rates on cash	(24)	(86)
Increase (decrease) in cash and cash equivalents	(1,154)	29
Cash and cash equivalents, beginning of period	1,586	393
Cash and cash equivalents, end of period	$432	$422

Supplemental disclosures of cash flow information:
Interest paid	$132	$19
Taxes paid	$3	$-

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.

Description of the Business and Basis of Presentation

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. The Company is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. These solutions include software technology offerings for computer aided design as well as product data/lifecycle management and collaboration technologies, all of which fit under the broadly defined PLM industry. The Company’s operations are organized geographically with offices in the U.S. and European sales and customer support offices in Germany and Italy. The Company also has resellers in Asia and Europe.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. (“IDI”), Workgroup Technology Corporation (“WTC”), SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal 2011 results included in the previously filed Form S-1.

RECAPITALIZATION TRANSACTION

In March 2011, a transaction was completed (the “Recapitalization Transaction”) in which the Company:

•

issued an aggregate of 384,588 shares of common stock for an aggregate purchase price of $421,765, in a private placement transaction to eight investors;

•

consummated a $2.9 million term loan and a $300,000 line of credit from One Conant Capital, LLC, a subsidiary of Danversbank; and

•

consummated an agreement with Greenleaf Capital, Inc. (“Greenleaf”), the Company’s sole debt provider and largest shareholder at the time, whereby Greenleaf accepted $2,750,000 in cash and a $250,000 subordinated note in complete settlement of the $10.6 million of indebtedness then outstanding under the financing agreements with Greenleaf.

Upon consummation of the Recapitalization Transaction, the board of directors and chief executive officer were replaced.

REVERSE STOCK SPLIT

In May 2011, the Company‘s shareholders approved a 1-for-20 reverse stock split of outstanding shares of common stock which became effective June 7, 2011. All references to shares in the consolidated financial statements and accompanying notes, including but not limited to, number of shares and per share amounts, have been adjusted to reflect the reverse stock split retrospectively. Previously awarded options to purchase shares of common stock have also been retrospectively adjusted to reflect the reverse stock split. The par value of our common stock remained at $.10, and the total number of shares authorized for issuance under our articles of organization remained at 20,000,000.

DISCONTINUED OPERATIONS

As described in Note D below, in May 2011 the Company sold its Advanced Manufacturing Technology (“AMT”) product line. Accordingly, the results of the AMT product line are being presented as discontinued operations for the six months ended November 30, 2010. The operating results of the AMT product line have been shown net of income taxes in the Consolidated Statements of Operations as income from discontinued operations.

B.

Significant Accounting Policies

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of long term assets including goodwill, intangibles and deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence of their fair values, with the residual recognized as revenue for the delivered elements.  Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with Danversbank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for the three and six month periods ended November 30, 2011 was approximately $29,000 and $57,000, respectively.

ACCOUNTING FOR GOODWILL

The Company accounts for goodwill pursuant to the provisions of the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria.

As of May 31, 2011, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the six months ended November 30, 2011 to warrant an interim impairment test.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2011, the Company does not have any long-lived assets it considers to be impaired.

STOCK BASED COMPENSATION

Stock-based compensation expense for all stock-based payment awards made to employees and directors is measured based on the grant-date fair value of the award.  The Company estimated the fair value of each share-based award using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award.

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009.  In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common stock are reserved for issuance.  Additionally, any shares subject to any award under the 2011 Plan or the 1994 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2010	5,550	$4.00	1.78	$770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(4,200)	4.64	-	-

Outstanding options at May 31, 2011	1,350	1.80	0.50	810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	0.86	-	-

Outstanding options at November 30, 2011	10,000	$2.40	9.53	$-

Exercisable at November 30, 2011	1,390	$2.40	9.53	$-

The Company determined the volatility for options granted during the six months ended November 30, 2011 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the six month period ended November 30, 2011, the Company expensed approximately $4,000 of stock-based compensation.  The weighted-average fair value of each option granted in the six month period ended November 30, 2011 is estimated as $2.35 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in the three and six month periods November 30, 2011 and 2010.  For the three and six month periods ended November 30, 2011, the Company recorded a net (gain) loss from foreign currency related transactions of approximately $29,000 and ($6,000), respectively, as compared to $(14,000) and $(25,000) for the comparable periods in the prior fiscal year, to Other expense (income), net in the Consolidated Condensed Statements of Operations.

INCOME TAXES

The provision for income taxes is based on the earnings or losses reported in the consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	November 30, 2011	May 31, 2011
	(Amounts in thousands)

Property and equipment	$2,145	$2,175
Accumulated depreciation and amortization	(2,101)	(2,117)
Property and equipment, net	$44	$58

NET INCOME PER COMMON SHARE

Basic and diluted net income per share from continuing operations and from discontinued operations are computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is antidilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income from continuing operations and from discontinued operations for each period:

	For the Three Months Ended
	November 30, 2011	November 30, 2010

Net income available to common shareholders (000’s)	$187	$87

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	995,135	610,661
Incremental shares from the assumed exercise of
dilutive stock options	-	67

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	995,135	610,728

	For the Six Months Ended
	November 30, 2011	November 30, 2010

Net income available to common shareholders (000’s)	$240	$219

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	995,135	610,661
Incremental shares from the assumed exercise of
dilutive stock options	-	247

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	995,135	610,908

For the three and six month periods ending November 30, 2011, 10,000 options and for the three and six months ending 2010, 600 options, respectively, to purchase common shares were anti-dilutive and were excluded from the above calculation.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments. The comprehensive income was as follows (in thousands):

	Three Month Periods Ended
	November 30, 2011	November 30, 2010

Net income	$187	$87
Changes in:
Foreign currency translation adjustment	(8)	(73)

Comprehensive income	$179	$14

	Six Month Periods Ended
	November 30, 2011	November 30, 2010

Net income	$240	$219
Changes in:
Foreign currency translation adjustment	(29)	(81)

Comprehensive income	$211	$138

C. Segment Information

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of computer aided design and product data management and collaboration computer solutions. The Company’s operations are organized geographically with offices in the U.S. and foreign offices in Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (in thousands):

Revenue:	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010
North America	$1,298	$1,390
Asia	193	164
Europe	494	454
Eliminations	(280)	(192)
Consolidated Total	$1,705	$1,816

Revenue	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010
North America	$2,385	$2,757
Asia	324	314
Europe	889	967
Eliminations	(329)	(454)
Consolidated Total	$3,269	$3,584

Long Lived Assets:	As of November 30, 2011	As of May 31, 2011
North America	$4,565	$4,618
Europe	133	144
Consolidated Total	$4,698	$4,762

D. Discontinued Operations

In May 2011, the Company sold its AMT product line in exchange for $250,000 in cash and a note receivable for $162,500. The note receivable accrues interest at a rate of 1% per month and is payable on a monthly basis from 75% of the product lines future earnings.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the accompanying consolidated statements of operations and cash flows present the operating results of AMT as discontinued operations for the six months ended November 30, 2010. Following completion of the Recapitalization Transaction in March 2011, the new management team determined that the AMT product line was not a strategic component of the ongoing business. AMT’s technologies are aimed directly at small Tool & Die shops located primarily in Michigan and Indiana performing services for the automotive industry. We entered into direct negotiations with the long tenured manager of that product line that resulted in the completion of the sale on May 24, 2011.

The operating results of discontinued operations included on the Consolidated Statements of Operations for the three and six months ended November 30, 2010 were as follows (in thousands):

For the three months ended November 30, 2010

Revenue	$117
Cost of revenue	25
Gross margin	92

Research and development expenses	52
Selling, general and administrative expenses	11

Income from discontinued operations before income taxes	29
Provision for income taxes	-
Income from discontinued operations	$29

For the six months ended November 30, 2010

Revenue	$242
Cost of revenue	46
Gross margin	196

Research and development expenses	102
Selling, general and administrative expenses	21

Income from discontinued operations before income taxes	73
Provision for income taxes	-
Income from discontinued operations	$73

Expenses related to centrally provided general and administrative services such as human resources, accounting, cash management, payroll and management were not allocated to the AMT product line. No allocation of interest expense was included in the operating results of AMT.

E.  Note Receivable

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

F. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued. On December 28, 2010 the Company’s previously filed Amended Form S-1 with the Securities and Exchange Commission was deemed effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements. These forward-looking statements are often identified by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These statements are only predictions and involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed. You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

• generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

• maintain good relationships with our bank;

• comply with the covenant requirements of our loan agreement;

• successfully introduce and attain market acceptance of any new products and/or enhancements of existing products;

• attract and retain qualified personnel;

• prevent obsolescence of our technologies;

• maintain agreements with our critical software vendors;

• secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers; and

• secure new business, both from existing and new customers.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in the previously filed Form S-1 Amendment No. 2.  This discussion includes forward-looking statements that involve risk and uncertainties.

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S., Germany and Italy. We also operate through resellers in Europe and Asia. Components of revenue and long-lived assets (consisting primarily of goodwill and property, plant and equipment) by geographic location are outlined in Note C to the unaudited consolidated financial statements for the three and six months ended November 30, 2011.

Following the sale of our Advanced Manufacturing Technology (“AMT”) product line in May 2011 as described in Note J to the consolidated financial statements for the fiscal year ended May 31, 2011, we have two primary products lines:  ProductCenter® and CADRA®.  In general, we have experienced year-over-year declines in revenue and a lack of new customers for these products for several years until fiscal 2011 when our CADRA product line revenue increased by approximately 5% due primarily to our customers upgrading their operating systems to Windows 7 from Microsoft.

Revenue from our ProductCenter technology has been declining due to several factors. In July 2007, Parametric Technology Corporation (“PTC”) informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008.  We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering.  In addition to the PTC partnership termination, ProductCenter revenue has been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions.

Until fiscal 2011, we have also experienced revenue declines in our CADRA product line.  CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s.  The 2D marketplace is dominated by AutoCAD, a product sold by Autodesk.  Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product, rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenue is also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years.  Given these factors, as well as the uncertain economic conditions, we anticipate that the general declining revenue trends over the past five years in the CADRA product line will continue although these declines may be mitigated by our customers upgrading their operating systems which may require purchases of new CADRA licenses.

Since the Recapitalization Transaction completed on March 11, 2011, the new management team has been evaluating strategies to reverse this trend and find new ways to generate revenues and strengthen the Company’s business.

Recent Events

Recapitalization Transaction

On March 11, 2011, we completed the Recapitalization Transaction in which we (i) sold an aggregate of 384,588 shares of common stock in a private placement transaction to investors that included Joseph P. Mullaney, who previously served as our President and Chief Executive Officer from June 2001 through December 2006; (ii) consummated a $2.9 million term loan and a $300,000 line of credit from One Conant Capital, LLC, a subsidiary of Danversbank; and (iii) consummated an agreement with Greenleaf Capital, Inc. (“Greenleaf”), our sole debt provider and largest shareholder at the time, whereby Greenleaf accepted $2,750,000 in cash and a $250,000 subordinated note in complete settlement of the $10.6 million then outstanding under our financing agreements with them.  The Recapitalization Transaction improved our financial position and our cost structure as follows:

• Improved our working capital position by approximately $10.1 million;

• Allowed for the utilization of tax attributes that might otherwise expire unused;

• Reduced our annual debt service (principal and interest) from approximately $2.5 million under the Greenleaf debt facilities to approximately $1.1 million with our new lender for fiscal 2012;

• Reduced our interest expense from approximately $600,000 to approximately $209,000 for fiscal year 2012;

• Replaced the Greenleaf debt instrument that was in default with a new debt facility that includes a line of credit;

• Removed the uncertainty surrounding the possible actions that were available to Greenleaf to foreclose on our assets; and

• Turned stockholders’ deficit to equity for the first time in nearly a decade.

In addition, the new debt facility provides us with a $300,000 line of credit.

Upon consummation of the Recapitalization Transaction, our board of directors and senior management were changed as follows: Joseph P. Mullaney was appointed President and Chief Executive Officer and was elected as a director; Robert B. Anthonyson was appointed Vice President of Business Development and was elected as a director; and J. Phillip Cooper was elected as a director. Each of these newly elected directors invested in the private placement. Shortly thereafter, Hank Nelson was also appointed as a director. The three directors that composed the Board of Directors prior to the Recapitalization Transaction resigned.

Reverse Stock Split

On May 24, 2011, our shareholders approved an amendment to our articles of organization to affect a 1-for-20 reverse stock split of our issued and outstanding shares of common stock. The amendment to our articles of organization had been previously approved by our board of directors and was filed with the Commonwealth of Massachusetts on June 2, 2011. Pursuant to the amendment, effective as of June 7, 2011, every twenty shares of our issued and outstanding common stock were automatically converted into one share of common stock. The par value of our common stock remained at $.10, and the total number of shares authorized for issuance under our articles of organization remained at 20,000,000.  Unless otherwise indicated, this 10-Q reflects the impact of the 1-for-20 reverse stock split.

Sale of the AMT Product Line

On May 24, 2011, we completed the sale of our AMT product line, which develops and markets CAD and CAM technologies to the specialized Tool & Die industry, to a long tenured manager of that group. Accordingly, the AMT operating results and the assets and liabilities have been presented herein as discontinued operations as described in Note D to the unaudited consolidated financial statements for the six months ended November 30, 2011.

We received $250,000 in cash and a note receivable in the amount of $162,500 in exchange for AMT. The note carries a monthly interest rate of 1% and will be repaid through periodic payments from 75% of the cash flow of the business. We had originally acquired AMT in November 1997.  Revenue for the AMT product line was $547,000 and $498,000 for fiscal 2011 and 2010, respectively.

On November 30, 2011 AMT Software, LLC note receivable balance was approximately $66,000.

Critical Accounting Policies and Significant Judgments and Estimates

The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note B to the consolidated financial statements for the year ended May 31, 2011 included in our previously filed Form S-1.  There have been no changes to the policies for the six months ended November 30, 2011.

Results of Operations

Three and Six Months Ended November 30, 2011, as Compared to Three and Six Months Ended November 30, 2010

The table below presents the comparative income statements for continuing operations for the three month periods ended November 30, 2011 and 2010 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2011	2010	Change in $	Change in %
Revenue:
Products	$333	$342	$(9)	(2.6%)
Services	1,372	1,474	(102)	(6.9)
Total revenue	1,705	1,816	(111)	(6.1)

Cost of revenue:
Products	8	13	(5)	(38.5)
Services	344	344	-	-
Total cost of revenue	352	357	(5)	(1.4)

Gross margin	1,353	1,459	(106)	(7.3)

Research and development expenses	337	410	(73)	(17.8)
Selling, general and administration expenses	718	844	(126)	(14.9)

Operating income	298	205	93	45.4

Interest expense	85	161	(76)	(47.2)
Other expense (income)	26	(14)	40	285.7

Income from continuing operations before income taxes	$187	$58	$129	222.4%

The table below presents the comparative income statements for continuing operations for the six month periods ended November 30, 2011 and 2010 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2011	2010	Change in $	Change in %
Revenue:
Products	$636	$581	$55	9.5%
Services	2,633	3,003	(370)	(12.3)
Total revenue	3,269	3,584	(315)	(8.8)

Cost of revenue:
Products	16	17	(1)	(5.9)
Services	684	693	(9)	(1.3)
Total cost of revenue	700	710	(10)	(1.4)

Gross margin	2,569	2,874	(305)	(10.6)

Research and development expenses	720	811	(91)	(11.2)
Selling, general and administration expenses	1,427	1,660	(233)	(14.0)

Operating income	422	403	19	4.7

Interest expense	176	282	(106)	(37.6)
Other expense (income)	6	(25)	31	124.0

Income from continuing operations before income taxes	$240	$146	$94	64.4%

The table below presents the relationship, expressed as a percentage, between income and expense items for continuing operations and total revenue for continuing operations, for the three month periods ended November 30, 2011 and 2010.

	Items as a percentage of revenue
	2011	2010
Revenue:
Products	19.5%	18.8%
Services	80.5	81.2
Total revenue	100.0	100.0

Cost of revenue:
Products	0.4	0.7
Services	20.2	18.9
Total cost of revenue	20.6	19.6

Gross margin	79.4	80.4

Research and development expenses	19.8	22.6
Selling, general and administrative expenses	42.1	46.5

Operating income	17.5	11.3

Interest expense	5.0	8.9
Other expense (income)	1.5	(0.8)

Income from continuing operations before income taxes	11.0%	3.2%

The table below presents the relationship, expressed as a percentage, between income and expense items for continuing operations and total revenue for continuing operations, for the six month periods ended November 30, 2011 and 2010.

	Items as a percentage of revenue
	2011	2010
Revenue:
Products	19.5%	16.2%
Services	80.5	83.8
Total revenue	100.0	100.0

Cost of revenue:
Products	0.5	0.5
Services	20.9	19.3
Total cost of revenue	21.4	19.8

Gross margin	78.6	80.2

Research and development expenses	22.0	22.6
Selling, general and administrative expenses	43.7	46.3

Operating income	12.9	11.3

Interest expense	5.4	7.9
Other expense (income)	0.2	(0.7)

Income from continuing operations before income taxes	7.3%	4.1%

Revenue

Total revenue for the three and six month period ended November 30, 2011 was approximately $1.7 and $3.3 million, respectively, as compared to $1.8 and $3.6 million, for the same periods in the prior fiscal year, respectively.

The following table summarizes total revenue by product line for the three month periods ended November 30, 2011 and 2010 (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$868	$1,039	$(171)	(16.5)%
CADRA	815	777	38	4.9
Other	22	-	22	100.0
Total	$1,705	$1,816	$(111)	(6.1)%

The following table summarizes total revenue by product line for the six month periods ended November 30, 2011 and 2010 (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$1,683	$2,023	$(340)	(16.8)%
CADRA	1,540	1,561	(21)	(1.3)
Other	46	-	46	100.0
Total	$3,269	$3,584	$(315)	(8.8)%

ProductCenter’s total revenue experienced a significant revenue decline in fiscal 2012 compared to the prior fiscal year primarily due to the loss of one large maintenance customer that migrated to a competitor’s technology offering and accounted for service revenue of approximately $125,000 and $250,000 in the three and six month periods ended November 30, 2010, respectively. CADRA’s total revenue which experienced a 5% increase in fiscal 2011 compared to fiscal 2010 after five consecutive years of declines experienced a nominal decline in the first six months of the current fiscal year.  The specific reasons for the fluctuations in revenue are described by product line below.

 Product Revenue

Product revenue for the three and six months ended November 30, 2011 was approximately $333,000 and $636,000, respectively, as compared to approximately $342,000 and $581,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended November 30, 2011 and 2010 (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$119	$123	$(4)	(3.3%)
CADRA	200	219	(19)	(8.7)
Other	14	-	14	100.0
Total	$333	$342	$(9)	(2.6%)

The table below details product revenue by product line for the six month periods ended November 30, 2011 and 2010 (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$191	$177	$14	7.9%
CADRA	417	404	13	3.2
Other	28	-	28	100.0
Total	$636	$581	$55	9.5%

Our ProductCenter technology is a server based solution that is often evaluated over an extended period of time by customers prior to purchase due to its importance to an enterprise, the various functions within the enterprise that are impacted by the purchase decision and the other systems within an enterprise it may need to communicate with. It is also a purchase that can be deferred. In addition to the long sales cycle, the offerings of competitive products from proprietary CAD vendors have improved over the last several years. The poor economic conditions of the last two years have also reduced demand within our customer base for expansion of users. All of these factors together with the loss of the PTC Partnership Program in 2008 have contributed to significantly reduced product revenue for this technology in fiscal 2010 and 2011.  Quarterly product revenue for ProductCenter declined for seven of the eight quarters during fiscal 2010 and 2011 when compared to the same quarterly period in the previous fiscal year. During that same time period new customer wins were nominal.

Our quarterly ProductCenter license revenue production has been erratic over the first two quarters of the current fiscal year as compared to the prior year as detailed above. The increase of 7.9% for the first half of fiscal 2012 compared to the same period in fiscal 2011 is more the result of the very low production in the prior fiscal year. We do not see the current fiscal year increase as a reliable signal of a trend change of the recent past.

Our CADRA technology is a desktop solution. In fiscal year 2011 we experienced an increase of nearly 100% in CADRA license revenue as compared to the prior fiscal year. This increase was primarily attributable to a number of our off-maintenance customers upgrading their operating systems to Microsoft Windows 7. Old versions of CADRA will not work with Windows 7 and therefore CADRA off-maintenance customers had to purchase new licenses. This activity has continued in fiscal year 2012.

Service Revenue

Our service revenue is composed of both annual maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2011 and 2010, (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$749	$916	$(167)	(18.2)%
CADRA	615	558	57	10.2
Other	8	-	8	100.0
Total	$1,372	$1,474	$(102)	(6.9)%

The table below summarizes service revenue by product line for the six months ended November 30, 2011 and 2010, (in thousands, except percentages):

	2011	2010	$ Change	% Change
Product Line
ProductCenter	$1,492	$1,846	$(354)	(19.2)%
CADRA	1,123	1,157	(34)	(2.9)
Other	18	-	18	100.0
Total	$2,633	$3,003	$(370)	(12.3)%

Maintenance revenue was approximately $1.2 million and $2.2 million for the three and six months ended November 30, 2011, respectively, as compared to $1.2 million and $2.5 million for the same periods in the prior fiscal year. ProductCenter maintenance revenue was down approximately 20% in each period in fiscal 2012 compared to the prior fiscal year due almost entirely to the aforementioned migration to a competitor’s technology offering by one of our long time ProductCenter customers in February 2011. CADRA maintenance revenue for the first six months of fiscal 2012 compared to the prior fiscal year was unchanged although our largest customer renewed maintenance in Q2 in fiscal 2012, a quarter later than in fiscal 2011, thereby skewing the quarterly comparisons. The current fiscal year stability in CADRA maintenance revenue interrupts an average CADRA maintenance revenue decline of more than 10% per year since fiscal year 2005 which we attribute to the previously discussed Windows 7 upgrade cycle. Specifically, maintenance customers must renew their contracts in order to have access to new releases that will allow them to operate CADRA with upgraded operating system software.

Consulting revenue was approximately $196,000 and $391,000 for the three and six months ended November 30, 2011, respectively, a decrease of 26.3% and 17.9%, respectively, from fiscal 2011. More than 90% of the consulting revenue is generated from professional services provided to our ProductCenter customer base. The decrease in consulting revenue was primarily due to the low number of new customer wins and product license revenue for our ProductCenter product line during fiscal 2010 and 2011. New customer wins and product licensing drives subsequent period training and consulting revenue.

Gross Margin

Gross margin as a percentage of revenue was 79.4% and 78.6% for the three and six month periods ended November 30, 2011 as compared to 80.4% and 80.2% in the comparable prior period, respectively.   The cost of revenue for the three and six month period ending November 30, 2011 was $352,000 and $700,000 as compared to $357,000 and $710,000 in the comparable prior period, respectively. The decrease in gross margin was due to the decrease in service revenue for the three and six month periods ended November 30, 2011 compared to the same period in fiscal 2011 as described above while costs were essentially unchanged. Cost of sales are primarily fixed in nature, at least in the short term, and do not fluctuate proportionately with changes in revenue.

Research and Development Expenses

Research and development expenses were approximately $337,000 and $720,000 for the three and six month periods ended November 30, 2011 as compared to $410,000 and $811,000 in the comparable prior period in fiscal 2011, respectively. The decreases were due to the reduced spending on off-shore, third party development during the six months of fiscal 2012. These third party costs are more variable in nature and will fluctuate with workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $718,000 and $1.4 million for the three and six month periods ended November 30, 2011 as compared to approximately $844,000 and $1.7 million for the comparable prior period, respectively.  The decreases were due primarily to professional fees incurred last year exploring various alternatives to resolve the debt default under the previous debt  facilities.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2011 was approximately $85,000 and $176,000, as compared to approximately $161,000 and $282,000 for the comparable prior period, respectively. These decreases were directly attributable to the Recapitalization Transaction (see Liquidity and Capital Resources below for additional information) which significantly reduced our outstanding debt but increased the effective interest rate on those borrowings.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for the three and six month periods ended November 30, 2011 was approximately $187,000 and $240,000, respectively, as compared to approximately $58,000 and $146,000 for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the six month period ended November 30, 2011 and 2010, the net cash used in operating activities totaled approximately $743,000 and $261,000, respectively. For the six month period, approximately $500,000 of cash was utilized to pay down liabilities and another $680,000 of cash use was related to the reduction of deferred maintenance revenue. Liabilities at May 31, 2011 were unusually high as a result of approximately $129,000 of accrued compensation (payroll for the last two weeks in May 2011) that were paid on June 1, 2011 and professional fees of approximately $217,000 related to the Recapitalization Transaction.  The decrease of $680,000 in deferred revenue was due primarily to the timing of annual maintenance software contracts with the majority of the contract renewals and annual billings taking place in our third and fourth fiscal quarters each year. For example, last fiscal year our Q3 and Q4 maintenance billings were approximately $1.4 million and $1.2 million, respectively, of our total annual maintenance billings of approximately $4.2 million. The six month period decrease in deferred maintenance revenue over the previous three fiscal years has been consistent with the current quarter experience.

Sources of Cash

As of November 30, 2011, we had cash on hand of approximately $432,000, a decrease of approximately $1.2 million from May 31, 2011. The decrease in cash was related to the use of approximately $743,000 of cash in operating activities as explained above, approximately $360,000 in scheduled debt repayments and approximately $95,000 in professional fees to register the common stock issued in the Recapitalization Transaction with the SEC.

Our expectation for the next twelve months is that our net cash from operations will be improved from the net cash generated from operations over the last two fiscal years. The improvement is expected to result from greatly reduced professional fees in fiscal 2012 relative to fiscal 2011 as a direct result of the Recapitalization Transaction.

The Company believes that its available cash, line of credit and cash provided by operations will be sufficient to meet its capital needs for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of the end of the period covered by this report (November 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in the Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can by affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can by guaranteed. Actual future results may differ materially from this anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Continued revenue declines in our product lines would have a material adverse impact upon our business and overall financial performance.

Following the sale of our AMT product line in May 2011, we offer two product lines, ProductCenter and CADRA.  We have experienced revenue declines in each of our last five years.

Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by Parametric Technology Corporation (“PTC”), Solidworks and Autodesk. Revenue from our ProductCenter technology has been declining due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008.  We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering.  In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions.

We have also experienced revenue declines in our CADRA product line.  CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s.  The 2D marketplace is dominated by AutoCAD, a product sold by Autodesk. Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product, rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenues are also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years. Given these factors, as well as the uncertain economic conditions, we anticipate that the general declining revenue trends over the past five years in the CADRA product line will continue.

Significant future declines in our total revenues would have a material adverse impact upon our business and overall financial performance.

We compete against numerous technology companies in the mature PLM industry that are significantly larger and have vastly greater financial resources at their disposal.

Many of our competitors, including PTC, Dassault, Siemens and Autodesk, have substantially greater financial, technological, marketing, managerial and research and development resources and experience than we do and represent significant competition for us. Our competitors may succeed in developing competing technologies or products which may gain market acceptance more rapidly than our products. Existing or proposed products of our competitors may render our existing or proposed products noncompetitive or obsolete. If we are unable to compete successfully in the future, the competitive pressures that we face could adversely affect our profitability or financial performance.

Our agreements with certain critical software vendors may be terminated at will by the vendor.

We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solutions. These agreements are subject to termination at will by the vendor, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material adverse effect on future performance. For example, in July 2007, we were informed that our agreement with one such vendor, PTC, was not going to be extended beyond its renewal date of January 31, 2008. Thus the agreement with PTC has since expired. A significant number of our current ProductCenter customer base utilizes PTC’s Pro/ENGINEER integrator solution. We continue to support our current customers who are utilizing a Pro/ENGINEER integration solution with a customer specific consulting solution. While this customer specific consulting solution has allowed us to retain the majority of our customers utilizing Pro/ENGINEER as their CAD tool, it has precluded us from proposing our solution to new customers using that CAD technology. Our inability to offer our solution to new customers utilizing Pro/ENGINEER or similar restrictions that could result from any future terminations of similar agreements with other vendors could have an adverse effect on our future revenues.

We may not be able to generate sufficient positive cash flow in the future to fund our operations.

In addition to our bank financing, we are dependent upon cash flow from our business to fund our operations. It is our expectation that we can continue to improve our cash flows; however, there can be no assurances that we will be able to continue to improve our cash flow in the future. If we are unable to fund our operations from future cash flows, we will need to seek additional debt or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.

We are dependent on our borrowing facilities to meet our operating needs.

Even after the Recapitalization Transaction described above whereby our outstanding debt and other accrued liabilities were reduced by $7.6 million, we continue to be dependent on our term loan and line of credit with our new lender to meet our operating needs. Approximately 70% of our revenue is derived from annual maintenance renewal contracts that are billed and collected unevenly during the year. Our line of credit is an important component along with revenue from product sales and consulting activities for meeting our working capital needs especially during the first and second fiscal quarters when the annual maintenance collections are low.  If we are unable to access our borrowing facilities due to a default or any other reason we could be forced to curtail our operating activities which would have a material adverse effect on our financial condition and results of operations.

Failure to comply with financial covenants in our loan agreement could adversely affect us.

As a result of the Recapitalization Transaction, as of November 30, 2011, we had approximately $2.4 million of outstanding indebtedness under our term loan with One Conant Capital, and have not utilized any of the $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

Prior to the Recapitalization Transaction, we defaulted on our previous debt arrangement with Greenleaf.  In June 2010, we failed to make the scheduled loan payments in accordance with our term loan and revolving line of credit with Greenleaf, our sole debt provider at the time, which triggered the default. In 1999, we defaulted on our loan facility with Imperial Bank for failure to meet required profit and cash flow thresholds.

Our loan agreement imposes restrictions on our ability to take certain corporate actions and raise additional capital.

Our loan agreement contains numerous restrictions that limit our ability to undertake certain activities without the express prior written approval of the lender. These include, but are not limited to, restricting our ability to:

•

incur additional indebtedness;

•

pay or declare dividends;

•

enter into a business substantially different from existing operations;

•

issue or authorize any additional or new equity that will result in a change of control; and

•

take any corporate action outside the ordinary course of the business without the prior written approval of our lender.

These restrictions could significantly hamper our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lender and our financial performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a materially adverse effect on our operations in future periods.

Our ability to use our net operating loss carry-forwards to offset future taxable income may be subject to certain limitations.

As of May 31, 2011, we had approximately $18.3 million of Federal operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2022 if unused. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry-forwards, or NOLs, to offset future taxable income. While we do not believe the Recapitalization Transaction triggered an ownership change, stock purchases and sales over the next three years could trigger the limitation of the NOLs.

Our quarterly results fluctuate making our future revenue and financial results difficult to predict.

Our quarterly revenue and operating results are difficult to predict and fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons, including: the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; variations in the size and timing of individual orders; competition and pricing; seasonality; and customer order deferrals or cancellations as a result of general economic or industry decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Our financial condition could be adversely affected if significant errors or defects are found in our software.

Sophisticated software can sometimes contain errors, defects or other performance problems. If errors or defects are discovered in our current or future products, we may need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those defects, and we may not be able to correct them in a timely manner or provide an adequate response to our customers.

Errors, defects or other performance problems in our products could cause us to delay new product releases or customer deployments. Any such delays could negatively impact our ability to realize revenue from the licensing and shipment of new or enhanced products and give our competitors a greater opportunity to market competing products. Such difficulties could also cause us to lose customers. Technical problems or the loss of customers could also damage our business reputation and cause us to lose new business opportunities.

We are dependent on key personnel whose loss could impair our operations, our product development or our sales efforts.

We are a small company with fewer than 50 employees. Our technologies are complex and have been developed over many years. While we enjoy the benefit of a very experienced, long-tenured employee group, we are dependent on many of those employees for the familiarity, expertise and unique insight they have developed with our products that would be extremely difficult and time consuming to replace. We do not have key man insurance on any of our employees. The loss of services of any of our key personnel could make it difficult for us to meet important objectives, such as timely and effective product introductions and financial goals.

Our proprietary technology and patents may offer only limited protection against infringement and may not prevent our competitors from developing competitive products.

We develop, market and support proprietary technologies, some of which include patented technology that has been in the marketplace for more than a decade. The technologies are well established and compete against the proprietary technologies of other technology companies most of whom are much larger. Given the maturity of our product offerings our patents provide very limited protection against competitors’ offerings of similar products.

Furthermore, others may independently develop products that are similar to our products, and may design around the claims of our patents. Patent litigation and intellectual property litigation are expensive and our resources are limited. To date, we have not received any threats of litigation regarding patent issues. However, if we were to become involved in litigation, we might not have the funds or other resources necessary to conduct the litigation effectively. This might prevent us from protecting our patents, from defending against claims of infringement, or both.

We may be sued for infringing on the intellectual property rights of others.

Our CADRA technology was introduced in the early 1980’s and our ProductCenter technology was launched in the early 1990’s. Over the decades that our technologies have been in the marketplace a significant number of patents have been filed by competitors. It is difficult if not impossible for us to monitor these patent awards to become familiar with their claims and we do not attempt to do so. Third parties may assert that we are employing their proprietary technology without authorization. While we have not been notified or sued for infringing on third-party intellectual property rights, there can be no assurance that we do not or will not infringe on the patent or proprietary rights of others. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease offering affected products and our operating results would be harmed.

Our sales and operations are globally dispersed, which exposes us to additional operating and compliance risks.

We sell and deliver software and services, and maintain support operations in multiple countries, whose laws and practices differ from one another. For the six months ended November 30, 2011, North America accounted for 63%, Europe for 27% and Asia for 10% of our revenue which was not materially different from the percentages for fiscal year 2011. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

From August 16, 2010 to December 27, 2011 we were not required to file periodic reports and other reports with the Commission.  Following the effectiveness of the registration statement on Form S-1 on December 28, 2011, we are required to file reports with the Commission. As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our registration statement. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act and related regulations of the Commission. If we list our securities on an exchange, the exchange will impose additional requirements on listed companies, including enhanced corporate governance practices. For example, the NASDAQ listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, shareholder meetings, shareholder approvals, solicitation of proxies, conflicts of interest, shareholder voting rights and codes of business conduct.

Complying with the Commission statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and could significantly increase our costs and expenses.   The Company was an SEC reporting entity from 1981 until August 2010 and was current in its filings through the filing of the Form 15 in August 2010. The Company expects to incur incremental costs of between $100,000 and $200,000 in fiscal 2012 as compared to the prior fiscal year to meet its public company reporting responsibilities. These increased costs will be funded through cash flow from operations and our debt facilities.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers. As a public company we are required to:

•

institute a more comprehensive compliance function;

•

maintain a system of internal controls over financial reporting in compliance with certain of the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the Commission and the Public Company Accounting Oversight Board;

•

prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•

establish and maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

•

involve and retain to a greater degree outside counsel and accountants in the above activities; and

•

institute a more comprehensive investor relations function.

From time to time we may make acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and may make acquisitions in the future. We may also make significant investments in complementary companies, products or technologies.  Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

Weakness in the United States and international economies may continue to adversely affect our business.

The past few years have been characterized by weak global economic conditions. Because we market, sell and license our products throughout the world, in addition to the ongoing adverse effects on our business of continued weakness in the U.S. economy, we could be significantly affected by continuing weak economic conditions in foreign as well as domestic markets that could reduce demand for our products.

Risks Related to the Market for our Common Stock

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value (all stock prices below have been adjusted to reflect the reverse stock split).

Over the previous three fiscal years the Company’s stock price has fluctuated in price from a low of $.40 per share to a high of $5.00 per share. Since the Recapitalization Transaction, which was completed on March 11, 2011, the low sale price of our stock was $.40 per share and the high price was $4.20 per share. A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day.  Given the lack of market makers in the stock and the low demand, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price.

A small number of shareholders own a large number of shares thereby potentially exerting significant influence over us.

Three of the four members of our board of directors participated in the private placement and own approximately 24% of our outstanding shares. In addition, Greenleaf, which currently owns 264,411 shares of common stock, or 26.6% of our shares currently outstanding, has agreed to vote all of its and its affiliates’ shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors for a three year period ending on March 8, 2014. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTCQB marketplace tier. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, our loan agreement prohibits us from paying dividends, making distributions or payments or redeeming, retiring or purchasing any of our capital stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 17, 2012	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 17, 2012	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
3.1

Articles of Organization, as amended through October 12, 1988 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).

3.1.1	Articles of Amendment to Articles of Organization, dated April 15, 2011 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1, filed on June 9, 2011).
3.1.2	Articles of Amendment to Articles of Organization, effective June 7, 2011 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1, filed on June 9, 2011).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.