Form 10-Q
period 2012-02-29
SOFTECH INC
filed 2012-04-16
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes  X . No     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at April 9, 2012 was 995,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	February 29,
	2012 (unaudited)	May 31, 2011
ASSETS

Cash and cash equivalents	$617	$1,586
Accounts receivable (less allowance for uncollectible accounts of $29 as of February 29, 2012 and May 31, 2011)	1,247	907
Prepaid and other assets	271	387
Note receivable from product line sale	-	134
Total current assets	2,135	3,014

Property and equipment, net	50	58
Goodwill	4,251	4,256
Capitalized software development costs	139	-
Debt issuance costs, net	239	312
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,950	$7,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$309	$239
Accrued expenses	447	838
Other current liabilities	76	168
Deferred maintenance revenue	2,241	2,301
Current portion of capital lease	5	5
Current portion of long-term debt	720	720

Total current liabilities	3,798	4,271

Capital lease, net of current portion	5	9
Other long-term liabilities	70	135
Long-term debt, net of current portion	1,710	2,250

Total liabilities	5,583	6,665

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 995,135 issued and outstanding at February 29, 2012 and May 31, 2011	100	100
Capital in excess of par value	27,476	27,582
Accumulated deficit	(25,760)	(26,137)
Accumulated other comprehensive loss	(449)	(434)
Total shareholders’ equity	1,367	1,111

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,950	$7,776

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	February 29,	February 28,
	2012	2011

Revenue:
Products	$530	$357
Services	1,130	1,379
Total revenue	1,660	1,736

Cost of revenue:
Products	38	7
Services	342	356
Total cost of revenue	380	363

Gross margin	1,280	1,373

Research and development expenses	238	415
Selling, general and administrative expenses	830	810

Operating income	212	148

Interest expense	74	144
Other expense (income)	1	(20)

Income from continuing operations before income taxes	137	24

Provision for income taxes	-	-
Income from continuing operations	137	24

Discontinued operations:
Income from discontinued operations, net of tax	-	49
Net income from discontinued operations	-	49

Net income	$137	$73

Basic and diluted net income per share:
From continuing operations	$0.14	$0.04
From discontinued operations	-	0.08
Basic and diluted net income per share	$0.14	$0.12

Weighted average common shares outstanding-basic	995,135	610,661
Weighted average common shares outstanding-diluted	995,135	610,661

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine Months Ended

	February 29,	February 28,
	2012	2011

Revenue:
Products	$1,166	$938
Services	3,763	4,381
Total revenue	4,929	5,319

Cost of revenue:
Products	54	22
Services	1,026	1,050
Total cost of revenue	1,080	1,072

Gross margin	3,849	4,247

Research and development expenses	958	1,226
Selling, general and administrative expenses	2,257	2,480

Operating income	634	541

Interest expense	250	416
Other expense (income)	7	(45)

Income from continuing operations before income taxes	377	170

Provision for income taxes	-	-
Income from continuing operations	377	170

Discontinued operations:
Income from discontinued operations, net of tax	-	122
Net income from discontinued operations	-	122

Net income	$377	$292

Basic and diluted net income per share:
From continuing operations	$0.38	$0.28
From discontinued operations	-	0.20
Basic and diluted net income per share	$0.38	$0.48

Weighted average common shares outstanding-basic	995,135	610,661
Weighted average common shares outstanding-diluted	995,135	610,661

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Nine Months Ended

	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net income	$377	$292
Less: Income from discontinued operations	-	122
Income from continuing operations	377	170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106	18
Stock-based compensation	6	-
Change in current assets and liabilities:
Accounts receivable	(340)	(199)
Prepaid expenses and other assets	104	(77)
Accounts payable, accrued expenses and other liabilities	(478)	512
Deferred maintenance revenue	(60)	(510)
Total adjustments	(662)	(256)
Net cash used in operating activities	(285)	(86)

Cash flows from investing activities:
Capital expenditures	(14)	(4)
Capitalized software development costs	(139)	-
Receipts from note receivable from sale of product line	134	-
Net cash used in investing activities	(19)	(4)

Cash flows from financing activities:
Cost of issuance of common stock	(112)	-
Borrowings under debt agreements	-	350
Repayment under debt agreements	(540)	-
Repayments under capital lease	(4)	(18)
Net cash provided by (used in) financing activities	(656)	332

Net cash provided by operating activities of discontinued operations	-	141
Effect of exchange rates on cash	(9)	(44)
Increase (decrease) in cash and cash equivalents	(969)	339
Cash and cash equivalents, beginning of period	1,586	393
Cash and cash equivalents, end of period	$617	$732

Supplemental disclosures of cash flow information:
Interest paid	$182	$21
Taxes paid	$10	$8

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

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal 2011 results included in the previously filed Form S-1.

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

DISCONTINUED OPERATIONS

As described in Note D below, in May 2011 the Company sold its Advanced Manufacturing Technology (“AMT”) product line. Accordingly, the results of the AMT product line are being presented as discontinued operations for the nine months ended February 28, 2011. The operating results of the AMT product line have been shown net of income taxes in the Consolidated Statements of Operations as income from discontinued operations.

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

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software development costs in accordance with ASC 985, Costs of Computer Software to Be Sold, Leased or Marketed.  Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.  Such costs are amortized using the straight-line method over the estimated economic life of the product, generally three years.  The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis.  Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

During the three months ended February 29, 2012, the Company capitalized approximately $139,000 of software development costs related to a new product in development. This product was completed and available in March 2012.  The Company did not capitalize any software development costs during the first six months of fiscal year 2012 or the nine months ended February 28, 2011.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with Danversbank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for the three and nine month periods ended February 29, 2012 was approximately $29,000 and $85,000, respectively.

ACCOUNTING FOR GOODWILL

The Company accounts for goodwill pursuant to the provisions of the ASC 350, Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria.

As of May 31, 2011, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the nine months ended February 29, 2012 to warrant an interim impairment test.

PATENT

Costs related to patent applications are capitalized as incurred and are amortized once the patent is awarded or are expensed if the patent is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows to be derived from the use of the associated patent.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of February 29, 2012, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009.  As of February 29, 2012 all options previously issued under the 1994 Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of the Company’s common stock are reserved for issuance.  The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2010	5,550	$4.00	1.78	$770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(4,200)	4.64	-	-

Outstanding options at May 31, 2011	1,350	1.80	0.50	810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	0.86	-	-

Outstanding options at February 29, 2012	10,000	$2.40	9.28	$-

Exercisable at February 29, 2012	2,224	$2.40	9.28	$-

The Company determined the volatility for options granted during the nine months ended February 29, 2012 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the nine month period ended February 29, 2012, the Company expensed approximately $6,000 of stock-based compensation.  The weighted-average fair value of each option granted in the nine month period ended February 29, 2012 is estimated as $2.35 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in the three and nine month periods February 29, 2012 and February 28, 2011.  For the three and nine month periods ended February 29, 2012, the Company recorded a net loss from foreign currency related transactions of approximately $1,000 and $13,000, respectively, as compared to a net (gain) from foreign currency related transactions of approximately $(20,000) and $(45,000) for the comparable periods in the prior fiscal year, respectively, to Other expense (income), net in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	February 29, 2012	May 31, 2011
	(Amounts in thousands)

Property and equipment	$2,161	$2,175
Accumulated depreciation and amortization	(2,111)	(2,117)
Property and equipment, net	$50	$58

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income from continuing operations and from discontinued operations for each period:

	For the Three Months Ended
	February 29, 2012	February 28, 2011

Net income available to common shareholders (000’s)	$137	$73

Weighted average number of common shares outstanding used in calculation of basic earnings per share	995,135	610,661
Incremental shares from the assumed exercise of dilutive stock options	-	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	995,135	610,661

	For the Nine Months Ended
	February 29, 2012	February 28, 2011

Net income available to common shareholders (000’s)	$377	$292

Weighted average number of common shares outstanding used in calculation of basic earnings per share	995,135	610,661
Incremental shares from the assumed exercise of dilutive stock options	-	-

Weighted average number of common shares outstanding used in calculating diluted earnings per share	995,135	610,661

For the three and nine month periods ending February 29, 2012, 10,000 options and for the three and nine months ending February 28, 2011, 4,750 options, respectively, to purchase common shares were anti-dilutive and were excluded from the above calculation.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes accumulated foreign currency translation adjustments. The comprehensive income was as follows (in thousands):

	Three Month Periods Ended
	February 29, 2012	February 28, 2011

Net income	$137	$73
Changes in:
Foreign currency translation adjustment	14	(45)

Comprehensive income	$151	$28

	Nine Month Periods Ended
	February 29, 2012	February 28, 2011

Net income	$377	$292
Changes in:
Foreign currency translation adjustment	(15)	(37)

Comprehensive income	$362	$255

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

Revenue:	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
North America	$1,226	$1,533
Asia	153	203
Europe	419	360
Eliminations	(138)	(360)
Consolidated Total	$1,660	$1,736

Revenue:	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011
North America	$3,611	$4,094
Asia	477	712
Europe	1,308	1,327
Eliminations	(467)	(814)
Consolidated Total	$4,929	$5,319

Long Lived Assets:	As of February 29, 2012	As of May 31, 2011
North America	$4,686	$4,618
Europe	129	144
Consolidated Total	$4,815	$4,762

D. Discontinued Operations

In May 2011, the Company sold its AMT product line in exchange for $250,000 in cash and a note receivable for $162,500. The note receivable accrued interest at a rate of 1% per month and has been collected in full at February 29, 2012.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the accompanying consolidated statements of operations and cash flows present the operating results of AMT as discontinued operations for the three and nine month periods ended February 28, 2011. Following completion of the Recapitalization Transaction in March 2011, the new management team determined that the AMT product line was not a strategic component of the ongoing business. AMT’s technologies are aimed directly at small Tool & Die shops located primarily in Michigan and Indiana performing services for the automotive industry. We entered into direct negotiations with the long tenured manager of that product line that resulted in the completion of the sale on May 24, 2011.

The operating results of discontinued operations included on the Consolidated Statements of Operations for the three and nine months ended February 28, 2011 were as follows (in thousands):

For the three months ended February 28, 2011

Revenue	$140
Cost of revenue	28
Gross margin	112

Research and development expenses	52
Selling, general and administrative expenses	11

Income from discontinued operations before income taxes	49
Provision for income taxes	-
Income from discontinued operations	$49

For the nine months ended February 28, 2011

Revenue	$383
Cost of revenue	75
Gross margin	308

Research and development expenses	154
Selling, general and administrative expenses	32

Income from discontinued operations before income taxes	122
Provision for income taxes	-
Income from discontinued operations	$122

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

F.  Rights Agreement

On February 3, 2012, the Company entered into a Rights Agreement with Registrar and Transfer Company, as Rights Agent, dated as of February 3, 2012 (the “Rights Agreement”). By adopting the Rights Agreement, the Board of Directors was seeking to protect the Company’s ability to carry forward its net operating losses and certain other tax attributes (collectively, “NOLs”). The Company has experienced and may continue to experience substantial operating losses, and for federal and state income tax purposes, the Company may “carry forward” net operating losses in certain circumstances to offset current and future taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. These NOLs are a valuable asset of the Company, which may inure to the benefit of the Company and its shareholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”), its ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could significantly impair the value of the Company’s NOL asset. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. An NOL rights agreement like the Rights Agreement with a 4.99% “trigger” threshold is intended to act as a deterrent to any person acquiring 4.99% or more of the outstanding shares of Common Stock without the approval of the Board of Directors. This would protect the Company’s NOL asset because changes in ownership by a person owning less than 4.99% of the Common Stock are not included in the calculation of “ownership change” for purposes of Section 382 of the Code.

In connection with the Rights Agreement, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, par value $.10 per share, of the Company (the “Common Stock”). The dividend was issued on February 15, 2012 to the stockholders of record on February 15, 2012. Each Right entitles the registered holder to purchase from the Company one share of Common Stock in certain circumstances at a price of $5.00 per share of Common Stock, subject to adjustment.

G. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that these consolidated condensed financial statements were available to be issued.

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S., Germany and Italy. We also operate through resellers in Europe and Asia. Components of revenue and long-lived assets (consisting primarily of goodwill and property, plant and equipment) by geographic location are outlined in Note C to the unaudited consolidated financial statements for the three and nine months ended February 29, 2012.

Following the sale of our Advanced Manufacturing Technology (“AMT”) product line in May 2011 as described in Note J to the consolidated financial statements for the fiscal year ended May 31, 2011, we have two primary products lines:  ProductCenter® and CADRA®.  Since fiscal year 2007, our total revenue for each fully completed fiscal year has declined as compared to the prior fiscal year in amounts ranging from a low of 4.6% to a high of 18.4%.

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

For more than five consecutive fiscal years until fiscal 2011, we have also experienced year over year revenue declines in our CADRA product line.  CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s.  The 2D marketplace is dominated by AutoCAD, a product sold by Autodesk.  Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product, rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenue is also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years.  In fiscal year 2011 our CADRA product line revenue increased by approximately 5% due primarily to our customers upgrading their operating systems to Windows 7 from Microsoft. For the nine month period ended February 29, 2012 our CADRA customers continue to upgrade to Windows 7 and its product line revenue is unchanged from the prior period. Given these factors, as well as the uncertain economic conditions, we anticipate that the general declining revenue trends over the past five years in the CADRA product line will continue although these declines may be mitigated by our customers upgrading their operating systems which may require purchases of new CADRA licenses.

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

Recent Events

Recapitalization Transaction

On March 11, 2011, we completed the Recapitalization Transaction in which we (i) sold an aggregate of 384,588 shares of common stock in a private placement transaction to investors that included Joseph P. Mullaney, who previously served as our President and Chief Executive Officer from June 2001 through December 2006; (ii) consummated a $2.9 million term loan and a $300,000 line of credit from One Conant Capital, LLC, a subsidiary of Danversbank; and (iii) consummated an agreement with Greenleaf Capital, Inc. (“Greenleaf”), our sole debt provider and largest shareholder at the time, whereby Greenleaf accepted $2,750,000 in cash and a $250,000 subordinated note in complete settlement of the $10.6 million then outstanding under our financing agreements with them.  The Recapitalization Transaction improved our financial position and our cost structure as follows:

•

Improved our working capital position by approximately $10.1 million as of the transaction date;

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

Sale of the AMT Product Line

On May 24, 2011, we completed the sale of our AMT product line, which develops and markets CAD and CAM technologies to the specialized Tool & Die industry, to a long tenured manager of that group. Accordingly, the AMT operating results and the assets and liabilities have been presented herein as discontinued operations as described in Note D to the unaudited consolidated financial statements for the nine months ended February 29, 2012.

We received $250,000 in cash and a note receivable in the amount of $162,500 in exchange for AMT. The note carries a monthly interest rate of 1% and will be repaid through periodic payments from 75% of the cash flow of the business. We had originally acquired AMT in November 1997.  Revenue for the AMT product line was $547,000 and $498,000 for fiscal 2011 and 2010, respectively.

During the three month period ended February 29, 2012 AMT Software, LLC note receivable balance was paid in full in advance of its due date.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the year ended May 31, 2011 included in our previously filed Form S-1.  There have been no changes to the policies for the nine months ended February 29, 2012.

Results of Operations

Three and Nine Months Ended February 29, 2012, as Compared to Three and Nine Months Ended February 28, 2011

The table below presents the comparative income statements for continuing operations for the three month periods ended February 29, 2012 and February 28, 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2012	2011	Change in $	Change in %
Revenue:
Products	$530	$357	$173	48.5%
Services	1,130	1,379	(249)	(18.1)
Total revenue	1,660	1,736	(76)	(4.4)

Cost of revenue:
Products	38	7	31	442.9
Services	342	356	(14)	(3.9)
Total cost of revenue	380	363	17	4.7

Gross margin	1,280	1,373	(93)	(6.8)

Research and development expenses	238	415	(177)	(42.7)
Selling, general and administration expenses	830	810	20	2.5

Operating income	212	148	64	43.2

Interest expense	74	144	(70)	(48.6)
Other expense (income)	1	(20)	21	105.0

Income from continuing operations before income taxes	$137	$24	$113	470.8%

The table below presents the comparative income statements for continuing operations for the nine month periods ended February 29, 2012 and February 28, 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2012	2011	Change in $	Change in %
Revenue:
Products	$1,166	$938	$228	24.3%
Services	3,763	4,381	(618)	(14.1)
Total revenue	4,929	5,319	(390)	(7.3)

Cost of revenue:
Products	54	22	32	145.5
Services	1,026	1,050	(24)	(2.3)
Total cost of revenue	1,080	1,072	8	0.7

Gross margin	3,849	4,247	(398)	(9.4)

Research and development expenses	958	1,226	(268)	(21.9)
Selling, general and administration expenses	2,257	2,480	(223)	(9.0)

Operating income	634	541	93	17.2

Interest expense	250	416	(166)	(39.9)
Other expense (income)	7	(45)	52	115.6

Income from continuing operations before income taxes	$377	$170	$207	121.8%

The table below presents the relationship, expressed as a percentage, between income and expense items for continuing operations and total revenue for continuing operations, for the three month periods ended February 29, 2012 and February 28, 2011.

	Items as a percentage of revenue
	2012	2011
Revenue:
Products	31.9%	20.6%
Services	68.1	79.4
Total revenue	100.0	100.0

Cost of revenue:
Products	2.3	0.4
Services	20.6	20.5
Total cost of revenue	22.9	20.9

Gross margin	77.1	79.1

Research and development expenses	14.3	23.9
Selling, general and administrative expenses	50.0	46.7

Operating income	12.8	8.5

Interest expense	4.5	8.3
Other expense (income)	0.1	(1.2)

Income from continuing operations before income taxes	8.3%	1.4%

The table below presents the relationship, expressed as a percentage, between income and expense items for continuing operations and total revenue for continuing operations, for the nine month periods ended February 29, 2012 and February 28, 2011.

	Items as a percentage of revenue
	2012	2011
Revenue:
Products	23.7%	17.6%
Services	76.3	82.4
Total revenue	100.0	100.0

Cost of revenue:
Products	1.1	0.4
Services	20.8	19.7
Total cost of revenue	21.9	20.2

Gross margin	78.1	79.8

Research and development expenses	19.4	23.0
Selling, general and administrative expenses	45.8	46.6

Operating income	12.9	10.2

Interest expense	5.1	7.8
Other expense (income)	0.2	(0.8)

Income from continuing operations before income taxes	7.6%	3.2%

Revenue

Total revenue for the three and nine month period ended February 29, 2012 was approximately $1.7 and $4.9 million, respectively, as compared to $1.7 and $5.3 million, for the same periods in the prior fiscal year, respectively.

The following table summarizes total revenue by product line for the three month periods ended February 29, 2012 and February 28, 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$724	$899	$(175)	(19.5)%
CADRA	854	837	17	2.0
Other	82	-	82	100.0
Total	$1,660	$1,736	$(76)	(4.4)%

The following table summarizes total revenue by product line for the nine month periods ended February 29, 2012 and February 28, 2011(in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$2,407	$2,922	$(515)	(17.6)%
CADRA	2,394	2,397	(3)	(0.1)
Other	128	-	128	100.0
Total	$4,929	$5,319	$(390)	(7.3)%

ProductCenter’s total revenue experienced a significant revenue decline in fiscal 2012 compared to the prior fiscal year primarily due to the loss of one large maintenance customer that migrated to a competitor’s technology offering and accounted for service revenue of approximately $83,000 and $335,000 in the three and nine month periods ended February 29, 2012, respectively. CADRA’s total revenue which experienced a 5% increase in fiscal 2011 compared to fiscal 2010 after five consecutive years of declines was essentially unchanged in the current fiscal year. The specific reasons for the fluctuations in revenue are described by product line below.

 Product Revenue

Product revenue for the three and nine months ended February 29, 2012 was approximately $530,000 and $1.2 million, respectively, as compared to approximately $357,000 and $938,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended February 29, 2012 and February 28, 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$76	$24	$52	216.7%
CADRA	384	333	51	15.3
Other	70	-	70	100.0
Total	$530	$357	$173	48.5%

The table below details product revenue by product line for the nine month periods ended February 29, 2012 and February 28, 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$267	$201	$66	32.8%
CADRA	801	737	64	8.7
Other	98	-	98	100.0
Total	$1,166	$938	$228	24.3%

Our ProductCenter technology is a server based solution that is often evaluated over an extended period of time by customers prior to purchase due to its importance to an enterprise, the various functions within the enterprise that are impacted by the purchase decision and the other systems within an enterprise it may need to communicate with. It is also a purchase that can be deferred. In addition to the long sales cycle, the offerings of competitive products from proprietary CAD vendors have improved over the last several years. The poor economic conditions of the last two years have also reduced demand within our customer base for expansion of users. All of these factors together with the loss of the PTC Partnership Program in 2008 have contributed to significantly reduced product revenue for this technology from fiscal 2009 through 2011.  During that same time period new customer wins were nominal.

Our product revenue for ProductCenter has improved significantly for the three and nine month periods ended February 29, 2012 compared to the same period in fiscal 2011, however, the improvement is the result of the very low production in the prior fiscal year. We do not see the current fiscal year increase as a reliable signal of a trend change of the recent past.

Our CADRA technology is a desktop solution. For the three and nine month periods ended February 29, 2012, CADRA product revenue increased as compared to the prior fiscal year as shown in the table above. This increase was primarily attributable to off-maintenance customers upgrading their operating systems to Microsoft Windows 7. Old versions of CADRA will not work with Windows 7 and therefore CADRA off-maintenance customers had to purchase new licenses.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended February 29, 2012 and February 28, 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$648	$875	$(227)	(25.9)%
CADRA	470	504	(34)	(6.7)
Other	12	-	12	100.0
Total	$1,130	$1,379	$(249)	(18.1)%

The table below summarizes service revenue by product line for the nine months ended February 29, 2012 and February 28, 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$2,140	$2,721	$(581)	(21.4)%
CADRA	1,593	1,660	(67)	(4.0)
Other	30	-	30	100.0
Total	$3,763	$4,381	$(618)	(14.1)%

Maintenance revenue was approximately $1.0 million and $3.2 million for the three and nine months ended February 29, 2012, respectively, as compared to $1.1 million and $3.6 million for the same periods in the prior fiscal year. ProductCenter maintenance revenue was down approximately 20% in each period in fiscal 2012 compared to the prior fiscal year due primarily to the aforementioned migration to a competitor’s technology offering by one of our long time ProductCenter customers in February 2011. CADRA maintenance revenue for the three and the nine month periods ended February 29, 2012 compared to the prior fiscal year were essentially unchanged. The current fiscal year stability in CADRA maintenance revenue interrupted an average CADRA maintenance revenue decline of more than 10% per year since fiscal year 2005. We attribute the current year trend reversal to the previously discussed Windows 7 upgrade cycle. Specifically, maintenance customers must renew their contracts in order to have access to new releases that will allow them to operate CADRA with upgraded operating system software.

Consulting revenue was approximately $142,000 and $533,000 for the three and nine months ended February 29, 2012, respectively, a decrease of 40.8% and 25.7%, respectively, from fiscal 2011. More than 90% of the consulting revenue is generated from professional services provided to our ProductCenter customer base. The decrease in consulting revenue was due to several significant projects that were completed in fiscal 2011 that were not replaced with similar sized projects in fiscal 2012.

Gross Margin

Gross margin as a percentage of revenue was 77.1% and 78.1% for the three and nine month periods ended February 29, 2012 as compared to 79.1% and 79.8% in the comparable prior period, respectively.   The decrease in gross margin was due to the decrease in service revenue for the three and nine month periods ended February 29, 2012 compared to the same period in fiscal 2011 as described above while costs were essentially unchanged. Cost of sales are primarily fixed in nature, at least in the short term, and do not fluctuate proportionately with changes in revenue.

Research and Development Expenses

Research and development expenses were approximately $238,000 and $958,000 for the three and nine month periods ended February 29, 2012 as compared to $415,000 and $1.3 million in the comparable prior period in fiscal 2011, respectively. The decreases were due to capitalizing the direct costs of the development of a new product and reduced spending on off-shore, third party development during the nine months of fiscal 2012. These third party costs are more variable in nature and will fluctuate with workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $830,000 and $2.3 million for the three and nine month periods ended February 29, 2012 as compared to approximately $810,000 and $2.5 million for the comparable prior period, respectively. Generally, compensation, travel and marketing expenditures have increased in fiscal 2012 relative to 2011 as the new management team has taken actions to grow the revenue. In addition, non-cash expenditures related to amortization of the debt acquisition costs related to the March 2011 Recapitalization Transaction increased SG&A expenses by $28,000 and $81,000 for the three and nine month periods ended February 29, 2012, respectively. These aforementioned increases in SG&A expenses were offset by reduced spending in fiscal 2012 as compared to 2011 for professional fees related to our lawyers and accountants. Professional fees decreased by $86,000 and $467,000, respectively, for the three and nine month periods ended February 2012 as compared to the same periods in fiscal 2011. Fiscal year 2011 professional fees were unusually high as the Company was preparing for the March 2011 Recapitalization Transaction which included the requirement to complete two years of audits.

Interest Expense

Interest expense for the three and nine month periods ended February 29, 2012 was approximately $74,000 and $250,000, as compared to approximately $144,000 and $416,000 for the comparable prior period, respectively. These decreases were directly attributable to the Recapitalization Transaction (see Liquidity and Capital Resources below for additional information) which significantly reduced our outstanding debt.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for the three and nine month periods ended February 29, 2012 was approximately $137,000 and $377,000, respectively, as compared to approximately $24,000 and $170,000 for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the nine month period ended February 29, 2012 the net cash used in operating activities totaled approximately $285,000 composed primarily of the following cash uses:

1)

$478,000 was utilized to pay down liabilities which were unusually high as a result of approximately $129,000 of accrued compensation (payroll for the last two weeks in May 2011) that were paid on June 1, 2011 and professional fees of approximately $217,000 related to the Recapitalization Transaction; and

2)

$340,000 was utilized in funding the increased accounts receivables primarily related to annual software maintenance contract billings.

Net cash used in investing activities for the nine months ended February 29, 2012 was $19,000 primarily composed of capitalized software development costs related to a new product offset by the cash received in the current fiscal year from the note receivable from the sale of the AMT product line in May 2011.

Net cash used in financing activities totaled $656,000 composed primarily of $540,000 of scheduled principal repayment on our debt facility and $112,000 of professional fees related to the registration of the new shares issued in the March 2011 Recapitalization Transaction.

Sources of Cash

As of February 29, 2012, we had cash on hand of approximately $617,000, a decrease of approximately $969,000 from May 31, 2011. The Company’s net income adjusted for non-cash expenses together with its $1.6 million in cash at the beginning of the fiscal year provided the liquidity to fund the above described cash utilization. The Company has a $300,000 line of credit that has not been utilized since being established in March 2011.

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

As of the end of the period covered by this report (February 29, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in the Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can by guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

As a result of the Recapitalization Transaction, as of February 29, 2012, we had approximately $2.2 million of outstanding indebtedness under our term loan with One Conant Capital, and have not utilized any of the $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

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

As of May 31, 2011, we had approximately $18.3 million of Federal operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2022 if unused. It is possible that we will not generate taxable income in time to use these loss carry-forwards before their expiration. In addition, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry-forwards, or NOLs, to offset future taxable income. While we do not believe the Recapitalization Transaction triggered an ownership change, stock purchases and sales over the next three years could trigger the limitation of the NOLs.  On February 3, 2012, we adopted a Rights Agreement with the intention of reducing the likelihood of an ownership change.  However, there can be no assurance that the agreement will be effective in deterring all transfers of our common stock that could result in such an ownership change.

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

We sell and deliver software and services, and maintain support operations in multiple countries, whose laws and practices differ from one another. For the nine months ended February 29, 2012, North America accounted for 64%, Europe for 26% and Asia for 10% of our revenue which was not materially different from the percentages for fiscal year 2011. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

We do not presently intend to pay any cash dividends or repurchase any shares of our common stock.

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

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: April 16, 2012	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 16, 2012	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
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
4.1

Rights Agreement, dated as of February 3, 2012 between the Company and Registrar and Transfer Company, as Rights Agent, together with the following Exhibits thereto; Exhibit A –Form of Right Certificate;

Exhibit B- Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

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