Form 10-K
period 2012-05-31
SOFTECH INC
filed 2012-08-29
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-10665

SofTech, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2453033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

59 Lowes Way, Ste 401, Lowell, MA 01851

(Address of principal executive offices, including zip code)

(978) 513-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value per share

Rights to Purchase Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X  .

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated therein by reference to the Registrant’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No   X  .

The aggregate market value of our voting stock held by non-affiliates was approximately $1,085,391 on August 20, 2012 based on the last reported sale price of our common stock on the Over the Counter Bulletin Board QB market tier on August 20, 2012.

The number of shares outstanding of registrant’s common stock at August 20, 2012 was 995,135 shares.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2012

Table of Contents

		Page
PART I.

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosures	11

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accountant Fees and Services	22

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	23

Exhibit Index		42

APPENDIX A

Report of Independent Registered Public Accounting Firm		24

Consolidated Financial Statements		25

Notes to Consolidated Financial Statements		29

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  References in this prospectus to the “Company,” “we,” “our,” and “us” refer to the registrant, SofTech, Inc., and its wholly owned subsidiaries.

PART I

ITEM 1. BUSINESS

Our Company

SofTech, Inc., a Massachusetts corporation formed in 1969, is a proven provider of engineering software solutions with its ProductCenter® PLM (product lifecycle management) technology and its computer-aided design product CADRA® offering. Our solutions accelerate product development, introduction and profitability by fostering innovation, extended enterprise collaboration, product quality improvements, and compressed time-to-market cycles. We deliver enterprise PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively.

Products and Services

ProductCenter

Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by Solidworks, Parametric Technology Corporation (“PTC”) and Autodesk.  ProductCenter is a proven enterprise-wide, collaborative PLM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems. ProductCenter is designed to help companies rapidly optimize the product development process. ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. ProductCenter supports engineering change management and bill of materials management for automating business processes. ProductCenter’s web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. ProductCenter also enables integration with other business applications such as Enterprise Resource Planning (“ERP”), Supply Chain Management (“SCM”) and Customer Relationship Management (“CRM”) for continuous data exchange across the product lifecycle.

CADRA

CADRA is a drafting and design software package for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; and CADRAWorks, an integration with SolidWorks providing for an integrated drawing production system and 3D solid modeler. The CADRA family of products includes an extensive collection of translators and software options that make it a seamless fit into today’s multi-platform and multi-application organizations.

Our CADRA product line has been focused almost exclusively on maintaining its existing customers during at least the last three years.  Enhancements, upgrades and other releases are targeted to the needs of the users without any concerted effort aimed at finding new customers.  The staffing and other costs of this product line are structured for that aforementioned strategy. CADRA revenue increased approximately 2% and 5% in fiscal year 2012 and 2011, respectively, as compared to the prior fiscal year as a result of off-maintenance customers purchasing the lastest version of CADRA that is compatible with the Windows 7 operating system from Microsoft.

The Advanced Manufacturing Technology (AMT) Product Line

On May 24, 2011, we sold our AMT product line in exchange for $250,000 in cash and a note receivable in the amount of $162,500 which was collected in full in fiscal 2012.  AMT is accounted for as a discontinued operation in this Form 10-K.

Marketing and Distribution

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

Competition

We compete against much larger entities, all of which have substantially greater financial resources than we do. We operate in an extremely competitive market for all of our software and service offerings. We compete in all our markets on the basis of meeting our customers’ business needs with a viable solution that offers an affordable price, low cost of ownership and a high level of customer support and service.

The CADRA software technology competes directly with the offerings of such companies as Autodesk and Siemens. Design and drafting technology is also marketed along with the 3D products (that all possess some level of 2D drafting capability) offered by companies such as PTC, Dassault, Siemens and Autodesk as part of a comprehensive solution. These companies all have financial resources far in excess of our resources.

Our Company’s PLM and collaborative technology, ProductCenter, competes against offerings of the companies identified above and against other companies that have focused only on PLM and collaborative offerings as well.

Our service offerings, which include consulting, training and discrete engineering services, compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of our customers.

Personnel

As of May 31, 2012, we employed 41 persons, 39 on a full time basis and 2 part time.

Backlog

Product backlog as of May 31, 2012 and May 31, 2011 was insignificant as it was for the comparable periods in the prior fiscal years. Deferred revenue, consisting primarily of software maintenance services for which the Company has billed, but where the service is to be performed during the following year, totaled approximately $2,194,000 and $2,301,000 at May 31, 2012 and May 31, 2011, respectively. In addition, we had a backlog of consulting orders totaling approximately $.6 million and $.5 million at May 31, 2012 and May 31, 2011, respectively.

Research and Development

We have approximately 11 product development engineers in our research and development groups located in Massachusetts and Michigan. In fiscal 2012 and 2011, we incurred research and development expense of approximately $1.2 million and $1.6 million, respectively, related to the development of our technology and products. The decrease was primarily due to reduced spending on off-shore, third party development resources during fiscal 2012. These third party development costs are variable in nature and fluctuate with workload.  In addition, we capitalized the direct costs related to the development of a new product that also contributed to reducing expenses.

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

As of May 31, 2012 we owned four patents related to our CADRA and ProductCenter technologies. We have not been nor are we currently involved in or aware of any litigation regarding any of our patents. In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

In June 2012 we sold our two patents related to our CADRA technology in exchange for $200,000 and a portion of any future net recoveries in the event the buyer successfully collects monies associated with the patents.

Governmental Regulation

We export our products throughout the world, and thus we are subject to Federal Export Regulations. We believe we comply with all such regulations. Although our non-U.S. based revenue was 37% of total revenue in 2012, we do not view these regulations as particularly onerous nor are the compliance costs material to our operations.

Customers

No single customer accounted for more than 10% of our revenue in fiscal 2012 or 2011.

Seasonality

Our first fiscal quarter, which begins June 1 and ends August 31, has historically produced the lowest revenue. We believe that this is due primarily to the buying habits of our customers as this quarter falls within prime vacation periods.

Available Information

We maintain an Internet site at http://www.softech.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov.   Our principal offices are located at 59 Lowes Way, Suite 401, Lowell, Massachusetts 01851, and our telephone number is (978) 513-2700.

ITEM 1A. RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in the Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Continued revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

Following the sale of our AMT product line in May 2011, we offer two product lines, ProductCenter and CADRA.  We have experienced consolidated revenue declines in each of our last six fiscal years.

Our ProductCenter technology, which we acquired in 2003, manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by Solidworks, PTC and Autodesk. Revenue from our ProductCenter technology has been declining due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008.  We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering.  In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions.

CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s.  The 2D marketplace is dominated by AutoCAD, a product offered by Autodesk. Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenues are also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years. Given these factors, as well as the uncertain economic conditions, we do not believe the revenue growth experienced by CADRA over the last two fiscal years which has been driven by non-maintenance CADRA users upgrading their operating systems thereby necessitating a CADRA purchase is sustainable.

Significant future declines in our total revenues may have a material adverse impact upon our business and overall financial performance.

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

Our agreements with certain critical software vendors may be terminated at will by the vendors.

We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solutions. These agreements are subject to termination at will by the vendors, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material adverse effect on future performance. For example, in July 2007, we were informed that our agreement with one such vendor, PTC, was not going to be extended beyond its renewal date of January 31, 2008. Thus the agreement with PTC has since expired. A significant number of our current ProductCenter customers utilize PTC’s Pro/ENGINEER integrator solution. We continue to support our current customers who are utilizing a Pro/ENGINEER integration solution with a customer specific consulting solution. While this customer specific consulting solution has allowed us to retain the majority of our customers utilizing Pro/ENGINEER as their CAD tool, it has precluded us from proposing our solution to new customers using that CAD technology. Our inability to offer our solution to new customers utilizing Pro/ENGINEER or similar restrictions that could result from any future terminations of similar agreements with other vendors could have an adverse effect on our future revenues.

We may not be able to generate sufficient positive cash flow in the future to fund our operations.

In addition to our bank financing, we are dependent upon cash flow from our business to fund our operations. It is our expectation that we can continue to improve our cash flows; however, there can be no assurances that we will be able to continue to do so. If we are unable to fund our operations from future cash flows, we will need to seek additional debt and/or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.

We are dependent on our borrowing facilities to meet our operating needs.

We continue to be dependent on our term loan and line of credit with our lender to meet our operating needs. Approximately 70% of our revenue is derived from annual maintenance renewal contracts that are billed and collected unevenly during the year. Our line of credit is an important component along with revenue from product sales and consulting activities for meeting our working capital needs especially during the first and second fiscal quarters when the annual maintenance collections are low.  If we are unable to access our borrowing facilities due to a default or any other reason we could be forced to curtail our operating activities which would have a material adverse effect on our financial condition and results of operations.

Failure to comply with financial covenants in our loan agreement could adversely affect us.

As of May 31, 2012, we had $1.95 million of outstanding indebtedness under our term loan with One Conant Capital, and have not utilized any of the $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

Prior to the Recapitalization Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results from Operations” below, we defaulted on our previous debt arrangement with Greenleaf Capital, Inc. (“Greenleaf”).  Specifically, in June 2010, we failed to make the scheduled loan payments in accordance with our term loan and revolving line of credit with Greenleaf, our sole debt provider at the time, which triggered the default. In 1999, we defaulted on our loan facility with Imperial Bank for failure to meet required profit and cash flow thresholds. Subsequent to each of the aforementioned debt defaults, satisfactory repayment agreements were reached with each lender.

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

Our ability to use our federal and state net operating loss carryforwards (“NOLs”) to reduce taxable income generated in the future could be substantially limited or eliminated.

As of May 31, 2012, we had approximately $19.1 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused.  We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities.  On February 3, 2012, we entered into a Rights Agreement (“Rights Agreement”) in an effort to prevent an ownership change, as defined under Section 382, from occurring and thereby protect the value of our NOLs. There can be no assurance, however, that the Rights Agreement will prevent an ownership change from occurring or protect the value of our NOLs.

We adopted a tax benefits preservation plan, designed to preserve the value of our deferred tax assets, primarily related to NOLs, which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

Our board of directors adopted the Rights Agreement to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs, by seeking to prevent any person from acquiring beneficial ownership of 4.99% or more of our outstanding common stock without the approval of the board of directors.

In connection with the Rights Agreement, the board of directors of the Company declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock.  The dividend was payable on February 15, 2012 to the stockholders of record on February 15, 2012.  Pursuant to the Rights Agreement and at the discretion of our board of directors, if any person or group becomes the beneficial owner (subject to certain restrictions) of 4.99% or more of the outstanding shares of our common stock the Right may become exercisable.  Upon exercise of a Right and payment of the purchase price of $5.00 (the “Purchase Price”), the holder will be entitled to receive a number of shares of our common stock having a market value equal to two times the Purchase Price.

The Rights Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our common stock, and may deter potential acquirers from making premium offers to acquire SofTech, all factors which may depress the market price of our stock or prevent stockholders from receiving a premium in a change in control transaction.

Our quarterly results may fluctuate making our future revenue and financial results difficult to predict.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons including: the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; variations in the size and timing of individual orders; competition and pricing; seasonality; and customer order deferrals or cancellations as a result of general economic conditions or industry decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

We are a small company with fewer than 50 employees. Our technologies are complex and have been developed over many years. While we enjoy the benefit of a very experienced, long-tenured employee group, we are dependent on many of those employees for the familiarity, expertise and unique insight they have developed with our products that would be extremely difficult and time consuming to replace.  We maintain “key-man” life insurance on our Vice President of CADRA Engineering, Mr. Livingston and our Chief Executive Officer, Mr. Mullaney in the amount of $1,000,000 and $3,000,000, respectively. In Mr. Mullaney’s case, this policy was required as part of the debt facility.  The proceeds from the life insurance, in the event of his demise, would be used to satisfy the outstanding debt obligation with the lender and the excess, if any, would revert to his estate.  The loss of services of any of our key personnel could make it difficult for us to meet important objectives, such as timely and effective product introductions and financial goals.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the twelve months ended May 31, 2012, North America accounted for approximately 63%, Europe for approximately 27% and Asia for approximately 10% of our revenue which was not materially different from the percentages for fiscal year 2011. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

From August 16, 2010 to December 27, 2011 we were not required to file periodic reports and other reports with the SEC.  In December 2011, we filed a Form 8-A with the SEC in connection with the effectiveness of our registration statement (333-174818), subjecting us again to the reporting requirements under the Exchange Act.  As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our registration statement. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act and related regulations of the SEC. If we list our securities on an exchange, the exchange will impose additional requirements on listed companies, including enhanced corporate governance practices. For example, the NASDAQ listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, shareholder meetings, shareholder approvals, solicitation of proxies, conflicts of interest, shareholder voting rights and codes of business conduct.

Complying with the SEC statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and could significantly increase our costs and expenses.   The Company was an SEC reporting entity from 1981 until August 2010 and was current in its filings through the filing of the Form 15 in August 2010. The Company expects to incur costs of between $100,000 and $200,000 in fiscal 2013 to meet its public company reporting responsibilities. These increased costs will be funded through cash flow from operations and our debt facilities.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers. As a public company we are required to:

•

institute a more comprehensive compliance function;

•

maintain a system of internal controls over financial reporting in compliance with certain of the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

Over the previous three fiscal years the Company’s closing stock price has fluctuated from a low of $.80 per share to a high of $4.80 per share. Since the Recapitalization Transaction, which was completed on March 11, 2011, the closing stock price has ranged from a low price of $1.00 per share to a high price of $4.20 per share.  A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day.  Given the lack of market makers in the stock and the low demand, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price.

A small number of shareholders own a large number of shares thereby potentially exerting significant influence over us.

Three of the four members of our board of directors participated in the private placement in March 2011 and own approximately 24% of our outstanding shares. In addition, Greenleaf, the beneficial owner of 271,411 shares of common stock, or 27.3% of our shares currently outstanding, has agreed to vote all of its and its affiliates’ shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors for a three year period ending on March 8, 2014. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTCQB marketplace tier. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value of the business. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We lease office space in Lowell, Massachusetts, Munich, Germany, and Milan, Italy. We are headquartered in Lowell, MA and maintain sales and support offices in Munich, Germany, and Milan, Italy.  We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and claims that arise in the ordinary course of our business. As of the date of this Form 10-K, there are no material outstanding claims and no amounts have been accrued.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter Bulletin Board QB Market tier under the symbol “SOFT". The following table sets forth the high and low bid information for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The prices in the table below reflect the 1-for-20 reverse stock split that became effective on June 7, 2011.

	High	Low
Fiscal Year Ended May 31, 2012
First Quarter	$2.75	$2.40
Second Quarter	2.55	1.00
Third Quarter	2.00	1.00
Fourth Quarter	1.56	1.55
Fiscal Year Ended May 31, 2011
First Quarter	$2.40	$1.80
Second Quarter	2.40	1.60
Third Quarter	1.80	.60
Fourth Quarter	4.20	.40

On August 20, 2012, the last reported sale price of our common stock on the Over the Bulletin Board QB tier was $3.03 per share. As of August 20, 2012, there were 995,135 shares of our common stock outstanding held by approximately 219 holders of record, and we had outstanding options to purchase an aggregate of 10,000 shares of common stock, with a weighted average exercise price of $2.40 per share.

Dividend Policy

We have not paid any cash dividends on our common stock since 1997, and we have no present intention to pay any cash dividends again in the future. Additionally, our loan agreement with One Conant Capital prohibits us from paying dividends. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a description of the loan agreement.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2012, regarding our 2011 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders(1)	10,000	$2.40	140,000
Equity compensation plans not approved by security holders	-	-	-
Total	10,000	$2.40	140,000

(1)

As of May 31, 2012, 3,056 options were exercisable. For additional information, see “EXECUTIVE COMPENSATION – SofTech Equity Incentive Plans”.

Recent Sale of Unregistered Securities

Not Applicable

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2012, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a “small reporting company”, as defined by the SEC, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in this Form 10-K.  This discussion includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth in this Form 10-K under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S., Germany and Italy. We also operate through resellers in Europe and Asia. Components of revenue and long-lived assets by geographic location are outlined in Note E to the consolidated financial statements for the fiscal year ended May 31, 2012.

Revenue from our ProductCenter technology has been experiencing year over year revenue declines for six consecutive fiscal years due to several factors. In July 2007, Parametric Technology Corporation “PTC” informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008.  We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering.  In addition to the PTC partnership termination, ProductCenter revenue has been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. Since PTC’s decision we have focused on offering ProductCenter to the mid-range CAD market and we are exploring other opportunities to broaden the addressable market for this product.

For more than a decade through fiscal 2010, we had also experienced revenue declines in our CADRA product line. CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s. The revenue declines were due to the age of the product, the introduction of robust 3D solutions for less than $5,000 per unit and the dominance of AutoCAD in the 2D market, a product offered by Autodesk. However, over the last two fiscal years CADRA revenue has increased primarily driven by our existing non-maintenance CADRA customers that have had to repurchase licenses due to the upgrade of their operating system. Older versions of CADRA do not function properly on the Windows 7 operating system. We anticipate the general declining revenue trends in the CADRA product line will continue although these declines may be mitigated for several years by our customers upgrading their operating systems which may require purchases of new CADRA licenses.

Recent Developments

Recapitalization Transaction

In March 2011, a transaction was completed (the “Recapitalization Transaction”) in which the Company:

•

issued an aggregate of 384,588 shares of common stock for an aggregate purchase price of $421,765, in a private placement transaction to eight investors;

•

consummated a $2.9 million term loan and a $300,000 line of credit from One Conant Capital, LLC, a subsidiary of People’s United Bank; and

•

consummated an agreement with Greenleaf Capital, Inc. (“Greenleaf”), the Company’s sole debt provider and largest shareholder at the time, whereby they accepted $2,750,000 in cash and a $250,000 subordinated note in complete settlement of the $10.6 million of indebtedness then due under its loan agreements with the Company.

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

Discontinued Operations

In May 2011, the Company sold its AMT product line. Accordingly, the results of the AMT product line have been being presented as discontinued operations.  The operating results of the AMT product line have been shown net of income taxes in the Consolidated Statements of Operations as income from discontinued operations and gain on disposal.

Resumption of Public Company Reporting Status

In December 2011, in connection with the effectiveness of our registration statement (333-174818), we became subject again to the public reporting requirements under the Exchange Act.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2012. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of the Accounting Standards Codification (“ASC”) 985, Software. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2012, we do not have any long-lived assets we consider to be impaired.

Goodwill

We account for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value.  As of May 31, 2012, we conducted our annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of our one reportable segment. We determined that the fair value of the reporting unit exceeded the carrying amount of the underlying assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2012 as Compared to Fiscal Year Ended May 31, 2011

The table below presents the comparative income statements for the twelve month periods ended May 31, 2012 and 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2012	2011	Change in $	Change in %
Revenue:
Products	$1,420	$1,120	$300	26.8%
Services	5,015	5,747	(732)	(12.7)
Total revenue	6,435	6,867	(432)	(6.3)

Cost of revenue:
Products	75	28	47	167.9
Services	1,335	1,380	(45)	(3.3)
Total cost of revenue	1,410	1,408	2	0.1

Gross margin	5,025	5,459	(434)	(8.0)

Research and development expenses	1,243	1,614	(371)	(23.0)
Selling, general and administration expenses	2,984	3,956	(972)	(24.6)

Operating income (loss)	798	(111)	909	818.9

Interest expense	320	520	(200)	(38.5)
Other (income) expense, net	31	(67)	98	146.3

Income (loss) from continuing operations before income taxes	$447	$(564)	$1,011	179.3%

The table below presents the relationship, expressed as a percentage, between revenue and expense items and total revenue, for the twelve month periods ended May 31, 2012 and 2011:

	Items as a percentage of revenue
	2012	2011
Revenue:
Products	22.1%	16.3%
Services	77.9	83.7
Total revenue	100.0	100.0

Cost of revenue:
Products	1.2	0.4
Services	20.7	20.1
Total cost of revenue	21.9	20.5

Gross margin	78.1	79.5

Research and development expenses	19.3	23.5
Selling, general and administrative expenses	46.4	57.6

Operating income (loss)	12.4	(1.6)

Interest expense	5.0	7.6
Other (income) expense, net	0.5	(1.0)

Income (loss) from continuing operations before income taxes	6.9%	(8.2)%

Revenue

Total revenue for fiscal year 2012 was approximately $6.4 million as compared to approximately $6.9 million for fiscal 2011. The following table summarizes revenue by product line for the fiscal years ended May 31, 2012 and 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$3,124	$3,769	$(645)	(17.1)%
CADRA	3,162	3,098	64	2.1
Other	149	-	149	-
Total	$6,435	$6,867	$(432)	(6.3)%

ProductCenter revenue declined primarily as a result of one large maintenance customer not renewing their maintenance contract when it expired in February 2011 and the completion of a few consulting projects that were not replaced immediately with similarly sized projects. CADRA revenue increased for the second consecutive fiscal year primarily as a result of non-maintenance customers repurchasing licenses due to their implementation of Windows 7.

Product Revenue

Product revenue for the fiscal year ended May 31, 2012 was approximately $1.4 million as compared to approximately $1.1 million for fiscal 2011, a 26.8% increase. The table below details product revenue by product line for the fiscal years ended May 31, 2012 and 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$303	$221	$82	37.1%
CADRA	1,009	899	110	12.2
Other	108	-	108	-
Total	$1,420	$1,120	$300	26.8%

Our ProductCenter technology is a server based solution that is often evaluated over an extended period of time by customers prior to purchase due to its importance to an enterprise, the various functions within the enterprise that are impacted by the purchase decision and the other systems within an enterprise it may need to communicate with. It is also a purchase that can be deferred. In addition to the long sales cycle, the offerings of competitive products from proprietary CAD vendors have improved over the last several years. The poor economic conditions of the past several years have also reduced demand within our customer base for expansion of users. All of these factors together with the loss of the PTC Partnership Program in 2008 have contributed to significantly reduced product revenue for this technology from fiscal 2009 through 2011.

Our product revenue for ProductCenter has improved significantly for the fiscal year ended May 31, 2012 compared to fiscal 2011, however, the improvement is the result of the very low production in the prior fiscal year. We do not see the current fiscal year increase as a reliable signal of a trend change of the recent past.

Our CADRA technology is a desktop solution. The CADRA product revenue increase from fiscal 2011 to fiscal 2012 was primarily attributable to off-maintenance customers upgrading their operating systems to Microsoft Windows 7. Old versions of CADRA will not work with Windows 7 and therefore CADRA off-maintenance customers had to purchase new licenses in order to continue to use the technology and access existing electronic designs.

Service Revenue

Our service revenue is composed of annual maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the fiscal years ended May 31, 2012 and 2011, respectively (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$2,821	$3,548	$(727)	(20.5)%
CADRA	2,153	2,199	(46)	(2.1)
Other	41	-	41	-
Total	$5,015	$5,747	$(732)	(12.7)%

Maintenance revenue included in the above summary totaled approximately $4.3 million for the twelve months ended May 31, 2012, a decrease of approximately 10.7% from fiscal 2011.  The year over year decline in maintenance revenue for ProductCenter was approximately $489,000 or 18.4%. The majority of the ProductCenter maintenance revenue decline was related to the aforementioned migration to a competitor’s technology offering by one of our long time ProductCenter customers in February 2011. We continue to experience customers declining to renew maintenance or reducing the number of seats covered by maintenance without new customer wins to offset the maintenance losses.

Maintenance revenue for CADRA declined approximately $48,000 or 2.3% from fiscal 2011 to 2012. The current fiscal year stability relative to the double digit declines experienced over each of the last two fiscal years was, in all likelihood, due to the previously discussed Windows 7 upgrade cycle. Specifically, maintenance customers must renew their contracts in order to have access to new releases that will allow them to operate CADRA with upgraded operating system software.

Consulting revenue included in the above summary totaled approximately $738,000 for the twelve months ended May 31, 2012, a decrease of approximately $226,000 or 23.4% from fiscal 2011. More than 85% of the consulting revenue in fiscal 2012 was generated from professional services provided to our ProductCenter customer base. The decrease in consulting revenue was due to several significant projects that were completed in fiscal 2011 that were not replaced with similar sized projects in fiscal 2012.

Revenue by Geographic Area - Revenue generated in the U.S. accounted for approximately 63% of total revenue for the twelve months ended May 31, 2012 as compared to approximately 66% of total revenue in the comparable prior period. Revenue generated in Europe was approximately 27% of total revenue for the twelve months ended May 31, 2012 as compared to approximately 25% of total revenue in the comparable prior period.  Revenue generated in Asia for the twelve months ended May 31, 2012 was approximately 10% of total revenue as compared to approximately 9% of total revenue for the comparable prior period. During the twelve months ended May 31, 2012, revenue from the U.S. decreased by approximately 10%, revenue from Europe increased by approximately 2%, and revenue from Asia decreased by approximately 5%, in each case, compared to same period in fiscal year 2011. The aforementioned revenue declines in our ProductCenter technology are the reason for the adverse changes in North America as our existing customers are almost exclusively North American headquartered.

Gross Margin

Gross margin as a percentage of revenue was 78.1% and 79.5% for the twelve month periods ended May 31, 2012 and 2011, respectively. The decrease in gross margin was due to the decrease in service revenue, partially offset by an increase in product revenues for the fiscal year ended May 31, 2012 compared to fiscal 2011 as described above while costs were essentially unchanged. Service cost of sales are primarily fixed in nature, at least in the short term, and do not fluctuate proportionately with changes in revenue.

Research and Development Expenses

Research and development expenses were approximately $1.2 million for the fiscal year ended May 31, 2012, a decrease of approximately $371,000 or 23.0% from the comparable twelve month period in fiscal 2011. The decrease was due primarily to reduced spending on off-shore, third party development contractors that supplement our core employee development resources only when necessary. In addition, during fiscal year 2012 approximately $184,000 of software development costs related to the development of new products were capitalized.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were approximately $3.0 million for the fiscal year ended May 31, 2012, a decrease of approximately $972,000 or 24.6% from the comparable twelve month period in fiscal 2011. Generally, compensation, travel and marketing expenditures have increased in fiscal 2012 relative to 2011 as the new management team has initiated efforts to develop new revenue streams. In addition, non-cash expenditures related to amortization of the debt acquisition costs related to the March 2011 Recapitalization Transaction increased SG&A expenses by approximately $81,000 for the fiscal year ended May 31, 2012 as compared to the prior fiscal year. These aforementioned increases in SG&A expenses were offset by reduced spending for professional fees and other expenses directly related to the Recapitalization Transaction that totaled approximately $1,050,000.

Interest Expense

Interest expense for the fiscal year ended May 31, 2012 was approximately $320,000, as compared to approximately $520,000 for the comparable prior period. The Recapitalization Transaction that resulted in a significantly lower debt obligation at a much higher borrowing rate accounted for the $200,000 decrease in interest expense.  The average debt outstanding during fiscal 2012 was approximately $2.6 million and our effective borrowing rate was approximately 12.4%. The average debt outstanding during fiscal 2011 was approximately $8.6 million and the effective borrowing rate was approximately 6.1%.

Income (Loss) from Continuing Operations Before Income Taxes

Income (loss) from continuing operations before income taxes for fiscal year 2012 was approximately $447,000 as compared to approximately $(564,000) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve month periods ended May 31, 2012 and 2011, the net cash provided by operating activities totaled approximately $54,000 and $591,000, respectively. The primary reason for the decrease in net cash provided by operating activities in fiscal year 2012 compared to the prior fiscal year was that approximately $664,000 of cash was utilized in the current fiscal year to pay down liabilities. Liabilities at May 31, 2011 were unusually high as a result of professional fees related to the Recapitalization Transaction and accrued compensation (payroll for the last two weeks in May 2011 were paid on June 1, 2011 due to a processing delay).

For more than a decade, our primary source of external capital was debt financing from Greenleaf. From fiscal year 2002 through 2010 we generated approximately $6.4 million in net cash from operations. The debt service related to the Greenleaf debt instruments essentially absorbed all of the cash generated from operations. In June 2010, we failed to make scheduled loan payments in accordance with our loan agreements with Greenleaf which triggered a default on the debt.

Over the course of fiscal 2011, we sought various alternatives for rectifying the June 2010 debt default. On March 11, 2011, we entered into an agreement with Greenleaf whereby they accepted $2,750,000 in cash and a $250,000 subordinated note in complete satisfaction of the $10.6 million then outstanding under its loan agreements. An investor group, led by the Company’s former Chief Executive Officer, purchased 384,588 authorized but unissued shares of common stock for $421,765 and arranged for new debt facilities totaling $3.2 million with a commercial bank. The debt facilities included a $2.9 million term note and a $300,000 line of credit.

The new debt facilities carry restrictive loan covenants that are described in more detail in the section hereunder entitled “Credit Facility with One Conant Capital”.

Sources of Cash

As of May 31, 2012, we had cash on hand of approximately $595,000, a decrease of approximately $1 million from May 31, 2011. The decrease in cash was related to the use of approximately $770,000 in principal repayments on the debt, approximately $112,000 in professional fees to register the common stock issued in the Recapitalization Transaction with the SEC and cash investments to develop new products and file patents to protect those inventions.

Our expectation for the next twelve months is that our net cash from operations will be improved from the net cash generated from operations over the last two fiscal years. The improvement is expected to result from increased profitability and significantly reduced liabilities at the beginning of fiscal 2013 relative to last fiscal year end.

The Company believes that its available cash, line of credit and cash provided by operations will be sufficient to meet its capital needs for at least the next twelve months.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our products and services, competition, economic conditions in the markets in which we operate and industry trends.

Restrictions Under Credit Facility.  The Credit Facility with One Conant Capital, LLC contains customary representations, warranties and covenants, including restrictive covenants and affirmative quarterly financial covenants, which are described in more detail below. As of May 31, 2012, we were in compliance with all of the covenants under the Credit Facility.

Credit Facility with One Conant Capital

We are party to a $3.2 million credit facility with One Conant Capital, LLC, an affiliate of People’s United Bank, as lender (the “Lender”), consisting of a $2.9 million term loan and a $300,000 revolving line of credit (the “Credit Facility”). The Credit Facility is provided pursuant to a Loan, Pledge and Security Agreement, dated as of March 8, 2011, between the Company and the Lender (the “Loan Agreement”). The Credit Facility is guaranteed by Joseph Mullaney, our President and Chief Executive Officer, pursuant to a Guaranty Agreement, dated as of March 8, 2011, by Mr. Mullaney in favor of the Lender, under which Mr. Mullaney has fully and unconditionally guaranteed the performance of the Company under the Credit Facility and by the Company’s subsidiaries, Information Decisions, Incorporated and Workgroup Technology Corporation (the “Subsidiary Guarantors”) pursuant to a Guaranty Agreement, dated as of March 8, 2011, by the Subsidiary Guarantors in favor of the Lender, under which the Subsidiary Guarantors have fully and unconditionally guaranteed the performance of the Company under the Credit Facility. As of May 31, 2012, the Company had $1.95 million outstanding under the Credit Facility.

Each of the term loan and the revolving line of credit has a three year term and matures on February 28, 2014. Amounts borrowed under each of the term loan and the revolving line of credit bear interest at the annual rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) plus three percent, (ii) LIBOR plus five and one half percent, and (iii) ten percent, per annum. If the Company’s Leverage Ratio (as defined in the Loan Agreement) is 1.5:1.0 or less for two consecutive fiscal quarters, the minimum interest rate is reduced to eight percent. Effective October 15, 2011, based on our performance for the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the interest rate was reduced from 10% to 8% prospectively. In addition, the Company is obligated to pay a quarterly fee of 1.5% of revenue throughout the term of the Credit Facility regardless of the outstanding loan balance.

Under the term loan, commencing March 31, 2011 and continuing for 35 months, the Company must pay the Lender monthly principal installments in the aggregate amount of $60,000 per month. On each of September 30, 2012 and September 30, 2013, the Company must pre-pay unpaid principal, in an amount equal to 50% of Excess Cash Flow (as defined in the Loan Agreement) from the Company’s immediately preceding fiscal year. There was no Excess Cash Flow for the fiscal year ended May 31, 2012 therefore no prepayment is required in September 2012. The Company must make a final balloon payment of all unpaid principal and interest on the February 28, 2014 maturity date.

The Loan Agreement contains customary representations, warranties and covenants, including a number of restrictive loan covenants, which restrict the Company’s ability to take any of the following actions, among others, without prior written consent of the Lender: (i) incur additional indebtedness; (ii) pay or declare dividends; (iii) enter into a business substantially different from existing operations; (iv) issue or authorize any additional or new equity that will result in a change of control; and (v) take any corporate action outside the ordinary course of business.

The Loan Agreement also includes three affirmative financial covenants measured on the last day of each fiscal quarter throughout the term of the Credit Facility.  On May 31, 2012, the Company and Lender amended the Loan Agreement to reduce the Fixed Charge Ratio for all future fiscal quarters beginning May 31, 2012 and to allow the Company to enter into capital leases for capital expenditures up to $200,000.

The financial covenants are as follows:

Leverage Ratio: The ratio of indebtedness under the Credit Facility to EBITDA (as defined in the Loan Agreement), for future periods must not exceed:

•

2.00:1 for the four fiscal quarters ending on each of February 29, 2012 and May 31, 2012;

•

1.75:1 for the four fiscal quarters ending on each of August 31, 2012 and November 30, 2012; and

•

1.50:1 for each period of four fiscal quarters ending thereafter.

EBITDA for the fiscal years ended May 31, 2012 was approximately $1.0 million.

For the fiscal year ended May 31, 2012, the Leverage Ratio was 1.90:1.

Fixed Charge Coverage Ratio: The ratio of EBITDA to Fixed Charges (as defined in the Loan Agreement) must equal or exceed 1.00:1 for the fiscal quarters ended May 31, 2012 and August 31, 2012 and 1.10:1 for each subsequent fiscal quarter until the Loan is extinguished.

For the fiscal year ended May 31, 2012, the Fixed Charge Coverage Ratio was 1.05:1.

Liquidity Ratio: Beginning on May 31, 2011 and for each subsequent fiscal quarter until the Loan is extinguished, the ratio of cash plus accounts receivable plus availability under the line of credit to the sum of accounts payable plus accrued expenses must equal or exceed 1.50:1.

The Liquidity Ratio as of May 31, 2012 was 2.76:1.

As of May 31, 2012, we were in compliance with all such covenants.

The Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non payment, misrepresentation, breach of covenants and bankruptcy. Upon an event of default, the interest rate on all outstanding obligations may be increased and the Lender may accelerate payment of all outstanding loans.

The Credit Facility is secured by all of our assets pursuant to the terms of the Loan Agreement and an Intellectual Property Security Agreement dated as of March 8, 2011 between the Company and the Lender. As additional security for the Credit Facility, (i) the Subsidiary Guarantors have granted liens on all of their assets in favor of the Lender pursuant to a Security Agreement dated as of March 8, 2011 between the Subsidiary Guarantors and the Lender and an Intellectual Property Security Agreement dated as of March 8, 2011 between Workgroup Technology Corporation and the Lender, and (ii) Mr. Mullaney has pledged all of his stock in the Company, as well as certain personal assets, in favor of the Lender pursuant to a Pledge and Security Agreement dated as of March 8, 2011 between Joseph Mullaney and the Lender. Substantially all of the Company’s U.S. based cash balances are maintained at People’s United Bank.

Greenleaf Subordinated Note

On March 8, 2011, the Company also entered into an agreement with Greenleaf, under which Greenleaf agreed to accept $2.75 million in cash and a $250,000 subordinated note (the “Greenleaf Note”) in complete settlement of its $10.6 million indebtedness. The Greenleaf Note is subordinated to the Credit Facility in accordance with a Subordination and Intercreditor Agreement, dated as of March 8, 2011, among the Company, the Lender and Greenleaf (the “Subordination Agreement”). Interest on the Greenleaf Note accrues at the annual rate of five percent. Accrued interest only is payable monthly commencing May 1, 2011. Principal must be paid from fifty percent of Excess Cash Flow (as defined in the Loan Agreement), commencing September 30, 2012. All principal plus unpaid accrued interest is due on the later of February 28, 2014 and the date on which all amounts due under the Credit Facility are paid in full. The Company’s obligations under the Greenleaf Note are (i) secured by liens on the assets of the Company pursuant to a Security Agreement dated March 25, 2009, between the Company and Greenleaf, as amended, (ii) secured by liens on the assets of the Subsidiary Guarantors pursuant to Security Agreements dated August 26, 2010, between each Subsidiary Guarantor and Greenleaf, as amended, and (iii) guarantied by each Subsidiary Guarantor pursuant to Guaranties dated August 26, 2010 by each Subsidiary Guarantor in favor of Greenleaf, as amended. All liens securing the Greenleaf Note are expressly subordinated to the liens of the Lender pursuant to the Subordination Agreement.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements are included at the end of this Report on Form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

As of May 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2012, we concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the sections of the definitive Proxy Statement of the Company to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) entitled, “ELECTION OF DIRECTORS (Proposal 1)”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”, and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the sections of the Proxy Statement entitled “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the section of the Proxy Statement entitled, “BENEFICIAL OWNERSHIP OF VOTING SECURITIES OF SOFTECH, INC.” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections of the Proxy Statement entitled, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section of the Proxy Statement entitled, “ACCOUNTING FEES AND SERVICES” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Certain Documents Filed as Part of this Form 10-K

1.	Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

2.	Financial Statement Schedules -None.

3.	Exhibits – See Exhibit Index immediately preceding such Exhibits.

(b)	The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

(c)	None

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SofTech, Inc.:

We have audited the accompanying consolidated balance sheets of SofTech, Inc. and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

August 27, 2012

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	May 31,	May 31,
	2012	2011
ASSETS

Cash and cash equivalents	$595	$1,586
Accounts receivable (less allowance for uncollectible accounts of $29 as of May 31, 2012 and May 31, 2011)	757	907
Prepaid and other assets	308	387
Note receivable from product line sale	-	134
Total current assets	1,660	3,014

Property and equipment, net	42	58
Goodwill	4,246	4,256
Capitalized software development costs, net	172	-
Capitalized patent costs	82	-
Debt issuance costs, net	210	312
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,548	$7,776

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$266	$239
Accrued expenses	333	838
Other current liabilities	70	168
Deferred maintenance revenue	2,194	2,301
Current portion of capital lease	5	5
Current portion of long-term debt	720	720

Total current liabilities	3,588	4,271

Capital lease, net of current portion	4	9
Other long-term liabilities	47	135
Long-term debt, net of current portion	1,480	2,250

Total liabilities	5,119	6,665

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 995,135 and 995,249 issued and outstanding at May 31, 2012 and 2011
	100	100
Capital in excess of par value	27,478	27,582
Accumulated deficit	(25,693)	(26,137)
Accumulated other comprehensive loss	(456)	(434)
Total shareholders’ equity	1,429	1,111

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,548	$7,776

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Years Ended

	May 31,	May 31,
	2012	2011

Revenue:
Products	$1,420	$1,120
Services	5,015	5,747
Total revenue	6,435	6,867

Cost of revenue:
Products	75	28
Services	1,335	1,380
Total cost of revenue	1,410	1,408

Gross margin	5,025	5,459

Research and development expenses	1,243	1,614
Selling, general and administrative expenses	2,984	3,956

Operating income (loss)	798	(111)

Interest expense	320	520
Other (income) expense, net	31	(67)

Income (loss) from continuing operations before income taxes	447	(564)
Provision for income taxes	3	18

Income (loss) from continuing operations	444	(582)

Discontinued operations:
Income from discontinued operations, net of tax	-	209
Gain on disposal of discontinued operations, net of tax	-	151
Net income from discontinued operations	-	360

Net income (loss)	$444	$(222)

Basic and diluted net income (loss) per share:
From continuing operations	$0.45	$(0.84)
From discontinued operations	-	0.52
Basic and diluted net income (loss) per share	$0.45	$(0.32)

Weighted average common shares outstanding-basic & diluted	995,135	698,115

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	(in thousands, except for share and per share data)
	Years Ended

	May 31,	May 31
	2012	2011

Common stock:
Balance at beginning of year	$100	$61
Shares sold in private placement	-	39
Balance at end of year	100	100
Capital in excess of par value:
Balance at beginning of year	27,582	19,197
Debt forgiveness by shareholder (see Note F)	-	7,599
Issuance of common stock in private placement	-	383
Direct costs of shares issued in private placement	(112)	(137)
Shareholder payments on Company’s behalf (see Note F)	-	540
Stock based compensation	8	-
Balance at end of year	27,478	27,582
Accumulated deficit:
Balance at beginning of year	(26,137)	(25,915)
Net income (loss)	444	(222)
Balance at end of year	(25,693)	(26,137)
Accumulated other comprehensive loss:
Balance at beginning of year	(434)	(411)
Foreign currency translation adjustments	(22)	(23)
Balance at end of year	(456)	(434)

Total shareholders’ equity at end of year	$1,429	$1,111

Comprehensive income (loss)
Net income (loss)	$444	$(222)
Foreign currency translation adjustments	(22)	(23)

Total comprehensive income (loss)	$422	$(245)

Outstanding shares:
Balance at beginning of year	995,249	610,661
Shares issued in private placement	-	384,588
Fractional shares cashed out in 1-for-20 reverse stock split	(114)	-
Balance at end of year	995,135	995,249

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	( in thousands)
	Years Ended

	May 31,	May 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$444	$(222)
Less: Gain on disposal of discontinued operations	-	151
Less: Income from discontinued operations	-	209
Income (loss) from continuing operations	444	(582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	156	55
Transaction bonus paid by affiliate (see Note F)	-	540
Noncash interest expense	-	441
Stock based compensation	8	-
Change in current assets and liabilities:
Accounts receivable	150	20
Prepaid expenses and other assets	67	(64)
Accounts payable, accrued expenses and other liabilities	(664)	498
Deferred maintenance revenue	(107)	(317)
Total adjustments	(390)	1,173
Net cash provided by operating activities	54	591

Cash flows from investing activities:
Capital expenditures	(17)	(8)
Proceeds from sale of product line	-	250
Receipts from note receivable from sale of product line	134	28
Capitalized software development costs	(184)	-
Capitalized patent costs	(82)	-
Net cash provided by (used in) investing activities	(149)	270

Cash flows from financing activities:
Proceeds from issuance of common stock, net of registration expenses	(112)	285
Borrowings under debt agreements	-	3,250
Repayment under debt agreements	(770)	(2,930)
Debt issuance costs	-	(330)
Repayments under capital lease	(5)	(25)
Net cash provided by (used in) financing activities	(887)	250

Net cash provided by operating activities of discontinued operations	-	121
Effect of exchange rates on cash	(9)	(39)
Increase (decrease) in cash and cash equivalents	(991)	1,193
Cash and cash equivalents, beginning of period	1,586	393
Cash and cash equivalents, end of period	$595	$1,586

Supplemental disclosures of cash flow information:
Interest paid	$228	$85
Income taxes paid	$10	$16
Supplemental disclosures of noncash investing and financing activities:
Forgiveness of debt	$-	$7,599
Note receivable issued in sale of product line	$-	$162
Issuance of subordinate note in Recapitalization Transaction	$-	$250

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

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECAPITALIZATION TRANSACTION

In March 2011, a transaction was completed (the “Recapitalization Transaction”) in which the Company:

•

issued an aggregate of 384,588 shares of common stock for an aggregate purchase price of $421,765, in a private placement transaction to eight investors;

•

consummated a $2.9 million term loan and a $300,000 line of credit from One Conant Capital, LLC, a subsidiary of People’s United Bank; and

•

consummated an agreement with Greenleaf Capital, Inc. (“Greenleaf”), the Company’s sole debt provider and largest shareholder at the time, whereby Greenleaf accepted $2,750,000 in cash and a $250,000 subordinated note in complete settlement of the $10.6 million of indebtedness then outstanding under the financing agreements with Greenleaf.

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

DISCONTINUED OPERATIONS

As described in Note J below, in May 2011, the Company sold its AMT product line. Accordingly, the results of the AMT product line are being presented as discontinued operations. The operating results of the AMT product line have been shown net of income taxes in the Consolidated Statements of Operations as income from discontinued operations and gain on disposal.

RESUMPTION OF PUBLIC COMPANY REPORTING STATUS

In December 2011, in connection with the effectiveness of the Company’s registration statement (333-174818), it became subject again to the public reporting requirements under the Exchange Act.

B.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of long term assets including goodwill, intangibles, capitalized software development costs and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits.  Cash held in foreign bank accounts at May 31, 2012 totaled approximately $202,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company believes that the loss of one or more of our largest customers could have a material adverse effect on the business. During fiscal years 2012 and 2011, no customer exceeded ten percent of revenue. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. Bad debts are written off against the allowance when identified. The changes in the accounts receivable reserve are as follows (in thousands):

		Charged
	Balance,	to Costs		Balance,
For the Years	Beginning	and	Bad Debt	End of
Ended May 31,	of Period	Expenses	Write-offs	Period

2011	$29	$-	$-	$29

2012	$29	$-	$-	$29

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

Data Processing Equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years

Depreciation expense, including amortization of assets under capital lease, was approximately $31,000 and $37,000, for fiscal 2012 and 2011, respectively.

Maintenance and repairs are charged to expense as incurred; betterments are capitalized. At the time property and equipment are retired, sold, or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss on disposal is credited or charged to income.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Costs of Computer Software to Be Sold, Leased or Marketed.  Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.  Such costs are amortized using the straight-line method over the estimated economic life of the product, generally three years.  The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis.  Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

During fiscal year 2012, the Company capitalized approximately $184,000 of software development costs related to new products in development. Amortization expense related to capitalized software development for fiscal year 2012 was approximately $11,000.  The Company did not capitalize any software development costs during fiscal 2011.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with People’s United Bank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for fiscal year 2012 and 2011 were approximately $114,000 and $18,000, respectively.

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

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007. The Company believes that there are no uncertain tax positions or liabilities for interest and penalties associated with uncertain tax positions as of July 1, 2006 and May 31, 2012. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2009 to 2011.

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

PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $82,000 for the fiscal year ending May 31, 2012.  The Company did not capitalize any patent costs during fiscal 2011.

ACCOUNTING FOR GOODWILL

The Company accounts for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria.

As of May 31, 2012, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during fiscal year 2012 to warrant an interim impairment test.

On May 24, 2011, the Company sold its AMT product line (see Note J).  The Company allocated a portion of its goodwill to the AMT product line based on its fair value compared to the fair value of the total Company.  This allocation of goodwill was included in the derivation of the gain on the disposal of discontinued operations.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2012, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, and short and long term debt. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2012. The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for whom the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s allowance for uncollectible accounts was approximately $29,000 at May 31, 2012 and May 31, 2011, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2012 and 2011. In fiscal year 2012 and 2011, the Company recorded a net (gain) loss from foreign currency related transactions of approximately $37,000 and ($65,000), respectively, to Other (income) expense, net in the Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). To date, the Company’s comprehensive income (loss) items includes only foreign translation adjustments.  Comprehensive income (loss) has been included in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for all periods.

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share from continuing operations and from discontinued operations are computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income (loss) from continuing operations and from discontinued operations for each period:

	Years Ended
	May 31, 2012	May 31, 2011
	(Amounts in thousands, except share amounts)

Net income (loss) available to common shareholders	$444	$(222)

Weighted average number of common shares outstanding used in calculating basic and diluted earnings per share	995,135	698,115

For the fiscal years ending May 31, 2012 and May 31, 2011, 10,000 and 1,350 options, respectively, to purchase common shares were anti-dilutive and were excluded from the above calculation.

STOCK-BASED COMPENSATION

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009.  During fiscal 2012, all options awarded under the 1994 Stock Option Plan expired unexercised. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan.  As of May 31, 2012, 10,000 options were awarded under the 2011 Plan.

The following table summarizes option activity under the 1994 and the 2011 Stock Option Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2010	5,550	$4.00	1.78	$770
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(4,200)	4.64	-	-

Outstanding options at May 31, 2011	1,350	1.80	0.50	810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	.86		-

Outstanding options at May 31, 2012	10,000	$2.40	9.02	$-

Exercisable at May 31, 2012	3,056	$2.40	9.02	$-

The Company determined the volatility for options granted during the fiscal year ended May 31, 2012 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the fiscal year ended May 31, 2012, the Company expensed approximately $8,000 of stock-based compensation.  The Company had approximately $16,000 of unrecorded stock based compensation as of May 31, 2012 which will be recognized over the next 2.25 years.  The weighted-average fair value of each option granted in the fiscal year ended May 31, 2012 is estimated as $2.35 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles-Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 amends ASC Topic 305 requiring an entity that has recognized goodwill and has one or more reporting units whose carrying amount for the purposes of performing Step 1 of the impairment test is zero or negative to perform Step 2 of the goodwill impairment test. The changes to the ASC as a result of this update are effective for interim periods and fiscal years beginning after December 15, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” This standard was issued to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. The objective of this ASU was to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors in determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for impairment tests for fiscal years beginning after December 15, 2011. The Company believes the adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which changes the existing guidance on the presentation of comprehensive income. Entities had the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to the Company’s current presentation of comprehensive income but will have no impact on the Company’s financial condition, results of operations, or cash flows.

C.

INCOME TAXES

The provision for income taxes includes the following for the years ended May 31 (in thousands):

	2012	2011
Federal	$-	$-
Foreign	-	8
State and local	3	10
Total current provision	3	18
Deferred provision	198	3,768
Valuation allowance	(198)	(3,768)
Total deferred provision	-	-
Total provision	$3	$18

The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows for the years ended May 31 (in thousands):

	2012	2011
Domestic	$414	$(465)
Foreign	33	(99)
	$447	$(564)

At May 31, 2012, the Company had Federal net operating loss carryforwards of $19.1 million that begin expiring in 2022, and are available to reduce future taxable income. The utilization of the remaining net operating loss carryforwards may be subject to limitation based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2012.

The Company’s effective income tax rates can be reconciled to the federal and state statutory income tax rate for the years ended May 31 as follows:

	2012	2011
Federal statutory rate	(34)%	(34)%
State	-	2
Foreign	-	1
Permanent items	-	160
Valuation reserve	(34)	(126)
Effective tax rate	-	3%

Deferred tax assets (liabilities) were comprised of the following at May 31 (in thousands):

	2012	2011
Deferred tax assets
Net operating loss carryforwards	$6,829	$6,465
Tax credit carryforwards	254	258
Receivables allowances	11	11
Vacation pay accrual	36	34
Other accruals	2	12
Depreciation	36	29
Differences in book and tax basis of assets of acquired businesses	(576)	(18)
Total gross deferred tax assets	6,592	6,791
Valuation allowance	(6,592)	(6,791)
Net deferred tax asset	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation allowance impacted deferred tax expense by approximately $.2 million and $3.8 million for fiscal year 2012 and 2011, respectively.

D.

EMPLOYEE RETIREMENT PLANS

The Company has an Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal years 2012 and 2011 was approximately $54,000 and $58,000, respectively.

E.

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

	Years Ended
Revenue:	May 31, 2012	May 31, 2011
North America	$4,744	$5,263
Asia	577	610
Europe	1,765	1,724
Eliminations	(651)	(730)
Consolidated Total	$6,435	$6,867

Long-Lived Assets:	As of May 31, 2012	As of May 31, 2011
North America	$4,769	$4,618
Europe	119	144
Consolidated Total	$4,888	$4,762

F.

RELATED PARTY TRANSACTIONS

From fiscal 1998 through the Recapitalization Transaction, Greenleaf was the Company’s sole external source of debt capital. Through a series of conversions of debt to equity along with open market purchases Greenleaf had acquired beneficial ownership of approximately 44% of the Company common shares.

Immediately prior to the Recapitalization Transaction, the Company was indebted to Greenleaf for approximately $10.6 million including approximately $441,000 of interest expense accrued during fiscal year 2011, but not paid. Greenleaf accepted a cash payment of $2,750,000 and a subordinated note in the amount of $250,000 in full satisfaction of the $10.6 million of indebtedness.

The Company recorded approximately $7.6 million of debt forgiveness as an increase to Shareholders’ Equity and a reduction in debt and accrued interest expense given Greenleaf’s position as a significant shareholder.

In addition, subsequent to the completion of the Recapitalization Transaction, Greenleaf paid the Chief Financial Officer and the former Chief Executive Officer transaction bonuses totaling $540,000 for assisting in the completion of the Recapitalization Transaction. Due to Greenleaf’s ownership position, we recorded these payments as fiscal year 2011 expenses and as an additional equity investment by Greenleaf.

G.

DEBT

ONE CONANT CAPITAL

The Company entered into a $3.2 million credit facility with One Conant Capital, LLC, an affiliate of People’s United Bank, as lender (the “Lender”), consisting of a $2.9 million term loan and a $300,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is provided pursuant to a Loan, Pledge and Security Agreement, dated as of March 8, 2011, between the Company and the Lender (the “Loan Agreement”).  The Credit Facility is guaranteed by Joseph Mullaney, our President and Chief Executive Officer, pursuant to a Guaranty Agreement, dated as of March 8, 2011, by Mr. Mullaney in favor of the Lender, under which Mr. Mullaney has fully and unconditionally guaranteed the performance of the Company under the Credit Facility and by the Company’s subsidiaries, Information Decisions, Incorporated and Workgroup Technology Corporation (the “Subsidiary Guarantors”) pursuant to a Guaranty Agreement, dated as of March 8, 2011, by the Subsidiary Guarantors in favor of the Lender, under which the Subsidiary Guarantors have fully and unconditionally guaranteed the performance of the Company under the Credit Facility.  As of May 31, 2012, the Company had approximately $1.95 million outstanding under the Credit Facility.

Each of the term loan and the revolving line of credit has a three year term and matures on February 28, 2014.  Amounts borrowed under each of the term loan and the revolving line of credit bear interest at the annual rate equal to the greater of (i) the Prime Rate (as defined in the Loan Agreement) plus three percent, (ii) LIBOR plus five and one half percent, and (iii) ten percent, per annum.  If the Company’s Leverage Ratio (as defined in the Loan Agreement) is 1.5:1.0 or less for two consecutive fiscal quarters, the minimum interest rate is reduced to eight percent.  In addition, the Company is obligated to pay a quarterly fee of 1.5% of revenue throughout the term of the Credit Facility.  On May 31, 2012, the Company and Lender amended the Loan Agreement to reduce the Fixed Charge Ratio for all future fiscal quarters beginning May 31, 2012 and to allow the Company to enter into capital leases for capital expenditures up to $200,000.

Under the term loan, commencing March 31, 2011 and continuing for 35 months, the Company must pay the Lender monthly principal installments in the aggregate amount of $60,000 per month.  On each of September 30, 2012 and September 30, 2013, the Company must pre-pay unpaid principal, in an amount equal to 50% of Excess Cash Flow (as defined in the Loan Agreement) from the Company’s immediately preceding fiscal year.  The Company must make a final balloon payment of all unpaid principal and interest on the February 28, 2014 maturity date.

The Loan Agreement contains customary representations, warranties and covenants, including a number of restrictive loan covenants, which restrict the Company’s ability to take any of the following actions, among others, without prior written consent of the Lender: (i) incur additional indebtedness; (ii) pay or declare dividends; (iii) enter into a business substantially different from existing operations; (iv) issue or authorize any additional or new equity that will result in a change of control; and (v) take any corporate action outside the ordinary course of business.

The Loan Agreement also includes certain financial covenants measured on the last day of each fiscal quarter throughout the term of the Credit Facility.

The Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, misrepresentation, breach of covenants and bankruptcy.  Upon an event of default, the interest rate on all outstanding obligations may be increased and the Lender may accelerate payment of all outstanding loans.

The Credit Facility is secured by all of our assets pursuant to the terms of the Loan Agreement and an Intellectual Property Security Agreement dated as of March 8, 2011 between the Company and the Lender.  As additional security for the Credit Facility, (i) the Subsidiary Guarantors have granted liens on all of their assets in favor of the Lender pursuant to a Security Agreement dated as of March 8, 2011 between the Subsidiary Guarantors and the Lender and an Intellectual Property Security Agreement dated as of March 8, 2011 between Workgroup Technology Corporation and the Lender, and (ii) Mr. Mullaney has pledged all of his stock in the Company, as well as certain personal assets, in favor of the Lender pursuant to a Pledge and Security Agreement dated as of March 8, 2011 between Joseph Mullaney and the Lender.  Substantially all of the Company’s U.S. based cash balances are maintained at People’s United Bank.

GREENLEAF SUBORDINATED NOTE

On March 8, 2011, the Company also entered into an agreement with Greenleaf, under which Greenleaf agreed to accept $2.75 million in cash and a $250,000 subordinated note (the “Greenleaf Note”) in complete settlement of its $10.6 million indebtedness. The Greenleaf Note is subordinated to the Credit Facility in accordance with a Subordination and Intercreditor Agreement, dated as of March 8, 2011, among the Company, the Lender and Greenleaf (the “Subordination Agreement”).  Interest on the Greenleaf Note accrues at the annual rate of five percent.  Accrued interest only is payable monthly commencing May 1, 2011.  Principal must be paid from fifty percent of Excess Cash Flow (as defined in the Loan Agreement), commencing September 30, 2012.  All principal plus unpaid accrued interest is due on the later of February 28, 2014 and the date on which all amounts due under the Credit Facility are paid in full.  The Company’s obligations under the Greenleaf Note are (i) secured by liens on the assets of the Company pursuant to a Security Agreement dated March 25, 2009, between the Company and Greenleaf, as amended, (ii) secured by liens on the assets of the Subsidiary Guarantors pursuant to Security Agreements dated August 26, 2010, between each Subsidiary Guarantor and Greenleaf, as amended, and (iii) guarantied by each Subsidiary Guarantor pursuant to Guaranties dated August 26, 2010 by each Subsidiary Guarantor in favor of Greenleaf, as amended.  All liens securing the Greenleaf Note are expressly subordinated to the liens of the Lender pursuant to the Subordination Agreement.

H.

LEASE COMMITMENTS

OPERATING LEASES

The Company conducts its operations in office facilities leased through March 2014. Rental expense for fiscal years 2012 and 2011 was approximately $210,000 and $212,000, respectively.

At May 31, 2012, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

Gross
Fiscal Year	Commitment
2013	165
2014	82

CAPITAL LEASES

In September 2009, the Company acquired capital equipment through a capital lease agreement with a financial institution for a term of 50 months, with a $1 purchase option.  The assets are amortized over the life of the related lease and amortization of the assets is included in depreciation expense for fiscal year 2012 and 2011.  Minimum annual future lease payments under the capital lease as of May 31, 2012 are as follows (in thousands):

2013	$7
2014	3

Minimum lease payment	10
Amount representing interest	(1)

Present value of minimum lease payments	$9

Current	$5
Long Term	$4

I.

NOTE RECEIVABLE

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

J.

DISCONTINUED OPERATIONS

In May 2011, the Company sold its AMT product line in exchange for $250,000 in cash and a note receivable for $162,500 which was paid in full during fiscal year 2012.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the accompanying consolidated balance sheets, statements of operations and cash flows present the operating results and the assets and liabilities of AMT as discontinued operations. Following completion of the Recapitalization Transaction in March 2011, the new management team determined that the AMT product line was not a strategic component of the ongoing business. AMT’s technologies are aimed directly at small Tool & Die shops located primarily in Michigan and Indiana performing services for the automotive industry. We entered into direct negotiations with the long tenured manager of that product line that resulted in the completion of the sale on May 24, 2011.

The AMT assets and liabilities were transferred to the buyer on May 24, 2011 therefore there are no assets or liabilities related to discontinued operations as of May 31, 2011.

The operating results of discontinued operations included on the Consolidated Statements of Operations for the year ended May 31 were as follows (in thousands):

2011

Revenue	$547
Cost of revenue	99
Gross margin	448

Research and development expenses	194
Selling, general and administrative expenses	45

Income from discontinued operations before income taxes	209
Provision for income taxes	-
Income from discontinued operations	$209

Expenses related to centrally provided general and administrative services such as human resources, accounting, cash management, payroll and management were not allocated to the AMT product line. No allocation of interest expense was included in the operating results of AMT.

K.  RIGHTS AGREEMENT

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

In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, as defined in the Rights Agreement, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the purchase price of the Right.

L.  SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that these consolidated condensed financial statements were available to be issued.

In June 2012 the Company sold two patents related to its CADRA technology in exchange for approximately $200,000 and a portion of any future net recoveries, in the event the buyer collects monies associated with the patents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTECH, INC.

Date: August 29, 2012

/s/ Joseph P. Mullaney

Joseph P. Mullaney

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joseph P. Mullaney	President, Chief Executive Officer and Director	August 29, 2012
Joseph P. Mullaney	(Principal Executive Officer)

/S/ Amy E. McGuire	Treasurer, Clerk and Chief Financial Officer	August 29, 2012
Amy E. McGuire	(Principal Financial and Accounting Officer)

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Vice President of Business Development and Director	August 29, 2012
Robert B. Anthonyson

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Director	August 29, 2012
J. Phillip Cooper

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Director	August 29, 2012
Hank Nelson

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1

Articles of Organization, as amended through October 12, 1988 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).

3.1.1	Articles of Amendment to Articles of Organization, dated April 15, 2011 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
3.1.2	Articles of Amendment to Articles of Organization, effective June 7, 2011 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).
4.1

Rights Agreement, dated as of February 3, 2012 between the Company and Registrar and Transfer Company, as Rights Agent, together with the following Exhibits thereto; Exhibit A –Form of Right Certificate; Exhibit B- Summary of Rights (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2012).

10.1	Term Note by the Company in favor of Greenleaf Capital, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2009).
10.2

Revolving Line of Credit Note by the Company in favor of Greenleaf Capital, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2009).

10.2.1

First Amendment to Revolving Line of Credit Note by and between the Company and Greenleaf Capital, Inc. dated October 30, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

10.3

Security Agreement by and between the Company and Greenleaf Capital, Inc. dated March 25, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2009).

10.3.1

First Amendment to Security Agreement by and between the Company and Greenleaf Capital, Inc. dated March 8, 2011 (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.4

Forbearance Agreement by and among the Company, Workgroup Technology Corporation, Information Decisions Incorporated and Greenleaf Capital, Inc. dated August 26, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.5

Debt Forgiveness Agreement by and among the Company, Workgroup Technology Corporation, Information Decisions Incorporated and Greenleaf Capital, Inc. dated March 8, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.6

Amended and Restated Promissory Note by the Company in favor of Greenleaf Capital, Inc. dated March 8, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.7

Loan, Pledge and Security Agreement by and between the Company and One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.7.1	Amendment No. 1 to the Loan, Pledge and Security Agreement dated May 31, 2012 (filed herewith)
10.8	Term Note by the Company in favor of One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
10.9

Revolving Line of Credit Note by the Company in favor of One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.10

Securities Purchase Agreement by and among the Company and the purchasers named therein dated March 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.11

Registration Rights Agreement by and among the Company and the purchasers named therein dated March 8, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.12

Stockholder’s Agreement by and between the Company and Greenleaf Capital, Inc. dated March 8, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.13	SofTech, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

Exhibit No.	Description of Document
10.14

Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.15

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.16

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.17

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2011 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.18

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2011 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.19

Intellectual Property Security Agreement by and between SofTech, Inc. and One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.20

Guaranty Agreement by Information Decisions, Incorporated and Workgroup Technology Corporation, in favor of One Conant Capital, LLC dated March 8, 2011(incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.21

Security Agreement by and between Information Decisions, Incorporated, Workgroup Technology Corporation and One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.22

Intellectual Property Security Agreement by and between Workgroup Technology Corporation and One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.23

Guaranty Agreement by Joseph P. Mullaney in favor of One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.24

Pledge and Security Agreement by and between Joseph P. Mullaney and One Conant Capital, LLC dated March 8, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

10.25

Subordination and Intercreditor Agreement by and among One Conant Capital, LLC, Greenleaf Capital, Inc. and SofTech, Inc. dated March 8, 2011 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement filed on Form S-1/A on September 27, 2011).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
23.1	Consent of McGladrey, LLP. (filed herewith)
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.