Form 10-K/A
period 2012-05-31
SOFTECH INC
filed 2012-10-09
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K/A

(Amendment No. 1)

______________________________

  X  .   ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2012

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-10665

SofTech, Inc.

_________________________________________________

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

None.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .	Non-accelerated Filer .	Smaller Reporting Company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X  .

The aggregate market value of our voting stock held by non-affiliates was approximately $1,114,049 on October 2, 2012 based on the last reported sale price of our common stock on the Over the Counter Bulletin Board QB market tier on October 2, 2012.

The number of shares outstanding of registrant’s common stock at October 2, 2012 was 995,135 shares.

EXPLANATORY NOTE

SofTech, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended May 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2012, to include the information required to be disclosed in Part III thereof.  This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position
Joseph P. Mullaney	55	President, Chief Executive Officer and Director
Robert B. Anthonyson	66	Vice President of Business Development and Director
J. Phillip Cooper	68	Director
Hank Nelson	54	Director
Amy E. McGuire	37	Chief Financial Officer, Treasurer and Clerk

Joseph P. Mullaney has served as President, Chief Executive Officer and Director since the consummation of the Recapitalization Transaction as described in Note A in the Company’s Form 10-K for the fiscal year ended May 31, 2012.  From January 2008 through March 2011, Mr. Mullaney was a management consultant for several technology, renewable energy and telecom companies.  From January 2007 through December 2007, Mr. Mullaney served as Chief Executive Officer and Chief Financial Officer of Boston Communications Group, Inc., and repositioned that troubled entity for a successful sale at double its then current market value.  From June 2001 through December 2006, Mr. Mullaney served as President and Chief Executive Officer of the Company.  During this period, Mr. Mullaney developed and implemented the turnaround strategy that ended three consecutive years of negative cash flow totaling almost $10 million and resulted in eleven straight years of positive cash flow.  Mr. Mullaney has a BS from Stonehill College and an MBA from Northeastern University.  Mr. Mullaney’s extensive entrepreneurial and executive experience, his in-depth knowledge of our Company in his executive capacity and his proven ability to raise funds and provide access to capital make him uniquely qualified to serve as President, CEO and as a member of our Board.  Mr. Mullaney’s term as a director expires at the annual meeting of shareholders to be held in 2013.

Robert B. Anthonyson has served as Vice President of Business Development and Director since the consummation of the Recapitalization Transaction completed in March 2011.  From 2003 through March 2011 Mr. Anthonyson was the general partner of Layne & Barton, LLC, a consulting firm providing real estate brokerage and advisory services. Previously, Mr. Anthonyson was a founder of AVID Systems, a developer of RFID-based technology that allows automated payment when entering or exiting parking garages (sold to Amtech Corp.), co-founder of Dynamics Associates (sold to Interactive Data Corp. then owned by Chase), a patent holder, and technologist. Mr. Anthonyson also served as the project manager of the award-winning $80M park and underground garage project that transformed Boston’s downtown financial district.  Mr. Anthonyson currently serves as a Director of FireStar Software. Mr. Anthonyson has a BS and MS from MIT and an MBA from Stanford University.  Mr. Anthonyson’s extensive knowledge of, and experience in, the software and technology industry, experience as a founder of several technologies and companies and leadership background make him uniquely qualified to serve as VP of Business Development and as a member of our Board.  Mr. Anthonyson’s term as a director expires at the annual meeting of shareholders to be held in 2012.

J. Phillip Cooper is the Chairman of the Compensation Committee and has served on the Audit Committee since the consummation of the Recapitalization Transaction.  Mr. Cooper is the former Vice Chairman, EVP, and CFO of Charles River Associates (NASDAQ: CRAI), from which he retired in June, 2006.  Mr. Cooper has held numerous CEO positions at several technology companies, including Newstar Technologies in Toronto, Ontario; Clinical Information Advantages, Inc. in Waltham, MA; and Applied Expert Systems in Cambridge, MA.  Currently, Mr. Cooper is a member of Boston Harbor Angels, a member of the Board of Advisors of The Capital Network and serves as a Director or Advisor for three technology companies.  Mr. Cooper has a B.Com from the University of Toronto and a Ph.D. from MIT.  Mr. Cooper’s significant public company experience, leadership and management experience in the technology industry, and expertise in the fields of marketing, business development, deal structuring and negotiation, acquisition and strategic partnering, and financial engineering enable him to make critical contributions as a member of our Board.  Mr. Cooper’s term as a director expires at the annual meeting of shareholders to be held in 2014.

Hank Nelson is the Chairman of the Audit Committee and has served on the Compensation Committee since March 2011.  In 2008, Mr. Nelson founded Monadnock Advisors, LLC, a business advisory and investment banking firm focused on the lower to mid-sized companies in technology, health care and business services markets, and currently serves as its principal. From 2004 to 2008, Mr. Nelson was the CEO of Clearstory Systems and also served as a Board member. From 2001 through 2006, he was the CEO and a member of the Board of Directors of INSCI Corporation. He serves as a member of the Board of Advisors for three technology companies.  Mr. Nelson has a BS from Northeastern University.  Mr. Nelson’s significant leadership, management and operating experience, and significant financial, accounting and corporate governance expertise enable him to make critical contributions as a member of our Board.  Mr. Nelson’s term as a director expires at the annual meeting of shareholders to be held in 2013.

Amy E. McGuire was appointed our Chief Financial Officer in January of 2007.  Ms. McGuire joined us as an Accounting Manager in 2002 when we acquired Workgroup Technology Corporation (“WTC”).  Ms. McGuire became our Corporate Controller in August 2004. Ms. McGuire was employed by WTC for 5 years prior to the acquisition. Ms. McGuire has a BS from Nichols College.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of any such reports furnished to us and on written representations that there were no changes in beneficial ownership, during fiscal year ended May 31, 2012, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to its most recent fiscal year.

CODE OF ETHICS

We have a Code of Ethics which was adopted in 2004 and is filed as an Exhibit (incorporated by reference) to this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our current and former President and Chief Executive Officer and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to each of the two fiscal years ended May 31, 2012 and 2011.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Non-Equity Incentive Plan (1)	All other compensation (2)	Total
Joseph P. Mullaney (3)	2012	$225,000	-	-	-	$225,000
President & CEO	2011	43,974	-	-	-	43,974
Robert B. Anthonyson (3)	2012	175,000	-	-	3,479	178,479
VP of Business Development	2011	32,981	-	-	500	33,481
Amy E. McGuire	2012	98,538	-	-	1,971	100,509
Chief Financial Officer	2011	94,500	-	-	192,490	286,990
Jean Croteau (4)	2012	-	-	-	-	-
Former President & CEO	2011	174,563		$22,470	$373,196	570,229

__________________________

(1)

Represents sales commissions paid to Mr. Croteau.

(2)

Reflects our contributions to each of the Named Executive Officer’s accounts under our 401(k) plan.  Also includes (i) $18,924 paid by the Company to Mr. Croteau for accrued and unused vacation upon termination, (ii) $350,000 paid by Greenleaf to Mr. Croteau upon completion of the Recapitalization Transaction, and (iii) $190,000 paid by Greenleaf to Ms. McGuire upon completion of the Recapitalization Transaction. This column does not include a $20,000 payment made by the Company to Mr. Mullaney for services rendered as a consultant in connection with the Recapitalization Transaction, as described below under “Narrative Compensation Disclosure”.

(3)

Messrs. Mullaney and Anthonyson were hired as officers and employees upon completion of the Recapitalization Transaction on March 11, 2011 at annual base salaries of $200,000 and $150,000 respectively.

(4)

Mr. Croteau resigned from his position as President and CEO upon completion of the Recapitalization Transaction in March 2011 and continued performing specified transition services for the Company until his employment was terminated on April 15, 2011.

Narrative Compensation Disclosure

Messrs. Mullaney and Anthonyson were hired upon completion of the Recapitalization Transaction with an initial annual salary of $200,000 and $150,000, respectively. Subsequently, the Compensation Committee has recommended, and the Board of Directors has approved, the following arrangements:

Mr. Mullaney – effective June 1, 2011, an annual salary of $225,000 with a bonus opportunity of up to 50% of the annual salary at EBITDA target with accelerating percentages for EBDITA performance in excess of target. Performance goals for payment of bonuses are to be established by mutual agreement between Compensation Committee and Mr. Mullaney. In addition, Mr. Mullaney is entitled to one year’s compensation in the event his employment is terminated without cause.

Mr. Anthonyson – effective June 1, 2011, an annual salary of $175,000 with a bonus opportunity of up to 50% of the annual salary at EBITDA target with accelerating percentages for EBDITA performance in excess of target. Performance goals for payment of bonuses are to be based half on attainment of corporate goals and half on personal goals. In addition, Mr. Anthonyson is entitled to six months compensation in the event his employment is terminated without cause.

Between February 14 and March 11, 2011, Mr. Mullaney was paid $20,000 by the Company as a consultant to assist in completing the Recapitalization Transaction and to plan for the transition to a new management team and board.

Ms. McGuire – effective October 16, 2011, an annual salary of $100,000 with a bonus opportunity of up to 35% of annual salary, half based on corporate goals and the other half based on personal goals.  In addition, Ms. McGuire is entitled to four months annual salary in the event her employment is terminated without cause.

Transaction Bonus

Upon completion of the Recapitalization Transaction, Mr. Croteau and Ms. McGuire each received a one-time transaction bonus of $350,000 and $190,000, respectively, directly from Greenleaf. Greenleaf agreed to these transaction bonuses in July 2010 when the Company defaulted on its debt facilities and sought various alternative solutions to remedy the default. The transaction bonuses served to secure the services of the management team during that period of uncertainty. Greenleaf also agreed to reimburse each of Mr. Croteau and Ms. McGuire for their medical and dental premiums for eighteen months should their employment or consulting relationship with the Company be terminated subsequent to the transaction and would cease upon acceptance of new employment. Mr. Croteau’s employment with the Company was terminated effective April 15, 2011.

Retirement Plan

We have a 401K retirement plan, for which all our employees are eligible, including the Named Executive Officers. We match employee contributions, which are vested immediately, up to 2% of the employee’s compensation.

Option Grants In The Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal years 2012 or 2011.

Director Compensation

The following table sets forth certain information concerning the compensation of our non-employee directors during the fiscal year ended May 31, 2012.

Name	Fees earned or paid in cash (1)	Option awards(2)	Total
J. Phillip Cooper	$12,000	$12,000	$24,000
Hank Nelson	12,000	12,000	24,000

 (1)

Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors.  Effective March 11, 2011, each independent director who is not a full-time employee is paid an annual fee of $12,000 on a quarterly basis in arrears.

(2)

Directors Cooper and Nelson were each granted an option to purchase 5,000 shares on June 7, 2011.

The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant.  Each non-employee Director will receive an annual fee of $12,000 paid on a quarterly basis in arrears. In addition, in order to align their interests with those of the shareholders, each non-employee Director will be granted an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant.  These options will vest monthly on a pro rata basis over each non-employee Director’s initial three year term as a Director. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited.  Directors Cooper and Nelson were each granted an option to purchase 5,000 shares on June 7, 2011.

SofTech, Inc. Equity Incentive Plans

2011 Equity Incentive Plan

The 2011 Equity Incentive Plan (the “2011 Plan”) was approved by our shareholders at the 2011 Annual Meeting held on May 24, 2011. The 2011 Plan replaced our 1994 Stock Option Plan (the “1994 Plan”), under which no new equity awards have been granted since 2004 and no new awards will be granted under the 1994 Plan in the future.  150,000 shares of our common stock are reserved for issuance under the 2011 Plan.  Additionally, any shares subject to any award under the 2011 Plan or the 1994 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan.

All employees, officers, directors, consultants and advisors of the Company or any of its affiliates capable of contributing to the successful performance of the Company are eligible to be participants in the 2011 Plan. Based on the number of our current employees, directors and consultants, there are approximately 60 individuals who currently would be eligible to participate in the 2011 Plan, although we currently do not expect to make broad-based grants to all employees of the Company and its subsidiaries.  We may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. We may not in any fiscal year grant to any participant stock options, SARs or other awards with respect to which performance goals apply covering more than 50,000 shares.

The 2011 Plan is administered by the Compensation Committee of the Board of Directors composed of two or more members who are independent from Company management (the “Committee”). The Committee has the authority to adopt administrative rules and practices governing the operation of the 2011 Plan and to interpret its provisions. The Committee may, subject to applicable law, delegate to one or more of our executive officers the power to make awards to participants who are not executive officers or Directors, subject to a maximum number of shares fixed by the Committee. The Board may at any time also take any such action.

Except as may be limited by the 2011 Plan or applicable law, the Committee selects participants to receive awards and determines the terms and conditions of each award, including the number of shares of common stock subject to awards, the price, if any, a participant pays to receive or exercise an award, the time or times when awards vest or may be exercised, settled or forfeited, any performance goals, restrictions or other conditions to vesting, exercise, or settlement of awards, and the effect on awards of the disability, death, or termination of service of participants. Awards may be made to participants who are foreign nationals or employed outside the United States on terms the Committee deems appropriate.

Upon an equity restructuring or other corporate transaction that affects the common stock such that an adjustment is required in order to preserve the benefits intended to be provided by the 2011 Plan, the Committee shall equitably adjust any or all of the number and kind of shares in respect of which awards may be made under the 2011 Plan, the number and kind of shares subject to outstanding awards, the exercise price with respect to any of the foregoing, and the limit on individual grants. The Committee may act to preserve the participants’ rights in the event of a change in control of the Company as the Committee may consider equitable to participants and in the best interests of the Company, including without limitation: accelerating any time period relating to the vesting, exercise, or settlement of awards, providing for payment to participants of cash or other property with a fair market value equal to the amount that would have been received upon the vesting, exercise, or settlement of awards in connection with the change in control, adjusting the terms of awards in a manner determined by the Committee to reflect the change in control, causing awards to be assumed, or new rights substituted therefor, by another entity, or terminating awards.

We may not, without shareholder approval, amend any outstanding option or SAR to reduce the exercise price or replace it with a new award exercisable for common stock at a lower exercise price.  Subject to the prohibition on repricing, the Committee may not amend, modify or terminate any outstanding award for which the respective participant’s consent would be required unless the terms of the award permit such action, the Committee determines that such action is required by law, or the Committee determines that the action would not materially and adversely affect the participant. The Board of Directors may amend, suspend or terminate the 2011 Plan, subject to any shareholder approval it deems necessary or appropriate.

We have granted options to purchase 10,000 shares of our common stock under the 2011 Plan. These options were granted to our two non-employee directors as part of our director compensation policy. For more information, see “EXECUTIVE COMPENSATION – Director Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our common stock as of October 2, 2012, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock.  The address for our executive officers, directors and Chandra Singh is in care of SofTech, Inc., 59 Lowes Way, Suite 401, Lowell, MA 01851.

Name of Beneficial Owner (1) (2)	Amount and Nature of Beneficial Ownership	Percent of Class

Joseph P. Mullaney	83,635(3)	8.4%
Robert B. Anthonyson	129,838	13.0
J. Phillip Cooper	27,361(6)	2.7
Hank Nelson	2,361(6)	*
Amy E. McGuire	-	-
William D. Johnston	271,411(4)	27.3
Chandra Singh	127,036(5)	12.8
Joseph P. Daly	57,279(7)	5.8
All Directors and executive officers as a group (5 persons)	243,195	24.3

______________________

* Less than one percent (1%).

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 995,135 shares outstanding on October 2, 2012.

(3)

Mr. Mullaney pledged 80,000 shares to One Conant Capital, LLC to partially secure the $3.2 million in new debt facilities obtained in the Recapitalization Transaction.

(4)

Includes 264,411 shares owned by Greenleaf Capital, Inc., 2,500 shares owned by The Ronda E. Stryker and William D. Johnston Foundation and 4,500 shares owned by a trust established by Mr. Johnston’s wife. Mr. Johnston is the sole shareholder of Greenleaf and the beneficial owner of all 271,411 shares. In connection with the Recapitalization Transaction, for the three year period ended March 11, 2014 Greenleaf agreed to vote all shares beneficially owned by it in accordance with the recommendations of the Board of Directors, and Greenleaf provided a related proxy. Mr. Johnston’s business address is c/o Greenleaf Capital, Inc., 100 West Michigan Avenue, Suite 300, Kalamazoo, MI 49007.

(5)

Includes 3,225 shares owned by spouse, as to which beneficial ownership is disclaimed.

(6)

Includes 2,361 shares issuable upon exercise of stock options held by each of Messrs. Cooper and Nelson related to their service as Board members.

(7)

As reported on Schedule 13D filed with the SEC on November 4, 2011.  Includes 7,860 shares owned by EssigPR, Inc., a corporation located in Rincon, Puerto Rico owned by Mr. Daly.  Mr. Daly’s business address is 497 Circle Freeway, Cincinnati, Ohio  45246.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Cooper and Nelson are “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market. Messrs. Mullaney and Anthonyson are not independent within the meaning of the applicable listing standards of the NASDAQ Stock Market. The Company has a separate standing Audit Committee and a separate standing Compensation Committee, each of which is comprised of the two independent directors, Messrs. Cooper and Nelson. The Company does not have a separate standing Nominating and Governance Committee. Instead, the full board of directors has the responsibility of selecting individuals to be nominated for election to the board of directors.

Transactions with Greenleaf

Between 1998 and 2011 the Company entered into various financing arrangements with Greenleaf. William D. Johnston, who served as the Company’s Chairman of the Board of Directors from 1996 until his resignation in August 2010, is the President and sole principal of Greenleaf Companies, which owns Greenleaf.  In addition to Mr. Johnston, the SofTech Board of Directors over the previous ten years was composed primarily of individuals affiliated with Greenleaf.  Michael D. Elliston, who served as a Director of the Company from 2007 until his resignation in August 2010, is Greenleaf’s Chief Financial Officer.  Ronald A. Elenbaas, who served as a Director of the Company from 1996 until his resignation in March 2011, is Greenleaf Hospitality Group’s President and CEO. Mr. Elenbaas is a partner with Mr. Johnston in multiple businesses and investments other than SofTech and Greenleaf.   Frederick A. Lake, who served as a Director of the Company from 2000 until his resignation in March 2011, is a partner at the Michigan law firm of Lake, Waldorf & Schau, PLC, which performs professional services for Greenleaf Companies.

Messrs. Johnston and Elliston resigned from the Board of Directors in August 2010 following the Company’s default on the Greenleaf debt. Messrs. Elenbaas and Lake served through the March 2011 Recapitalization Transaction and resigned immediately thereafter.

Prior to the Recapitalization Transaction, Timothy L. Tyler served as a Director of the Company from 1996 until his resignation in March 2011.

Prior to the consummation of the Recapitalization Transaction in March 2011, Greenleaf owned approximately 44.5% of our outstanding common stock and was our sole debt provider. We had a term loan and a revolving line of credit with Greenleaf, both of which were extinguished in the Recapitalization Transaction. The following table summarizes the principal and interest payments made by the Company to Greenleaf by fiscal year from fiscal 2009 through the consummation of the Recapitalization Transaction on March 11, 2011, when the indebtedness was extinguished:

Fiscal Year	Largest Aggregate Amount of Principal Outstanding	Principal Payments, net	Interest Payments	Total Payments
2009	$12,605,000	$1,715,000	$760,000	$2,475,000
2010	10,867,000	1,215,000	589,000	1,804,000
2011	10,158,000	2,750,000	14,000	2,764,000

During fiscal years 2009 through the extinguishment of the Greenleaf debt facilities in March 2011, the Company and Greenleaf entered into the following amendments to the debt facilities:

•

In March 2009 the debt facilities were amended and restated to grant Greenleaf a security interest in all of the Company’s assets; and

•

In October 2009 the line of credit was amended to increase the maximum available from $3 million to $3.5 million.

In June 2010, we failed to make the scheduled loan payments in accordance with the Greenleaf loan agreements, which triggered a default on our borrowings. Greenleaf did not immediately enforce any of its remedies under the Greenleaf loan agreements and the parties began to negotiate a forbearance agreement which would allow the Company to continue to operate.  In July 2010, Greenleaf agreed to pay transaction bonuses to Mr. Croteau and Ms. McGuire upon completion of a successful transaction, which are described under “EXECUTIVE COMPENSATION – Transaction Bonus”.

In August 2010, we entered into a Forbearance Agreement among the Company, our wholly owned subsidiaries, Workgroup Technology Corporation and Information Decisions Incorporated, and Greenleaf (the “Forbearance Agreement”).  In the Forbearance Agreement, Greenleaf agreed not to enforce its rights under the Greenleaf loan agreements during the term of the Forbearance Agreement, which expired on October 1, 2010.  Following the expiration of the Forbearance Agreement, no final actions were taken by Greenleaf to collect on the monies due them by foreclosing on the collateral.

In March 2011, in connection with the Recapitalization Transaction, we entered into a debt forgiveness agreement with Greenleaf whereby Greenleaf agreed to accept $2.75 million in cash and a $250,000 subordinated note in complete settlement of the $10.6 million indebtedness under the Greenleaf debt facilities. With respect to the $250,000 subordinated note, the largest aggregate amount of principal outstanding during fiscal 2011 was approximately $10.2 million and the amount outstanding as of June 8, 2011 was $250,000.  We did not make principal payments during fiscal 2011 other than the $2.75 million settlement, the amount of interest paid during fiscal 2011 was $14,303, and $448,188 of interest payable on the indebtedness which had accrued at a rate of 5.5% was forgiven as part of the debt forgiveness agreement with Greenleaf. The debt forgiveness agreement also included a general release from the Company to Greenleaf with respect to any and all liabilities related to the Greenleaf debt facilities. For more information regarding the Greenleaf subordinated note, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Greenleaf Subordinated Note” beginning on page 29 of our Annual Report on Form 10-K for the year ended May 31, 2012.

In March 2011, we also entered into a shareholder’s agreement with Greenleaf, pursuant to which Greenleaf agreed to vote all of its or its affiliates’ shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors for a three year period ending on March 8, 2014. Additionally, in the event Greenleaf wishes to sell more than 75,000 shares of the Company’s common stock, the Company has the right to buy such shares on the same terms as under the proposed transaction.  We also retained the right to repurchase up to 202,721 shares held by Greenleaf at the purchase price of $24.66 per share ($1.233 per share pre-split), which right survives the expiration of the shareholder’s agreement indefinitely.

Transaction with Certain Beneficial Owners and Directors

As part of the Recapitalization Transaction in March 2011, we raised approximately $421,765 in cash from the issuance of 384,588 shares of common stock in a private placement to investors. Among the investors were: Joseph P. Mullaney, who was appointed as our President and Chief Executive Officer and elected as a member of our board of directors upon consummation of the Recapitalization Transaction; Robert B. Anthonyson, who was appointed as our Vice President of Business Development and elected as a member of our board of directors upon consummation of the Recapitalization Transaction; J. Phillip Cooper, who was elected as a member of our board of directors upon consummation of the Recapitalization Transaction; and Chandra Singh, who owned approximately 10.9% of our outstanding common stock prior to the Recapitalization Transaction and 12.8% after consummation of the transaction.

In connection with the private placement, we also entered into the Registration Rights Agreement with the Selling Shareholders, pursuant to which we agreed to file with the SEC a registration statement to cover the resale of the 384,588 shares of common stock issued in the private placement, within 90 calendar days after the closing of the private placement. We agreed to use our reasonable best efforts to have the registration statement declared effective as promptly as reasonable possible. We also agreed to use our reasonable best efforts to keep the registration statement continuously effective until the earlier of (i) such time as all of the shares have been sold by the Selling Shareholders and (ii) the date that all the shares may be sold immediately without registration under the Securities Act and without restrictions under Rule 144 of the Securities Act.

The Registration Rights Agreement also grants piggyback registration rights to the Selling Shareholders if we propose to register any of our equity securities under the Securities Act (other than on a registration statement on Form S-8 or S-4), whether for our own account or for the account of another person.

In March 2011, the Company paid a fee of $80,000 to Monadnock Advisors, LLC for advisory services provided in connection with identifying and closing on the Credit Facility with One Conant Capital in connection with the Recapitalization Transaction. Hank Nelson, a member of our board of directors, is the founder and principal of Monadnock Advisors, LLC.

We agreed in the Registration Rights Agreement to pay for all expenses, including the reasonable legal expenses of one counsel to the Selling Shareholders (not to exceed $25,000), relating to the registration of any shares thereunder.

Transactions with Joseph P. Mullaney

Mr. Mullaney originally joined the Company in 1990 as our Assistant Controller.  Mr. Mullaney held numerous positions within the Company before departing in December 2006, including serving as our President and Chief Executive Officer from June 2001 until his departure in December 2006. Mr. Mullaney rejoined the Company as our President and Chief Executive in connection with the consummation of the Recapitalization Transaction in March 2011.

In May 1998, while serving as the Company’s Chief Financial Officer, Mr. Mullaney was extended a non-interest bearing note in the amount of $134,000 as an inducement to exercise his vested options prior to their expiration date. This note currently remains outstanding and is not required to be repaid by Mr. Mullaney unless and until Mr. Mullaney sells any of the 3,635 shares he currently owns related to that exercise.

From February 2008 to October 2008, Mr. Mullaney was engaged by Greenleaf to perform various consulting services, related to the Company, at a monthly rate of $10,000. Under this arrangement, Mr. Mullaney was paid a total of $90,000 by Greenleaf.

In September 2009, Mr. Mullaney was hired by Greenleaf to assist Greenleaf in its effort to sell its debt and equity position in the Company to potential buyers, several of which were ultimately identified by Mr. Mullaney. Mr. Mullaney had identified three potential groups that had expressed interest in pursuing a transaction.  Greenleaf agreed to pay Mr. Mullaney a fee of either 3% or 5% of the value received by Greenleaf upon completion of a transaction with one of the three identified buyers if a transaction was completed. The percentage to be paid was to be based upon the level of involvement Mr. Mullaney had in closing the transaction, with the potential for such fees to be payable upon the completion of a transaction with a party other than those identified in the Advisory Agreement (which did not identify the investors in the eventual Recapitalization Transaction). Greenleaf was to be responsible for leading the negotiations and the due diligence with Mr. Mullaney providing support as reasonably requested by them.  In recognition of the Recapitalization Transaction, on July 25, 2011, Mr. Mullaney was paid $250,000 by Greenleaf in full and final satisfaction for his services provided under the advisory agreement. The $250,000 was remitted directly to One Conant Capital as partial collateral under the Company’s debt facilities.

For the four week period ended March 11, 2011, the Company paid Mr. Mullaney $5,000 per week as a consultant to assist the Company’s management team in completing numerous tasks leading up to the Recapitalization Transaction, including transition planning.

In connection with the Recapitalization Transaction, Mr. Mullaney personally guaranteed the Company’s performance under the $3.2 million Credit Facility with the Lender and assigned certain personal assets as collateral.

Transactions with Frederick A. Lake

Frederick A. Lake, a partner at the Michigan law firm of Lake, Waldorf & Schau, PLC, served on our board of directors from 2000 until March 11, 2011, at which time he resigned in connection with the consummation of the Recapitalization Transaction. Between August 2010 and February 2011, the Company paid Mr. Lake approximately $74,000 for professional services rendered in connection with his evaluation of various alternatives for resolving the Greenleaf debt default.

Transaction with Act3 Technologies, LLC

On November 1, 2011 the Company entered into an agreement with Act3 Technologies, LLC (“Act3”) pursuant to which it obtained the exclusive right to develop, commercialize and monetize certain intellectual property owned by Act3 relating to internet marketing software (the “Act3 IP”). The Company obtained these rights solely in exchange for its agreement to certain sharing of the proceeds that may be derived with Act3 if the Company is successful in commercializing the Act3 IP, provided that the Company first recover any development costs it may have incurred up to specified levels. The agreement does not obligate the Company to undertake any level of effort or expenditure in this regard and the decision whether to seek to commercialize the Act3 IP is solely in the Company’s discretion. The Company also has a right of first refusal to purchase Act3 through December 31, 2050. Joseph Mullaney, Robert Anthonyson and J. Phillip Cooper, each a member of our board of directors, own approximately 10%, 10%, and 3%, respectively, of the equity interests in Act3.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended May 31,:

	2012	2011
Audit Fees (1)(2)	$56,213	$53,982
Audit-Related fees (3)	10,300	-
Tax Fees (4)	5,900	63,340
All Other Fees	-	-
Total fees	$72,413	$117,322

No fees, other than those disclosed above, were paid to our independent auditors during the indicated fiscal years.  Audit and quarterly review fees were for audit work performed in the preparation of the financial statements to be included in our 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

(1)

Audit and quarterly reviews were for audit work performed in the preparation of the financial statements to be included in our Form 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

(2)

In August 2010, the company filed a Form 15, which suspended the company’s responsibility of filing periodic reports.  As part of the Recapitalization Transaction, the Company was required to have its financial statements audited. During fiscal year 2011, the company hired the principal accountants to performed quarterly reviews and annual audit for fiscal year 2010 as well as fiscal year 2011.

(3)

Accounting fees associated with review and filing of Form S-1 and Form S-8

(4)

Tax related fees were incurred for preparation of our tax returns for each of the fiscal years as well as tax research and planning in connection with the Recapitalization Transaction.

Our Audit Committee (the “Committee”) is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the SEC requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Committee pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTECH, INC.

Date: October 9, 2012

/s/ Joseph P. Mullaney

Joseph P. Mullaney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Joseph P. Mullaney	President, Chief Executive Officer and Director	October 9, 2012
	Joseph P. Mullaney	(Principal Executive Officer)

By:	/s/ Amy E. McGuire	Treasurer, Clerk and Chief Financial Officer	October 9, 2012
	Amy E. McGuire	(Principal Financial and Accounting Officer)

By:	/s/ Joseph P. Mullaney	Vice President of Business Development and Director	October 9, 2012
Robert B. Anthonyson
Joseph P. Mullaney
Attorney-in-fact
Robert B. Anthonyson

By:	/s/ Joseph P. Mullaney	Director	October 9, 2012
Joseph P. Mullaney
Attorney-in-fact
J. Phillip Cooper

By:	/s/ Joseph P. Mullaney	Director	October 9, 2012
Joseph P. Mullaney
Attorney-in-fact
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

10.7.1

Amendment No. 1 to the Loan, Pledge and Security Agreement dated May 31, 2012 (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, filed on August 29, 2012).

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

14.1	Code of Ethics for Officers (incorporated by reference to Exhibit 14.1 to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2009, filed on October 13, 2009).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
23.1	Consent of McGladrey & Pullen, LLP. (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, filed on August 29, 2012).
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.