Form 10-Q
period 2012-08-31
SOFTECH INC
filed 2012-10-15
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at October 8, 2012 was 995,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	August 31, 2012	May 31, 2012
ASSETS

Cash and cash equivalents	$100	$595
Accounts receivable (less allowance for uncollectible accounts of $29 as of August 31, 2012 and May 31, 2012)	657	757
Prepaid and other assets	282	308
Total current assets	1,039	1,660

Property and equipment, net	35	42
Goodwill	4,246	4,246
Capitalized software development costs, net	270	172
Capitalized patent costs	88	82
Debt issuance costs, net	186	210
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,000	$6,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$272	$266
Accrued expenses	305	333
Other current liabilities	71	70
Deferred maintenance revenue	1,697	2,194
Current portion of capital lease	5	5
Current portion of long-term debt	720	720

Total current liabilities	3,070	3,588

Capital lease, net of current portion	3	4
Other long-term liabilities	30	47
Long-term debt, net of current portion	1,300	1,480

Total liabilities	4,403	5,119

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 995,135 issued and outstanding at August 31, 2012 and May 31, 2012	100	100
Capital in excess of par value	27,480	27,478
Accumulated deficit	(25,521)	(25,693)
Accumulated other comprehensive loss	(462)	(456)
Total shareholders’ equity	1,597	1,429

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,000	$6,548

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	August 31,	August 31,
	2012	2011

Revenue:
Products	$215	$303
Services	1,165	1,261
Royalties from sale of patents	190	-
Total revenue	1,570	1,564

Cost of revenue:
Products	25	8
Services	308	340
Total cost of revenue	333	348

Gross margin	1,237	1,216

Research and development expenses	244	383
Selling, general and administrative expenses	758	708

Operating income	235	125

Interest expense	65	91
Other income	(3)	(19)

Net income	$173	$53

Basic and diluted net income per share:	$0.17	$0.05

Weighted average common shares outstanding-basic	995,135	995,135
Weighted average common shares outstanding-diluted	1,001,234	1,005,044

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	August 31,	August 31,
	2012	2011

Net income	$173	$53

Other comprehensive income:
Foreign currency translation adjustment	(6)	(22)

Total other comprehensive income	(6)	(22)

Comprehensive income	$167	$31

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Three Months Ended

	August 31,	August 31,
	2012	2011
Cash flows from operating activities:
Net income	$173	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48	38
Stock-based compensation	2	2
Change in current assets and liabilities:
Accounts receivable	102	195
Prepaid expenses and other assets	19	9
Accounts payable, accrued expenses and other liabilities	(40)	(307)
Deferred maintenance revenue	(500)	(500)
Total adjustments	(369)	(563)
Net cash used in operating activities	(196)	(510)

Cash flows from investing activities:
Collection of note receivable from sale of product line	-	42
Capitalized software development costs	(111)	-
Capitalized patent costs	(6)	-
Net cash provided by (used in) investing activities	(117)	42

Cash flows from financing activities:
Cost of issuance of common stock	-	(88)
Repayment under debt agreements	(180)	(180)
Repayments under capital lease	(1)	(1)
Net cash used in financing activities	(181)	(269)

Effect of exchange rates on cash	(1)	(22)
Decrease in cash and cash equivalents	(495)	(759)
Cash and cash equivalents, beginning of period	595	1,586
Cash and cash equivalents, end of period	$100	$827

Supplemental disclosures of cash flow information:
Interest paid	$42	$72
Taxes paid	$2	$3

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing three new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc. (“IDI”), Workgroup Technology Corporation (“WTC”), SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal 2012 results included in the previously filed Form 10-K.

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

REVENUE RECOGNITION

We follow the provisions of the Accounting Standards Codification (“ASC”) 985, Software for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

We follow the provisions of ASC 605, Revenue Recognition for transactions that do not involve the licensing of software or software support services as in the case of the recent sale of our patents. Revenue from the sale of patents is recorded when persuasive evidence of an arrangement exists, delivery has taken place and a fixed fee and collectability has been determined. These conditions are no different from those when we license software. For multiple element arrangements, however, under ASC 605, total fees are allocated to each of the elements based upon the relative selling price method. Under that method the allocation of fees to the undelivered elements is based on VSOE, or if it doesn’t exist, then based on third party evidence of selling price. If neither exists, then the allocation is based on management’s best estimate of the selling price.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software development costs in accordance with 985-20, Costs of Computer Software to Be Sold, Leased or Marketed.  Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.  Such costs are amortized using the straight-line method over the estimated economic life of the product, generally three years.  The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis.  Judgment is required in determining when technological feasibility of a product is established as well as its economic life.

During the three months ended August 31, 2012, the Company capitalized approximately $111,000 of software development costs related to new products. Amortization expense related to capitalized software development for the three months ending August 31, 2012 was approximately $12,000.  The Company did not capitalize any software development costs for the comparable period in fiscal 2012.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with People’s United Bank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for each of the three month periods ended August 31, 2012 and 2011 were approximately $29,000.

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

As of May 31, 2012, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended August 31, 2012 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $6,000 for the three month period ending August 31, 2012.  The Company did not capitalize any patent costs during the three month period ending August 31, 2011.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of August 31, 2012, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009.  During fiscal 2012, all options awarded under the 1994 Stock Option Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan.  As of August 31, 2012, 10,000 options were awarded under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2011	1,350	$1.80	0.50	$810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	0.86	-	-

Outstanding options at May 31, 2012	10,000	2.40	9.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at August 31, 2012	10,000	$2.40	8.77	$7,000

Exercisable at August 31, 2012	3,889	$2.40	8.77	$2,722

The Company determined the volatility for options granted during the three months ended August 31, 2012 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the three month periods ended August 31, 2012 and 2011, the Company expensed approximately $2,000, respectively, of stock-based compensation.  The weighted-average fair value of each option granted in the three month period ended August 31, 2011 is estimated as $2.35 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three month periods ended August 31, 2012 and 2011, the Company recorded a net gain from foreign currency related transactions of approximately $3,000, and $17,000, respectively, to Other income in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	August 31, 2012	August 31, 2011
	(Amounts in thousands)

Property and equipment	$2,129	$2,125
Accumulated depreciation and amortization	(2,094)	(2,083)
Property and equipment, net	$35	$42

NET INCOME PER COMMON SHARE

Basic and diluted net income per share are computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is antidilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income for each period:

	For the Three Months Ended
	August 31, 2012	August 31, 2011
	(amounts in thousands)

Net income available to common shareholders	$173	$53

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	995,135	995,135
Incremental shares from the assumed exercise of
dilutive stock options	6,099	9,909

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	1,001,234	1,005,044

For the three month period ended August 31, 2012, all options were included in the above calculation.  For the three month period ended August 31, 2011, 1,906 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

Three Month Periods Ended

Revenue:	August 31, 2012	August 31, 2011
North America	$1,198	$1,088
Europe	333	395
Asia	166	130
Eliminations	(127)	(49)
Consolidated Total	$1,570	$1,564

Long Lived Assets:	As of August 31, 2012	As of May 31, 2012
North America	$4,845	$4,769
Europe	116	119
Consolidated Total	$4,961	$4,888

D.  Note Receivable

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

E.  Rights Agreement

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

F. Sale of Patents

In June 2012, the Company sold to an unrelated third party (the “Buyer”) its rights, title and interests in three of its U.S. patents (the “Patents”) all entitled Method and System for Design and Drafting in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”). These Patents were derived from our development work related to our CADRA product line and the inventions are a key, time saving feature within that technology offering. The Company received a limited, non-exclusive, royalty-free license under the Patents to make, use, offer to sell, or sell our products or services.

The agreement gives the Buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents, the Company is due 30% of the net proceeds (the “Net Proceeds”), as defined in the agreement. The Initial Payment shall be reimbursable from Net Proceeds to the extent any are due. There can be no assurance that the Company will derive any additional monies from the Patents, however.

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means of monetizing the Patents to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $190,000; and Support Services - $10,000. Additional monies due the Company in the form of royalties from its 30% share of Net Proceeds will be recorded in the quarterly period in which the Buyer notifies the Company such payments are due. Such notification and payment, if any, are due thirty calendar days after the end of each calendar quarter. The revenue allocated to support services has been deferred and will be recognized as revenue when the services are performed.

Subsequent to the end of the quarter, the agreement was amended to include two other U.S. patents (“Additional Patents”) entitled Product Development System and Method Using Integrated Process and Data Management. These Additional Patents were derived from the development work related to our ProductCenter product line and are a core and essential capability within that product offering. The Company received a limited, non-exclusive, royalty-free license under the Additional Patents to make, use, offer to sell or sell our products or services. As a result of the amendment, the Initial Payment was increased by $100,000. There can be no assurance that the Company will derive any other monies from the Additional Patents, however.

The Company retained its three U.S. patent applications that it acquired or filed since the Recapitalization Transaction in March 2011. These patent applications were not included in the above described agreement. The Company expects to be actively engaged with the U.S. Patent and Trademark Office for the foreseeable future with regard to those filings.

G. Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.

As described in Note F above, in September 2012 the Company sold the Additional Patents related to its ProductCenter technology in exchange for approximately $100,000 and a portion of any future Net Proceeds, in the event the Buyer collects monies associated with the Patents and/or the Additional Patents.

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

The following discussion and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in the previously filed Form 10-K.  This discussion includes forward-looking statements that involve risk and uncertainties.

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

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing three new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

Recent Events

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2012 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended August 31, 2012.

Results of Operations

Three Months Ended August 31, 2012, as Compared to Three Months Ended August 31, 2011

The table below presents the comparative income statements for the three month periods ended August 31, 2012 and August 31, 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	August 31, 2012	August 31, 2011	Change in $	Change in %
Revenue:
Products	$215	$303	$(88)	(29.0)%
Services	1,165	1,261	(96)	(7.6)
Royalties from sale of patents	190	-	190	-
Total revenue	1,570	1,564	6	0.4

Cost of revenue:
Products	25	8	17	212.5
Services	308	340	(32)	(9.4)
Total cost of revenue	333	348	(15)	(4.3)

Gross margin	1,237	1,216	21	1.7

Research and development expenses	244	383	(139)	(36.3)
Selling, general and administration expenses	758	708	50	7.1

Operating income	235	125	110	88.0

Interest expense	65	91	(26)	(28.6)
Other income	(3)	(19)	16	84.2

Net income	$173	$53	$120	226.4%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended August 31, 2012 and August 31, 2011:

	Items as a percentage of revenue
	August 31,	August 31,
	2012	2011
Revenue:
Products	13.7%	19.4%
Services	74.2	80.6
Royalties from sale of patents	12.1	-
Total revenue	100.0	100.0

Cost of revenue:
Products	1.6	0.5
Services	19.6	21.7
Total cost of revenue	21.2	22.3

Gross margin	78.8	77.7

Research and development expenses	15.5	24.5
Selling, general and administrative expenses	48.3	45.3

Operating income	15.0	8.0

Interest expense	4.1	5.8
Other income	(0.2)	(1.2)

Net income	11.0%	3.4%

Revenue

Total revenue for the three month periods ended August 31, 2012 and 2011 was approximately $1.6 million. The following table summarizes total revenue by product line for the three month periods ended August 31, 2012 and August 31, 2011 (in thousands, except percentages):

	August 31,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$716	$815	$(99)	(12.1)%
CADRA	638	725	(87)	(12.0)
Royalties from sale of patents	190	-	190	-
Other	26	24	2	8.3
Total	$1,570	$1,564	$6	0.4%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current quarter compared to the same period in fiscal 2012.

Product Revenue

Product revenue for the three months ended August 31, 2012 was approximately $215,000, as compared to approximately $303,000 for the same period in the prior fiscal year, a decrease of about 29%. The table below details product revenue by product line for the three month periods ended August 31, 2012 and 2011 (in thousands, except percentages):

	August 31,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$17	$72	$(55)	(76.4)%
CADRA	180	217	(37)	(17.1)
Other	18	14	4	28.6
Total	$215	$303	$(88)	(29.0)%

Our ProductCenter technology is a server based solution that is often evaluated over an extended period of time by customers prior to purchase due to its importance to an enterprise, the various functions within the enterprise that are impacted by the purchase decision and the other systems within an enterprise it may need to communicate with. It is also a purchase that can be deferred. In addition to the long sales cycle, the offerings of competitive products from proprietary CAD vendors have improved over the last several years. The poor economic conditions of the last two years have also reduced demand within our customer base for expansion of users. All of these factors together with the loss of the PTC Partnership Program in 2008 have contributed to significantly reduced product revenue for this technology from fiscal 2009 through 2012. During that same time period new customer wins were nominal and have fluctuated dramatically from one quarter to the next.

Our product revenue for ProductCenter for the current quarter was below expectation and among the lowest production in the previous eight quarters, however, the number and dollar value of proposals, including several new customers and expansion opportunities within our customer base, in the near term sales pipeline have been the strongest since the completion of the Recapitalization Transaction.  For all of the aforementioned reasons, estimating the receipt of the order is difficult but we are reasonably optimistic that we will grow our year over year product revenue for this technology offering.

Our CADRA technology is a desktop solution. The 17.1% decline noted above is due equally to reduced product orders from our European customers and a decline of nearly 16% in the average exchange rate of the Euro to U.S. dollar in the current quarter as compared to the same period in fiscal 2012.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended August 31, 2012 and 2011, (in thousands, except percentages):

	2012	2011	$ Change	% Change
Product Line
ProductCenter	$699	$743	$(44)	(6.0)%
CADRA	458	508	(50)	(10.0)
Other	8	10	(2)	(20.0)
Total	$1,165	$1,261	$(96)	(7.6)%

Maintenance revenue was approximately $1.0 million for the three months ended August 31, 2012, as compared to $1.1 million for the same period in the prior fiscal year. ProductCenter maintenance revenue was down approximately 8% for the three month period ended August 31, 2012 compared to the prior period due primarily to the loss of a few maintenance customers during fiscal year 2012 that have not been replaced with new software purchases. CADRA maintenance revenue for the three month period ended August 31, 2012 decreased by approximately 9% compared to the prior fiscal year due primarily to the decline in the Euro relative to the U.S. dollar in the current quarter as compared to the same period in the prior fiscal year as noted above.

Consulting revenue was approximately $191,000 for the three months ended August 31, 2012, a decrease of 2% from the same period in the prior fiscal year. More than 90% of the consulting revenue is generated from professional services provided to our ProductCenter customer base. The reduced product revenue for this product line as described above had a detrimental impact on the consulting revenue (installation and training services normally sold with the product sale) this quarter as compared to the same period last fiscal year.

Royalties from sale of patents

Royalties from sale of patents was approximately $190,000 for the three months ended August 31, 2012.

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing three new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

In June 2012 the Company sold its rights, title and interests in three of its U.S. patents (“Patents”) in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”). The agreement gives the Buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents, the Company is due 30% of the net proceeds (the “Net Proceeds”), as defined in the agreement. The Initial Payment shall be reimbursable from Net Proceeds to the extent any are due. There can be no assurance that the Company will derive any additional monies from the Patents, however.

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means on monetizing the "Patents" to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $190,000; and Support Services - $10,000. The revenue allocated to support services has been deferred and will be recognized as revenue when the services are performed.

Gross Margin

Gross margin as a percentage of revenue was 78.8% for the three month period ended August 31, 2012 as compared to 77.7% in the same period in the prior fiscal year. The increase in gross margin was due to a 9% reduction in the cost of service revenue in the current quarter as compared to the same period in the prior fiscal year as some resources that have historically been focused on performing training, implementation and other consulting tasks were allocated to other development tasks that are not yet revenue generating.

Research and Development Expenses

Research and development expenses were approximately $244,000 for the three month period ended August 31, 2012 as compared to approximately $383,000 in the comparable period in fiscal 2012. Approximately $80,000 of the reduced spending was due to an allocation of some development resources to new product initiatives for which the costs must be capitalized. Another $60,000 of reduced spending resulted from the cessation of offshore, third party development during the current fiscal year. These third party costs are variable in nature and will fluctuate with workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $758,000 for the three month period ended August 31, 2012 as compared to approximately $708,000 for the comparable period in fiscal year 2012. This 7% increase in spending was due primarily to increased professional fees incurred during the current quarter compared to the same period in the prior fiscal year.

Interest Expense

Interest expense for the three month period ended August 31, 2012 was approximately $65,000, as compared to approximately $91,000 for the comparable period in the prior fiscal year. This decrease was due to the paydown of debt principal by nearly $800,000 during the last twelve months which reduced our borrowing costs.

Net Income

Net income for the three month period ended August 31, 2012 was approximately $173,000 or $.17 per share as compared to approximately $53,000 or $.05 per share for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended August 31, 2012 the net cash used in operating activities totaled approximately $196,000. Net income adjusted for non-cash expenditures generated $223,000 which was offset by a reduction in current assets and liabilities totaling approximately $419,000, the most significant of which was a $500,000 decrease in our deferred maintenance revenue liability. This change in deferred maintenance revenue is the result of the maintenance billing cycle that peaks in the December to February time period.

Net cash used in investing activities for the three months ended August 31, 2012 was approximately $122,000 primarily composed of capitalized software development costs related to new products.

Net cash used in financing activities totaled approximately $181,000 composed primarily of $180,000 of scheduled principal repayment on our debt facility.

Sources of Cash

As of August 31, 2012, we had cash on hand of approximately $100,000, a decrease of approximately $495,000 from May 31, 2012. The Company’s net income adjusted for non-cash expenses together with its $595,000 in cash at the beginning of the fiscal year provided the liquidity to fund the above described cash utilization. The Company has a $300,000 line of credit that was not utilized during the quarter ended August 31, 2012.

Our expectation for the next twelve months is that our net cash provided by operations will improve as a result of increase profitability while maintaining our current level of liabilities.

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

As of the end of the period covered by this report (August 31, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s.  The 2D marketplace is dominated by AutoCAD, a product offered by Autodesk. Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenues are also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years. Given these factors, as well as the uncertain economic conditions, we do not believe the revenue growth experienced by CADRA over the last two fiscal years is sustainable.  This had been driven by non-maintenance CADRA users upgrading their operating systems thereby necessitating a CADRA purchase.

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

As of August 31, 2012, we had $1.77 million of outstanding indebtedness under our term loan with One Conant Capital, and have not utilized any of the $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

Prior to the Recapitalization Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results from Operations” above, we defaulted on our previous debt arrangement with Greenleaf Capital, Inc. (“Greenleaf”).  Specifically, in June 2010, we failed to make the scheduled loan payments in accordance with our term loan and revolving line of credit with Greenleaf, our sole debt provider at the time, which triggered the default. In 1999, we defaulted on our loan facility with Imperial Bank for failure to meet required profit and cash flow thresholds. Subsequent to each of the aforementioned debt defaults, satisfactory repayment agreements were reached with each lender.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the three months ended August 31, 2012, North America accounted for approximately 68%, Europe for approximately 21% and Asia for approximately 11% of our revenue which was not materially different from the percentages for fiscal year 2011. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

The shares of our common stock are traded on the OTCQB marketplace tier. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value of the business. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

See Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: October 15, 2012	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 15, 2012	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
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