Form 10-Q
period 2012-11-30
SOFTECH INC
filed 2013-01-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Yes      . No   X  .

The number of shares outstanding of registrant’s common stock at January 8, 2013 was 1,040,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	November 30, 2012	May 31, 2012
ASSETS

Cash and cash equivalents	$109	$595
Accounts receivable (less allowance for uncollectible accounts of $29 as of November 30, 2012 and May 31, 2012)	1,060	757
Prepaid and other assets	256	308
Total current assets	1,425	1,660

Property and equipment, net	83	42
Goodwill	4,249	4,246
Capitalized software development costs, net	302	172
Capitalized patent costs	88	82
Debt issuance costs, net	157	210
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,440	$6,548

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$315	$266
Accrued expenses	314	333
Other current liabilities	89	70
Deferred maintenance revenue	1,567	2,194
Current portion of capital lease	13	5
Current portion of long-term debt	720	720

Total current liabilities	3,018	3,588

Capital lease, net of current portion	45	4
Other long-term liabilities	20	47
Long-term debt, net of current portion	1,420	1,480

Total liabilities	4,503	5,119

Redeemable common stock, $0.10 par value, 20,000 shares issued and outstanding at November 30, 2012	110	-

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 1,015,135 issued and outstanding at November 30, 2012 and May 31, 2012	100	100
Capital in excess of par value	27,445	27,478
Accumulated deficit	(25,268)	(25,693)
Accumulated other comprehensive loss	(450)	(456)
Total shareholders’ equity	1,827	1,429

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$6,440	$6,548

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	November 30,	November 30,
	2012	2011

Revenue:
Products	$478	$333
Services	1,194	1,372
Royalties from sale of patents	100	-
Total revenue	1,772	1,705

Cost of revenue:
Products	24	8
Services	323	344
Total cost of revenue	347	352

Gross margin	1,425	1,353

Research and development expenses	323	337
Selling, general and administrative expenses	789	718

Operating income	313	298

Interest expense	69	85
Other (income) expense	(8)	26

Net income	$252	$187

Basic and diluted net income per share:	$0.25	$0.19

Weighted average common shares outstanding-basic	995,468	995,135
Weighted average common shares outstanding-diluted	997,751	995,135

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended

	November 30,	November 30,
	2012	2011

Revenue:
Products	$693	$636
Services	2,359	2,633
Royalties from sale of patents	290	-
Total revenue	3,342	3,269

Cost of revenue:
Products	49	16
Services	631	684
Total cost of revenue	680	700

Gross margin	2,662	2,569

Research and development expenses	567	720
Selling, general and administrative expenses	1,547	1,427

Operating income	548	422

Interest expense	134	176
Other (income) expense	(11)	6

Net income	$425	$240

Basic and diluted net income per share:	$0.43	$0.24

Weighted average common shares outstanding-basic	995,295	995,135
Weighted average common shares outstanding-diluted	996,572	995,135

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	(in thousands)
	For the Three Months Ended

	November 30,	November 30,
	2012	2011

Net income	$252	$187

Other comprehensive income:
Foreign currency translation adjustment	12	(7)

Total other comprehensive income	12	(7)

Comprehensive income	$264	$180

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	(in thousands)
	For the Six Months Ended

	November 30,	November 30,
	2012	2011

Net income	$425	$240

Other comprehensive income:
Foreign currency translation adjustment	6	(29)

Total other comprehensive income	6	(29)

Comprehensive income	$431	$211

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Six Months Ended

	November 30,	November 30,
	2012	2011
Cash flows from operating activities:
Net income	$425	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102	75
Stock-based compensation	4	4
Change in current assets and liabilities:
Accounts receivable	(303)	33
Prepaid expenses and other assets	48	89
Accounts payable, accrued expenses and other liabilities	(2)	(506)
Deferred maintenance revenue	(630)	(678)
Total adjustments	(781)	(983)
Net cash used in operating activities	(356)	(743)

Cash flows from investing activities:
Collection of note receivable from sale of product line	-	75
Capitalized software development costs	(159)	-
Capitalized patent costs	(6)	-
Capital expenditures	(2)	(4)
Net cash provided by (used in) investing activities	(167)	71

Cash flows from financing activities:
Cost of issuance of common stock	-	(95)
Proceeds from issuance of redeemable common stock, net of issuance costs	98	-
Borrowings under debt agreements	300	-
Repayment under debt agreements	(360)	(360)
Repayments under capital lease	(4)	(3)
Net cash provided by (used in) financing activities	34	(458)

Effect of exchange rates on cash	3	(24)
Decrease in cash and cash equivalents	(486)	(1,154)
Cash and cash equivalents, beginning of period	595	1,586
Cash and cash equivalents, end of period	$109	$432

Supplemental disclosures of cash flow information:
Interest paid	$84	$132
Taxes paid	$2	$3

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment under capital lease	$53	$-
Accretion of redeemable common stock	$36	$-

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

During the three and six month periods ended November 30, 2012, the Company capitalized approximately $48,000 and $159,000, respectively, of software development costs related to new products. Amortization expense related to capitalized software development for the three and six month periods ending November 30, 2012 was approximately $16,000 and $28,000, respectively.  The Company did not capitalize any software development costs for the comparable periods in fiscal 2012.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with People’s United Bank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for the three and six month periods ended November 30, 2012 was approximately $29,000 and $59,000, respectively, as compared to approximately $29,000 and $57,000 for the comparable periods in the prior fiscal year.

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

As of May 31, 2012, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended November 30, 2012 to warrant interim impairment testing.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $230 and $6,000, respectively, for the three and six month periods ending November 30, 2012.  The Company did not capitalize any patent costs during the three and six month periods ended November 30, 2011.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2012, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009. During fiscal 2012, all options awarded under the 1994 Stock Option Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of November 30, 2012, 10,000 options were awarded and outstanding under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2011	1,350	$1.80	0.50	$810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	0.86	-	-

Outstanding options at May 31, 2012	10,000	2.40	9.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at November 30, 2012	10,000	$2.40	8.52	$6,000

Exercisable at November 30, 2012	3,889	$2.40	8.52	$2,836

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

For the three and six month periods ended November 30, 2012 and 2011, the Company expensed approximately $2,000 and $4,000, respectively, of stock-based compensation. The weighted-average fair value of the 10,000 options granted in fiscal 2012 was estimated as $2.35 per share on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in the three and six month periods November 30, 2012 and 2011. For the three and six month periods ended November 30, 2012, the Company recorded a net (gain) loss from foreign currency related transactions of approximately ($8,000) and ($11,000), respectively, as compared to approximately $26,000 and $6,000 for the comparable periods in the prior fiscal year, to Other (income) expense in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	November 30, 2012	May 31, 2012
	(Amounts in thousands)

Property and equipment	$2,202	$2,125
Accumulated depreciation and amortization	(2,119)	(2,083)
Property and equipment, net	$83	$42

REEDEMABLE COMMON STOCK

In November 2012, the Company issued 20,000 shares of common stock, $.10 par value (the” Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $100,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitles the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period (the “Payment Period”) following the investment.  The Agreement also provides the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period following the Payment Period.

The Company first assessed the redeemable Common Stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480. In that the Put Option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed the Put Option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the Put Option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the Common Stock issued pursuant to Agreement in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 20,000 shares of Common Stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $74,000. This amount is equal to the gross proceeds of $100,000, less $2,000 in issuance costs related to legal fees and the $24,000 Fee, which has been included in other liabilities. The Company elected to record the Common Stock at its redemption value of $110,000 immediately and accordingly recorded accretion of $36,000 to additional paid in capital during the period ended November 30, 2012.

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income for each period:

	For the Three Months Ended
	November 30, 2012	November 30, 2011
	(amounts in thousands)

Net income available to common shareholders	$252	$187

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	995,468	995,135
Incremental shares from the assumed exercise of
dilutive stock options	2,283	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	997,751	995,135

	For the Six Months Ended
	November 30, 2012	November 30, 2011
	(amounts in thousands)

Net income available to common shareholders	$425	$240

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	995,295	995,135
Incremental shares from the assumed exercise of
dilutive stock options	1,277	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	996,572	995,135

For the three and six month periods ended November 30, 2012, all options were included in the above calculation.  For both the three and six month periods ended November 30, 2011, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

	Three Month Periods Ended
Revenue:	November 30, 2012	November 30, 2011
North America	$1,215	$1,298
Europe	604	494
Asia	120	193
Eliminations	(167)	(280)
Consolidated Total	$1,772	$1,705

	Six Month Periods Ended
Revenue:	November 30, 2012	November 30, 2011
North America	$2,413	$2,385
Europe	937	889
Asia	286	324
Eliminations	(294)	(329)
Consolidated Total	$3,342	$3,269

Long Lived Assets:	As of November 30, 2012	As of May 31, 2012
North America	$4,897	$4,769
Europe	118	119
Consolidated Total	$5,015	$4,888

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

In connection with the Rights Agreement, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, par value $.10 per share, of the Company. The dividend was issued on February 15, 2012 to the stockholders of record on February 15, 2012. Each Right entitles the registered holder to purchase from the Company one share of common stock in certain circumstances at a price of $5.00 per share of common stock, subject to adjustment.

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

In September 2012, the Patent agreement was amended to include two other U.S. patents (“Additional Patents”) both entitled Product Development System and Method Using Integrated Process and Data Management. These Additional Patents were derived from the development work related to our ProductCenter product line and are a core and essential capability within that product offering. The Company received a limited, non-exclusive, royalty-free license under the Additional Patents to make, use, offer to sell or sell our products or services. As a result of the amendment, the Initial Payment was increased by $100,000.

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

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means of monetizing the Patents to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. Additional monies due the Company in the form of royalties from its 30% share of Net Proceeds will be recorded in the quarterly period in which the Buyer notifies the Company such payments are due. Such notification and payment, if any, are due thirty calendar days after the end of each calendar quarter. The revenue allocated to support services has been deferred and will be recognized as revenue when the services are performed.  There can be no assurance that the Company will derive any other monies from the Additional Patents, however.

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

In December 2012, the Company issued an additional 25,000 shares of Common Stock at a purchase price of $5.00 per share to an existing shareholder in a private placement transaction for total proceeds of $125,000.  This transaction was completed pursuant to a Securities Purchase Agreement with the same terms as the November 2012 private placement transactions described herein.

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

Since the Recapitalization Transaction described in Note A to the condensed Consolidated Financial Statements herein, the Company has also been actively engaged in acquiring and filing three new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2012 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended November 30, 2012.

Results of Operations

Three and Six Months Ended November 30, 2012, as Compared to Three and Six Months Ended November 30, 2011

The table below presents the comparative income statements for the three month periods ended November 30, 2012 and November 30, 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2012	November 30, 2011	Change in $	Change in %
Revenue:
Products	$478	$333	$145	$43.5%
Services	1,194	1,372	(178)	(13.0)
Royalties from sale of patents	100	-	100	-
Total revenue	1,772	1,705	67	3.9

Cost of revenue:
Products	24	8	16	200.0
Services	323	344	(21)	(6.1)
Total cost of revenue	347	352	(5)	(1.4)

Gross margin	1,425	1,353	72	5.3

Research and development expenses	323	337	(14)	(4.2)
Selling, general and administration expenses	789	718	71	9.9

Operating income	313	298	15	5.0

Interest expense	69	82	(13)	(15.9)
Other (income) expense	(8)	29	(37)	(127.6)

Net income	$252	$187	$65	34.8%

The table below presents the comparative income statements for the six month periods ended November 30, 2012 and November 30, 2011 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2012	November 30, 2011	Change in $	Change in %
Revenue:
Products	$693	$636	$57	9.0%
Services	2,359	2,633	(274)	(10.4)
Royalties from sale of patents	290	-	290	-
Total revenue	3,342	3,269	73	2.2

Cost of revenue:
Products	49	16	33	206.3
Services	631	684	(53)	(7.7)
Total cost of revenue	680	700	(20)	(2.9)

Gross margin	2,662	2,569	93	3.6

Research and development expenses	567	720	(153)	(21.3)
Selling, general and administration expenses	1,547	1,427	120	8.4

Operating income	548	422	126	29.9

Interest expense	134	170	(36)	(21.2)
Other (income) expense	(11)	12	(23)	(191.7)

Net income	$425	$240	$185	77.1%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended November 30, 2012 and November 30, 2011:

Items as a percentage of revenue
	November 30,	November 30,
	2012	2011
Revenue:
Products	27.0%	19.5%
Services	67.4	80.5
Royalties from sale of patents	5.6	-
Total revenue	100.0	100.0

Cost of revenue:
Products	1.4	0.5
Services	18.2	20.2
Total cost of revenue	19.6	20.7

Gross margin	80.4	79.3

Research and development expenses	18.2	19.8
Selling, general and administrative expenses	44.5	42.1

Operating income	17.7	17.4

Interest expense	3.9	4.8
Other (income) expense	(0.5)	1.7

Net income	14.2%	10.9%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the six month periods ended November 30, 2012 and November 30, 2011:

Items as a percentage of revenue
	November 30,	November 30,
	2012	2011
Revenue:
Products	20.7%	19.5%
Services	70.6	80.5
Royalties from sale of patents	8.7	-
Total revenue	100.0	100.0

Cost of revenue:
Products	1.4	0.5
Services	18.9	20.9
Total cost of revenue	20.3	21.4

Gross margin	79.7	78.6

Research and development expenses	17.0	22.0
Selling, general and administrative expenses	46.3	43.7

Operating income	16.4	12.9

Interest expense	4.0	5.2
Other (income) expense	(0.3)	0.4

Net income	12.7%	7.3%

Revenue

The following table summarizes total revenue by product line for the three month periods ended November 30, 2012 and November 30, 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$766	$868	$(102)	(11.8)%
CADRA	898	815	83	10.2
Royalties from sale of patents	100	-	100	-
Other	8	22	(14)	(63.6)
Total	$1,772	$1,705	$67	3.9%

The following table summarizes total revenue by product line for the six month periods ended November 30, 2012 and November 30, 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$1,482	$1,683	$(201)	(11.9)%
CADRA	1,536	1,540	(4)	(0.3)
Royalties from sale of patents	290	-	290	-
Other	34	46	(12)	(26.1)
Total	$3,342	$3,269	$73	2.2%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current quarter compared to the same period in fiscal 2012.

Product Revenue

Product revenue for the three and six month periods ended November 30, 2012 was approximately $478,000 and $693,000, respectively, as compared to approximately $333,000 and $636,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended November 30, 2012 and 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$45	$119	$(74)	(62.2)%
CADRA	433	200	233	116.5
Other	-	14	(14)	-
Total	$478	$333	$145	43.5%

The table below details product revenue by product line for the six month periods ended November 30, 2012 and 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$62	$191	$(129)	(67.5)%
CADRA	613	417	196	47.0
Other	18	28	(10)	(35.7)
Total	$693	$636	$57	9.0%

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

Our product revenue for ProductCenter for the current quarter was below expectation and a slight improvement from the prior quarter, however, the number and dollar value of proposals, including several new customers and expansion opportunities within our customer base, in the near term sales pipeline have been the strongest since the completion of the Recapitalization Transaction.  For all of the aforementioned reasons, estimating the receipt of customer orders is difficult but we are reasonably optimistic that we will grow our year over year product revenue for this technology offering.

Our CADRA technology is a desktop solution. The CADRA product revenue growth in the current quarter of more than 100% compared to the same period in the prior fiscal year was the result of a major expansion in the use of this technology by a long time European customer.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2012 and 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$721	$749	$(28)	(3.7)%
CADRA	465	615	(150)	(24.4)
Other	8	8	-	-
Total	$1,194	$1,372	$(178)	(13.0)%

The table below summarizes service revenue by product line for the six months ended November 30, 2012 and 2011 (in thousands, except percentages):

	November 30,
	2012	2011	$ Change	% Change
Product Line
ProductCenter	$1,420	$1,492	$(72)	(4.8)%
CADRA	923	1,123	(200)	(17.8)
Other	16	18	(2)	(11.1)
Total	$2,359	$2,633	$(274)	(10.4)%

Maintenance revenue was approximately $1.0 million and $2.0 million for the three and six month periods ended November 30, 2012, respectively, as compared to approximately $1.2 million and $2.2 million for the same period in the prior fiscal year. ProductCenter maintenance revenue was down approximately 12% and 10% for the three and six month periods ended November 30, 2012, respectively, compared to the periods in the prior fiscal year due primarily to the loss of a few maintenance customers during fiscal year 2012 that have not been replaced with new maintenance customers in 2013. CADRA maintenance revenue for the three and six month periods ended November 30, 2012 decreased by approximately 23.4% and 17.0%, respectively, compared to the prior fiscal year. During the quarter ended November 30, 2011, we recognized approximately $85,000 of maintenance revenue for services performed for the period from January through August 2011 for a European customer that was late in submitting a purchase order. The remaining decline in maintenance revenue of 10% for both of the three and six month periods ended November 30, 2012 as compared to the same periods in the prior fiscal year was due to continued decline in the CADRA maintenance base particularly in North America, a steady trend for the last several years.

Consulting revenue was approximately $225,000 and $416,000 for the three and six months ended November 30, 2012, respectively, an increase of approximately 14.8% and 6.4% from the same periods in the prior fiscal year. More than 90% of the consulting revenue is generated from professional services provided to our ProductCenter customer base.  The increased consulting revenue experienced in fiscal 2013 was due to a combination of new projects from our existing customers as well as several projects originating from our recently announced technology partnerships.

Royalties from sale of patents

Royalties from sale of patents was approximately $100,000 and $290,000 for the three and six months ended November 30, 2012, respectively.

Since the Recapitalization Transaction, the Company has also been actively engaged in acquiring and filing three new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

In June 2012 the Company sold its rights, title and interests in three of its U.S. patents (“Patents”) in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”) and in September 2012, the agreement was amended to include two other U.S. patents (“Additional Patents”) and the Initial Payment was increased by $100,000.  The agreement gives the Buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents, the Company is due 30% of the net proceeds (the “Net Proceeds”), as defined in the agreement. The Initial Payment shall be reimbursable from Net Proceeds to the extent any are due. There can be no assurance that the Company will derive any additional monies from the Patents, however.

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means on monetizing the "Patents" to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. The revenue allocated to support services has been deferred and will be recognized as revenue when the services are performed.

Gross Margin

Gross margin as a percentage of revenue was approximately 80.4% and 79.7% for the three and six month periods ended November 30, 2012, respectively, as compared to approximately 79.4% and 78.6% in the same periods in the prior fiscal year. The increase in gross margin was due to a reduction in the cost of service revenue in fiscal year 2013 as compared to the same periods in the prior fiscal year as some resources that have historically been focused on performing training, implementation and other consulting tasks were allocated to other development tasks that are not yet revenue generating.

Research and Development Expenses

Research and development expenses were approximately $323,000 and $567,000 for the three and six month periods ended November 30, 2012, respectively, as compared to approximately $337,000 and $720,000 in the comparable periods in fiscal 2012. Since the March 2011 Recapitalization Transaction we have invested in the development of new products that have the potential for generating new revenue streams. During some phases of the development of those new products certain costs are capitalizable. During the three and six month periods ended November 30, 2012 approximately $48,000 and $159,000, respectively, was capitalized related to these investments.  No development costs were capitalized in fiscal 2012. In addition, during the first quarter of the prior year we had spending of approximately $60,000 related to third party development resources that have not been utilized since that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $789,000 and $1.5 million for the three and six month periods ended November 30, 2012, respectively, as compared to approximately $718,000 and $1.4 million for the comparable periods in fiscal year 2012. This increase in spending was due primarily to increased professional fees incurred during the first half of fiscal 2013 compared to the same period in the prior fiscal year.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2012 was approximately $69,000 and $134,000, respectively, as compared to approximately $85,000 and $176,000 for the comparable periods in the prior fiscal year. This decrease was due to the paydown of debt principal by nearly $800,000 during the last twelve months which reduced our borrowing costs.

Net Income

Net income for the three and six month periods ended November 30, 2012 was approximately $252,000 and $425,000 or $.25 and $.43 per share, respectively, as compared to approximately $187,000 and $240,000 or $.19 and $.24 per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the six month periods ended November 30, 2012, the net cash used in operating activities totaled approximately $356,000. Net income adjusted for non-cash expenditures generated approximately $531,000 which was offset by an increase in accounts receivable of approximately $303,000 and a decrease of approximately $630,000 in deferred maintenance revenue liability. The increase in accounts receivable was due to an increase in our second quarter’s revenue compared to the fourth quarter of fiscal year 2012 of approximately $266,000. The decrease in deferred maintenance revenue is the result of the uneven billing cycle for annual maintenance contracts that are at the lowest point in the first half of the fiscal year and peaks in the December to February time period.

Net cash used in investing activities for the six months ended November 30, 2012 was approximately $167,000 primarily composed of capitalized software development costs related to new products.

Net cash provided by financing activities totaled approximately $34,000 composed primarily of $360,000 of scheduled principal repayments on our debt facility offset by borrowing on our line of credit and the proceeds of $100,000 from the sale of Common Stock.

In November 2012 the Board of Directors approved the sale of up to 10% (such amount equaling 99,500 shares) of the Company’s outstanding common stock, $.10 par value (the “Common Stock”) in private placements to accredited investors (collectively the “Investors”) at $5.00 per share in increments of 5,000 shares (a “Bundle”). Each Bundle shall give the Investors the right to payments totaling $6,000 to be paid in six equal quarterly increments in the eighteen month period following the purchase (the “Payment Period”). During the thirty day period following the Payment Period the Investors shall have the right to require the Company to repurchase the Common Stock acquired in this private placement at $5.50 per share.

In November 2012, the Company sold 20,000 share of Common Stock in exchange for $100,000 to three existing shareholders and in December 2012 sold an additional 25,000 shares of Common Stock in exchange for $125,000 to an existing shareholder under this arrangement. The Company intends to use the proceeds for working capital and other general corporate purposes.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses. Accordingly, the Board of Directors of the Company approved in advance the purchase of the shares by the Investors in these transactions as “Exempt Transactions” as defined in Section 1(o) of the Company’s Rights Agreement, dated February 3, 2012, between the Company and the Registrar and Transfer Company.

Sources of Cash

As of November 30, 2012, we had cash on hand of approximately $109,000, a decrease of approximately $486,000 from May 31, 2012. The Company’s net income adjusted for non-cash expenses together with its $595,000 in cash at the beginning of the fiscal year, its $300,000 line of credit and the proceeds from the sale of Common Stock provided the liquidity to fund the above described cash utilization.

A majority of the Company’s revenue derives from annual software maintenance agreements with its customers that previously licensed its technology. Approximately 32% of those maintenance contracts renew during the months of January and February. The Company’s first and second quarter maintenance renewals total only 34% of the annual maintenance billings. As a result, the Company’s operating activities historically use cash during Q1 and Q2 and provide cash in Q3 and Q4.

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

As of the end of the period covered by this report (November 30, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

As of November 30, 2012, we had $1.89 million of outstanding indebtedness under our term loan with One Conant Capital, and have utilized the $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

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

We may not have sufficient funds, to repurchase Common Stock pursuant to the Put Right feature in our November/December 2012 private placement if exercised or to pay the quarterly Fee when we are required to do so.

Investors in our private placement in November/December 2012 have certain contractual rights, such as the right to require us to repurchase Common Stock for a purchase price of $5.50 per for a 30-day period commencing in May 2014 and the right to receive quarterly Fees. Our existing loan agreement with One Conant Capital which expires in February 2014 prohibits us from repurchasing any stock without their written consent. The One Conant Capital indebtedness is being paid down according to schedule and we currently expect the facility will be fully repaid at its expiration date of February 2014 before the Put Right can be exercised.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the six months ended November 30, 2012, North America accounted for approximately 59%, Europe for approximately 34% and Asia for approximately 7% of our revenue which was not materially different from the percentages for fiscal year 2012. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

Three of the four members of our board of directors participated in the private placement in March 2011 and own approximately 24% of our outstanding shares. In addition, Greenleaf, the beneficial owner of 271,411 shares of common stock, or 26.7% of our shares currently outstanding, has agreed to vote all of its and its affiliates’ shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors for a three year period ending on March 8, 2014. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2012, the Company entered into an Agreement with certain Investors, whereby the Investors acquired approximately 20,000 shares of Common Stock. The Company agreed to pay the Investors $6,000 for each $25,000 investment (common share lots of 5,000 at $5.00 per share) in six equal quarterly installments over the eighteen month Payment Period following the investment. In addition, the Company agreed to repurchase the Common Stock at $5.50 per share if requested by the Investor(s) during the 30-day period following the eighteen-month Payment Period.  During the three months ended November 30, 2012, the Company received approximately $100,000 in exchange for Common Stock.  The Company intends to use the proceeds for working capital and other general corporate purposes.

The offer and sale of securities in the private placements were made to accredited investors under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the Investor regarding the Company or the securities offered.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 14, 2013	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 14, 2013	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
3.1

Articles of Organization, as amended through October 12, 1988 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).

3.1.1	Articles of Amendment to Articles of Organization, dated April 15, 2011 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1, filed on June 9, 2011).
3.1.2	Articles of Amendment to Articles of Organization, effective June 7, 2011 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1, filed on June 9, 2011).
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 14, 2008).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed December 4, 2012)
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.