Form 10-Q
period 2013-02-28
SOFTECH INC
filed 2013-04-15
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at April 8, 2013 was 1,045,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	February 28, 2013	May 31, 2012
ASSETS

Cash and cash equivalents	$2	$595
Accounts receivable (less allowance for uncollectible accounts of $29 as of February 28, 2013 and May 31, 2012)	1,177	757
Prepaid and other assets	531	308
Total current assets	1,710	1,660

Property and equipment, net	70	42
Goodwill	4,250	4,246
Capitalized software development costs, net	331	172
Capitalized patent costs	88	82
Debt issuance costs, net	127	210
Notes receivable and other assets	136	136

TOTAL ASSETS	$6,712	$6,548

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$191	$266
Accrued expenses	484	333
Other current liabilities	308	70
Deferred maintenance revenue	2,007	2,194
Current portion of capital lease	13	5
Current portion of long-term debt	1,645	720

Total current liabilities	4,648	3,588

Capital lease, net of current portion	42	4
Other long-term liabilities	10	47
Long-term debt, net of current portion	-	1,480

Total liabilities	4,700	5,119

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at February 28, 2013	275	-

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 1,045,135 and 995,135 issued and outstanding at February 28, 2013 and May 31, 2012, respectively	100	100
Capital in excess of par value	27,367	27,478
Accumulated deficit	(25,283)	(25,693)
Accumulated other comprehensive loss	(447)	(456)
Total shareholders’ equity	1,737	1,429

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$6,712	$6,548

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	February 28,	February 29,
	2013	2012

Revenue:
Products	$244	$530
Services	1,215	1,130
Total revenue	1,459	1,660

Cost of revenue:
Products	38	38
Services	293	342
Total cost of revenue	331	380

Gross margin	1,128	1,280

Research and development expenses	231	238
Selling, general and administrative expenses	848	830

Operating income	49	212

Interest expense	63	74
Other (income) expense	-	1

Net income(loss)	$(14)	$137

Basic and diluted net income per share:	$(0.01)	$0.14

Weighted average common shares outstanding-basic	1,039,302	995,135
Weighted average common shares outstanding-diluted	1,040,573	995,135

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine Months Ended

	February 28,	February 29,
	2013	2012

Revenue:
Products	$936	$1,166
Services	3,574	3,763
Royalties from sale of patents	290	-
Total revenue	4,800	4,929

Cost of revenue:
Products	88	54
Services	924	1,026
Total cost of revenue	1,012	1,080

Gross margin	3,788	3,849

Research and development expenses	799	958
Selling, general and administrative expenses	2,391	2,257

Operating income	598	634

Interest expense	198	250
Other (income) expense	(11)	7

Net income	$411	$377

Basic and diluted net income per share:	$0.41	$0.38

Weighted average common shares outstanding-basic	1,009,567	995,135
Weighted average common shares outstanding-diluted	1,010,842	995,135

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

	(in thousands)
	For the Three Months Ended

	February 28,	February 29,
	2013	2012

Net income(loss)	$(14)	$137

Other comprehensive income:
Foreign currency translation adjustment	3	14

Total other comprehensive income	3	14

Comprehensive income(loss)	$(11)	$151

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	(in thousands)
	For the Nine Months Ended

	February 28,	February 29,
	2013	2012

Net income	$411	$377

Other comprehensive income:
Foreign currency translation adjustment	9	(15)

Total other comprehensive income	9	(15)

Comprehensive income	$420	$362

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Nine Months Ended

	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net income	$411	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	161	106
Stock-based compensation	6	6
Change in current assets and liabilities:
Accounts receivable	(420)	(340)
Prepaid expenses and other assets	(228)	104
Accounts payable, accrued expenses and other liabilities	217	(478)
Deferred maintenance revenue	(187)	(60)
Total adjustments	(451)	(662)
Net cash used in operating activities	(40)	(285)

Cash flows from investing activities:
Collection of note receivable from sale of product line	-	134
Capitalized software development costs	(207)	(139)
Capitalized patent costs	(6)	-
Capital expenditures	(2)	(14)
Net cash used in investing activities	(215)	(19)

Cash flows from financing activities:
Cost of issuance of common stock	-	(112)
Proceeds from issuance of redeemable common stock, net of issuance costs	223	-
Borrowings under debt agreements	300	-
Repayment under debt agreements	(855)	(540)
Repayments under capital lease	(7)	(4)
Net cash used in financing activities	(339)	(656)

Effect of exchange rates on cash	1	(9)
Decrease in cash and cash equivalents	(593)	(969)
Cash and cash equivalents, beginning of period	595	1,586
Cash and cash equivalents, end of period	$2	$617

Supplemental disclosures of cash flow information:
Interest paid	$110	$182
Taxes paid	$2	$2

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment under capital lease	$53	$-
Accretion of redeemable common stock	$112	$-

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

ADVANCE FROM RELATED PARTY

On February 28, 2013 the Company received a $200,000 advance payment from a related party in anticipation of the sale of certain specified assets. The sale was never completed and the funds were returned in full on March 15, 2013. The advance was included in prepaid expenses and other assets as restricted cash, with an offsetting liability included in other current liabilities as of February 28, 2013.

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

During the three and nine month periods ended February 28, 2013, the Company capitalized approximately $49,000 and $207,000, respectively, of software development costs related to new products. Amortization expense related to capitalized software development for the three and nine month periods ending February 28, 2013 was approximately $20,000 and $48,000, respectively. The Company capitalized $139,000 of software development costs for the three and nine months ended February 29, 2012.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  During fiscal 2011, the Company incurred total costs of approximately $330,000 in connection with entering into the debt agreement with People’s United Bank and its subsidiary, One Conant Capital, LLC.  These costs have been capitalized and are being amortized over the three year life of the loan.  Amortization expense related to debt issuance costs for the three and nine month periods ended February 28, 2013 was approximately $29,000 and $88,000, respectively, as compared to approximately $29,000 and $85,000 for the comparable periods in the prior fiscal year.

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

As of May 31, 2012, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended February 28, 2013 to warrant interim impairment testing.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $6,000 for the nine month periods ending February 28, 2013.  The Company did not incur or capitalize any patent costs during the three and nine month periods ended February 29, 2012.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of February 28, 2013, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009. During fiscal 2012, all options awarded under the 1994 Stock Option Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of February 28, 2013, 10,000 options were awarded and outstanding under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2011	1,350	$1.80	0.50	$810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	0.86	-	-

Outstanding options at May 31, 2012	10,000	2.40	9.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at February 28, 2013	10,000	$2.40	8.28	$6,600

Exercisable at February 28, 2013	5,556	$2.40	8.28	$3,667

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

For the three and nine month periods ended February 28, 2013 and February 29, 2012, the Company expensed approximately $2,000 and $6,000, respectively, of stock-based compensation. The weighted-average fair value of the 10,000 options granted in fiscal 2012 was estimated as $2.35 per share on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in the three and nine month periods February 28, 2013 and February 29, 2012. For the three months ended February 28, 2013, the Company did not record a net (gain) loss from foreign currency related transactions and for the nine month period ended February 28, 2013, the Company recorded a net (gain) loss of approximately ($11,000), as compared to approximately $1,000 and $13,000 for the comparable periods in the prior fiscal year, to Other (income) expense in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	February 28, 2013	May 31, 2012
	(Amounts in thousands)

Property and equipment	$2,206	$2,125
Accumulated depreciation and amortization	(2,136)	(2,083)
Property and equipment, net	$70	$42

REEDEMABLE COMMON STOCK

During the last two quarters,  the Company issued 50,000 shares of common stock, $.10 par value (the “Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitles the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period (the “Payment Period”) following the investment.  The Agreement also provides the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period following the Payment Period.

The Company first assessed the redeemable Common Stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480. In that the Put Option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed the Put Option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the Put Option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the Common Stock issued pursuant to the Agreement in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 50,000 shares of Common Stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $163,000. This amount is equal to the gross proceeds of $250,000, less $27,000 in issuance costs related to legal fees and the $60,000 Fee, which has been included in other liabilities. The Company elected to record the Common Stock at its redemption value of $275,000 immediately and accordingly recorded accretion of $112,000 to additional paid in capital during the nine months ended February 28, 2013.

NET INCOME(LOSS) PER COMMON SHARE

Basic and diluted net income(loss) per share are computed by dividing the net income(loss) by the weighted-average number of common shares outstanding. Diluted net income(loss) per share is computed by dividing net income(loss) by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is antidilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income for each period:

	For the Three Months Ended
	February 28, 2013	February 29, 2012
	(amounts in thousands)

Net income(loss) available to common shareholders	$(14)	$137

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	1,039,302	995,135
Incremental shares from the assumed exercise of
dilutive stock options	1,271	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	1,040,573	995,135

	For the Nine Months Ended
	February 28, 2013	February 29, 2012
	(amounts in thousands)

Net income available to common shareholders	$411	$377

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	1,009,567	995,135
Incremental shares from the assumed exercise of
dilutive stock options	1,275	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	1,010,842	995,135

For the three and nine month periods ended February 28, 2013, all options were included in the above calculation.  For both the three and nine month periods ended February 29, 2012, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

	Three Month Periods Ended
Revenue:	February 28, 2013	February 29, 2012
North America	$1,148	$1,226
Europe	358	419
Asia	157	153
Eliminations	(204)	(138)
Consolidated Total	$1,459	$1,660

	Nine Month Periods Ended
Revenue:	February 28, 2013	February 29, 2012
North America	$3,561	$3,611
Europe	1,293	1,308
Asia	444	477
Eliminations	(498)	(467)
Consolidated Total	$4,800	$4,929

Long Lived Assets:	As of February 28, 2013	As of May 31, 2012
North America	$4,887	$4,769
Europe	115	119
Consolidated Total	$5,002	$4,888

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2012 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended February 28, 2013.

Results of Operations

Three and Nine Months Ended February 28, 2013, as Compared to Three and Nine Months Ended February 29, 2012

The table below presents the comparative income statements for the three month periods ended February 28, 2013 and February 29, 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28, 2013	February 29, 2012	Change in $	Change in %
Revenue:
Products	$244	$530	$(286)	(54.0)%
Services	1,215	1,130	85	7.5
Total revenue	1,459	1,660	(201)	(12.1)

Cost of revenue:
Products	38	38	-	-
Services	293	342	(49)	(14.3)
Total cost of revenue	331	380	(49)	(12.9)

Gross margin	1,128	1,280	(152)	(11.9)

Research and development expenses	231	238	(7)	(2.9)
Selling, general and administration expenses	848	830	18	2.2

Operating income	49	212	(163)	(76.9)

Interest expense	63	74	(11)	(14.9)
Other (income) expense	-	1	(1)	-

Net income(loss)	$(14)	$137	$(151)	(110.2)%

The table below presents the comparative income statements for the nine month periods ended February 28, 2013 and February 29, 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28,	February 29,	Change in	Change in
	2013	2012	$	%
Revenue:
Products	$936	$1,166	$(230)	(19.70%)
Services	3,574	3.763	(189)	(5)
Royalties from sale of patents	290	-	290	-
Total revenue	4,800	4,929	(129)	(2.6)

Cost of revenue:
Products	88	54	34	63
Services	924	1,026	(102)	(9.9)
Total cost of revenue	1,012	1,080	(68)	(6.3)

Gross margin	3,788	3,849	(61)	(1.6)

Research and development expenses	799	958	(159)	(16.6)
Selling, general and administration expenses	2,391	2,257	134	5.9

Operating income	598	634	(36)	(5.7)

Interest expense	198	244	(46)	(18.9)
Other (income) expense	(11)	13	(24)	(184.6)

Net income	$411	$377	$34	9.0%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended February 28, 2013 and February 29, 2012:

Items as a percentage of revenue
	February 28,	February 29,
	2013	2012
Revenue:
Products	16.7%	31.9%
Services	83.3	68.1
Total revenue	100.0	100.0

Cost of revenue:
Products	2.6	2.3
Services	20.1	20.6
Total cost of revenue	22.7	21.9

Gross margin	77.3	77.1

Research and development expenses	15.8	14.3
Selling, general and administrative expenses	58.1	50.0

Operating income	3.4	12.8

Interest expense	4.3	4.5
Other (income) expense	-	0.1

Net income(loss)	(1.0)%	8.2%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the nine month periods ended February 28, 2013 and February 29, 2012:

Items as a percentage of revenue
	February 28,	February 29,
	2013	2012
Revenue:
Products	19.5%	23.7%
Services	74.5	76.3
Royalties from sale of patents	6.0	-
Total revenue	100.0	100.0

Cost of revenue:
Products	1.8	1.1
Services	19.3	20.8
Total cost of revenue	21.1	21.9

Gross margin	78.9	78.1

Research and development expenses	16.6	19.4
Selling, general and administrative expenses	49.8	45.8

Operating income	12.5	12.9

Interest expense	4.1	5.0
Other (income) expense	(0.2)	0.3

Net income	8.6%	7.6%

Revenue

The following table summarizes total revenue by product line for the three month periods ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$793	$724	$69	9.5%
CADRA	620	854	(234)	(27.4)
Other	46	82	(36)	(43.9)
Total	$1,459	$1,660	$(201)	(12.1)%

The following table summarizes total revenue by product line for the nine month periods ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$2,274	$2,407	$(133)	(5.5)%
CADRA	2,155	2,394	(239)	(10.0)
Royalties from sale of patents	290	-	290	-
Other	81	128	(47)	(36.7)
Total	$4,800	$4,929	$(129)	(2.6)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current quarter compared to the same period in fiscal 2012.

Product Revenue

Product revenue for the three and nine month periods ended February 28, 2013 was approximately $244,000 and $936,000, respectively, as compared to approximately $530,000 and $1.2 million for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$67	$76	$(9)	(11.8)%
CADRA	141	384	(243)	(63.3)
Other	36	70	(34)	(48.6)
Total	$244	$530	$(286)	(54.0)%

The table below details product revenue by product line for the nine month periods ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$128	$267	$(139)	(52.1)%
CADRA	755	801	(46)	(5.7)
Other	53	98	(45)	(45.9)
Total	$936	$1,166	$(230)	(19.7)%

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

Our product revenue for ProductCenter for the current quarter was again below expectation and only a slight improvement from the prior quarter. Identified, qualified sales prospects with a need for the technology have lengthened their decision process due primarily to uncertainty in the economy. Accurately estimating the receipt of purchase orders in this environment is extremely difficult.

Our CADRA technology is a desktop solution. While CADRA product revenue was down significantly in the current quarter compared to the same period in fiscal 2012, this was due primarily to the timing of a few larger orders. For the nine months ended February 28, 2013, CADRA product revenue is on pace with last year’s performance and has about equaled the full fiscal year 2013 expectation.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$726	$648	$78	12.0%
CADRA	479	470	9	1.9
Other	10	12	(2)	(16.7)
Total	$1,215	$1,130	$85	7.5%

The table below summarizes service revenue by product line for the nine months ended February 28, 2013 and February 29, 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$2,146	$2,140	$6	0.3%
CADRA	1,401	1,593	(192)	(12.1)
Other	27	30	(3)	(10.0)
Total	$3,574	$3,763	$(189)	(5.0)%

Maintenance revenue was approximately $1,009,000 and $2,952,000 for the three and nine month periods ended February 28, 2013, respectively, as compared to approximately $988,000 and $3,230,000 for the same period in the prior fiscal year. ProductCenter maintenance revenue was down about 6.6% for the nine month period ended February 28, 2013 compared to the same period in the prior fiscal year due primarily to the loss of a few maintenance customers during fiscal year 2012 that have not been replaced with new maintenance customers in 2013. CADRA maintenance revenue for the three and nine month periods ended February 28, 2013 decreased by approximately 3.0% and 11.1%, respectively, compared to the same periods in the prior fiscal year. Overall, the trend has improved over the recent past as the double digit maintenance revenue declines experienced in 2010 and 2011 have slowed.

Consulting revenue was approximately $206,000 and $622,000 for the three and nine months ended February 28, 2013, respectively, an increase of approximately 45% and 17% from the same periods in the prior fiscal year. Most of our consulting revenue is generated from professional services provided to our ProductCenter customer base.  The increased consulting revenue experienced in fiscal 2013 was due to a combination of new projects from our existing customers as well as several projects originating from our recently announced technology partnerships.

Royalties from sale of patents

Royalties from sale of patents was approximately $290,000 for the nine months ended February 28, 2013.

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

In June 2012 the Company sold its rights, title and interests in three of its U.S. patents (“Patents”) in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”) and in September 2012, the agreement was amended to include two other U.S. patents (“Additional Patents”) and the Initial Payment was increased by $100,000.  The agreement gives the Buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents, the Company is due 30% of the net proceeds (the “Net Proceeds”), as defined in the agreement. The Initial Payment shall be reimbursable from Net Proceeds to the extent any are due. There can be no assurance that the Company will derive any additional monies from the Patents.

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means on monetizing the "Patents" to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. The revenue allocated to support services has been deferred and will be recognized as revenue when the services are performed. No services have been performed to date.

Gross Margin

Gross margin as a percentage of revenue was approximately 77.3% and 78.9% for the three and nine month periods ended February 28, 2013, respectively, as compared to approximately 77.1% and 78.1% in the same periods in the prior fiscal year. The slight improvement in gross margin was due to a reduction in the cost of service revenue as some resources that have historically been focused on performing training, implementation and other consulting tasks were allocated to other development tasks that are not yet revenue generating.

Research and Development Expenses

Research and development expenses were approximately $231,000 and $799,000 for the three and nine month periods ended February 28, 2013, respectively, as compared to approximately $238,000 and $958,000 in the comparable periods in fiscal 2012. Since the March 2011 Recapitalization Transaction we have invested in the development of new products that have the potential for generating new revenue streams. During some phases of the development of those new products certain costs are capitalizable. During the three and nine month periods ended February28, 2013 we capitalized approximately $49,000 and $207,000, respectively, related to these investments. During  fiscal year 2012 we capitalized approximately $139,000 of expenses related to these new investments, all of it in the third quarter. In addition, during the first quarter of the prior year we had spending of approximately $60,000 related to third party development resources that have not been utilized since that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $848,000 and $2.4 million for the three and nine month periods ended February 28, 2013, respectively, as compared to approximately $830,000 and $2.3 million for the comparable periods in fiscal year 2012. Our SG&A spending has remained relatively steady year over year.   In the current quarter we incurred approximately $71,000 in non-recurring legal expenses related to an infringement claim that was subsequently dismissed.

Interest Expense

Interest expense for the three and nine month periods ended February 28, 2013 was approximately $63,000 and $198,000, respectively, as compared to approximately $74,000 and $250,000 for the comparable periods in the prior fiscal year. This decrease was due to the paydown of debt principal by nearly $800,000 during the last twelve months which reduced our borrowing costs.

Net Income(loss)

Net income(loss) for the three and nine month periods ended February 28, 2013 was approximately ($14,000) and $411,000 or ($.01) and $.41 per share, respectively, as compared to approximately $137,000 and $377,000 or $.14 and $.39 per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the nine month period ended February 28, 2013, the net cash used in operating activities totaled approximately $40,000. Net income adjusted for non-cash expenditures generated approximately $578,000 which was offset by an increase in accounts receivable of approximately $420,000 and a decrease of approximately $187,000 in deferred maintenance revenue liability. The increase in accounts receivable was due to our normal increase in billings at the beginning of the calendar year for our annual maintenance contracts. Approximately 32% of our annual maintenance revenue is billed in the first two months of the calendar year.

Net cash used in investing activities for the nine months ended February 28, 2013 was approximately $215,000 primarily composed of capitalized software development costs related to new products.

Net cash used in financing activities totaled approximately $339,000 composed primarily of $855,000 of principal repayments on our debt facility offset by borrowing on our line of credit and the net proceeds of $223,000 from the sale of Common Stock.

In November 2012 the Board of Directors approved the sale of up to 10% (such amount equaling 99,500 shares) of the Company’s outstanding common stock, $.10 par value (the “Common Stock”) in private placements to accredited investors (collectively the “Investors”) at $5.00 per share in increments of 5,000 shares (a “Bundle”). Each Bundle shall give the Investors the right to payments totaling $6,000 to be paid in six equal quarterly increments in the eighteen month period following the purchase (the “Payment Period”). During the thirty day period following the Payment Period the Investors shall have the right to require the Company to repurchase the Common Stock acquired in this private placement at $5.50 per share (“Redeemable Common Stock”).

From November 2012 through February 2013, the Company sold 50,000 share of Redeemable Common Stock in exchange for $250,000 to Investors. The Company intends to use the proceeds for working capital and other general corporate purposes.

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

Sources of Cash

As of February 28, 2013, we had cash on hand of approximately $2,000, a decrease of approximately $593,000 from May 31, 2012. The Company’s net income adjusted for non-cash expenses together with its $595,000 in cash at the beginning of the fiscal year and the proceeds from the sale of Common Stock provided the liquidity to fund the above described cash utilization.

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

As of February 28, 2013, the Company has outstanding debt of $1,645,000 all of which comes due within one year on February 28, 2014 and therefore has been included in current liabilities. As a result, the Company has working capital of ($2.01) million at the end of the current quarter. We are in the process of attempting to refinance the current debt facilities, however, there can be no assurance that this refinancing will be completed at all, or if so, on terms favorable to the Company. The Company is also exploring other strategic alternatives to address its liquidity needs.

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

As of the end of the period covered by this report (February 28, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

As of February 28, 2013, we had $1.395 million of outstanding indebtedness under our term loan with One Conant Capital, and have $300,000 available under our line of credit. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due, cease making additional advances under the line of credit and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets.  If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

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

We may not have sufficient funds, to repurchase Common Stock pursuant to the Put Right feature in our recent private placement if exercised or to pay the quarterly Fee when we are required to do so.

Investors in our private placement in Q2 and Q3 of the current fiscal year have certain contractual rights, such as the right to require us to repurchase Common Stock for a purchase price of $5.50 per for a 30-day period commencing in May 2014 and the right to receive quarterly Fees.  Our existing loan agreement with One Conant Capital which expires in February 2014 prohibits us from repurchasing any stock without their written consent. The One Conant Capital indebtedness is being paid down according to schedule and we currently expect the facility will be fully repaid at its expiration date of February 2014 before the Put Right can be exercised.

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

Our CADRA technology was introduced in the early 1980’s and our ProductCenter technology was launched in the early 1990’s. Over the decades that our technologies have been in the marketplace, a significant number of patents have been filed by competitors. It is difficult if not impossible for us to monitor these patent awards to become familiar with their claims and we do not attempt to do so. Third parties may assert that we are employing their proprietary technology without authorization. There can be no assurance that we do not or will not infringe on the patent or proprietary rights of others. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease offering affected products and our operating results would be harmed.

Our sales and operations are globally dispersed, which exposes us to additional operating and compliance risks.

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the nine months ended February 28, 2013, North America accounted for approximately 64%, Europe for approximately 27% and Asia for approximately 9% of our revenue which was not materially different from the percentages for fiscal year 2012. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

Three of the four members of our board of directors participated in the private placement in March 2011 and own approximately 23.3% of our outstanding shares. In addition, Greenleaf, the beneficial owner of 271,411 shares of common stock, or 26.0% of our shares currently outstanding, has agreed to vote all of its and its affiliates’ shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors for a three year period ending on March 8, 2014. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From November 2012 to February 2013, the Company entered into an Agreement with certain Investors, whereby the Investors acquired an aggregate 50,000 shares of Common Stock. The Company agreed to pay the Investors $6,000 for each $25,000 investment (common share lots of 5,000 at $5.00 per share) in six equal quarterly installments over the eighteen month Payment Period following the investment. In addition, the Company agreed to repurchase the Common Stock at $5.50 per share if requested by the Investor(s) during the 30-day period following the eighteen-month Payment Period.  During the three and nine month periods ended February 28, 2013, the Company received approximately $150,000 and $250,000, respectively, in exchange for Common Stock.  The Company intends to use the proceeds for working capital and other general corporate purposes.

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

See Exhibit Index on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: April 15, 2013	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 15, 2013	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
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