Form 10-K
period 2013-05-31
SOFTECH INC
filed 2013-08-28
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2013

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

Yes      . No   X  .

The aggregate market value of our voting stock held by non-affiliates was approximately $710,320 on August 20, 2013 based on the last reported sale price of our common stock on the Over the Counter Bulletin Board QB market tier on August 20, 2013.

The number of shares outstanding of registrant’s common stock at August 20, 2013 was 875,135 shares.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2013

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

•

maintain good relationships with our lenders;

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

Our CADRA product line has been focused almost exclusively on maintaining its existing customers during most of the last decade.  Enhancements, upgrades and other releases are targeted to the needs of the users without any concerted effort aimed at finding new customers. The staffing and other costs of this product line are structured for that aforementioned strategy. CADRA revenue decreased approximately 7% in fiscal year 2013 as compared to an increase of 2% in the prior fiscal year.

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

Personnel

As of May 31, 2013, we employed 40 persons, 36 on a full time basis and 4 part time.

Backlog

Product backlog as of May 31, 2013 and May 31, 2012 was insignificant as it was for the comparable periods in the prior fiscal years. Deferred revenue, consisting primarily of software maintenance services to be performed over the subsequent twelve month period, totaled approximately $2,147,000 and $2,194,000 at May 31, 2013 and 2012, respectively. In addition, we had a backlog of consulting orders totaling approximately $.3 million and $.6 million at May 31, 2013 and 2012, respectively.

Research and Development

We have approximately 12 product development engineers in our research and development groups located in Massachusetts and Michigan.  In fiscal years 2013 and 2012, we incurred research and development expense of approximately $1.1 million and $1.2 million, respectively, related to the development of our technology and products. The decrease was primarily due to reduced spending on off-shore, third party development resources. These third party development costs are variable in nature and fluctuate with workload. In fiscal years 2013 and 2012, we capitalized approximately $276,000 and $184,000, respectively, of direct costs related to the development of new products that also contributed to reducing expenses.

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

During fiscal year 2013 we sold patents related to our CADRA and ProductCenter technologies for an aggregate of $300,000. As of May 31, 2013, we have filed three new U.S. patents since the Recapitalization Transaction described below.  In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

Governmental Regulation

We export our products throughout the world, and thus we are subject to Federal Export Regulations. We believe we comply with all such regulations. Although our non-U.S. based revenue was 37% of total revenue in 2013, we do not view these regulations as particularly onerous nor are the compliance costs material to our operations.

Customers

No single customer accounted for more than 10% of our revenue in fiscal 2013 or 2012.

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

We offer two product lines, ProductCenter and CADRA. We have experienced consolidated revenue declines in each of our last seven fiscal years.

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

CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s. The 2D marketplace is dominated by AutoCAD, a product offered by Autodesk. Due to the age and market position of our CADRA product line, we make no attempt to find new customers for this product rather we have been focused on keeping our existing customers. As existing customers migrate to other solutions and/or reduce the use of CADRA, our revenue declines without any potential offsets from new accounts. CADRA product revenues are also negatively impacted by the newer 3D technologies available in the marketplace that have become more affordable and easier to use in the last 10 years. Given these factors, as well as the uncertain economic conditions, we do not believe the revenue growth experienced by CADRA in fiscal 2011 and 2012 as compared in each case to the prior fiscal year can be repeated on a consistent basis. The revenue increase in each of those years was partially driven by non-maintenance CADRA users upgrading their operating systems to Windows 7, thereby necessitating a CADRA purchase. Old versions of the CADRA software will not function properly in Windows 7 and off-maintenance customers are not entitled to updated software as are customers covered by our maintenance agreements. We expect to benefit from this kind of activity in the future as Windows 7 use expands, however, the timing of such revenue is unpredictable.

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

As of May 31, 2013, we had $2.7 million of outstanding indebtedness under our term loan with Prides Crossing Capital. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

Prior to the Recapitalization Transaction described in “Management’s Discussion and Analysis of Financial Condition and Results from Operations” hereunder, we defaulted on our previous debt arrangement with Greenleaf Capital, Inc. (“Greenleaf”). Specifically, in June 2010, we failed to make the scheduled loan payments in accordance with our loan and revolving line of credit with Greenleaf, our sole debt provider at the time, which triggered the default. In 1999, we defaulted on our loan facility with Imperial Bank for failure to meet required profit and cash flow thresholds. Subsequent to each of the aforementioned debt defaults, satisfactory repayment agreements were reached with each lender.

Our loan agreement imposes restrictions on our ability to take certain corporate actions and raise additional capital.

Our loan agreement contains numerous restrictions that limit our ability to undertake certain activities without the express prior written approval of the lenders. These include, but are not limited to, restricting our ability to:

•

incur additional indebtedness;

•

pay or declare dividends;

•

enter into a business substantially different from existing operations;

•

issue or authorize any additional or new equity that will result in a change of control; and

•

take any corporate action outside the ordinary course of the business without the prior written approval of our lenders.

These restrictions could significantly hamper our ability to raise additional capital. Our ability to receive the necessary approvals is largely dependent upon our relationship with our lenders and our financial performance, and no assurances can be given that we will be able to obtain the necessary approvals in the future. Our inability to raise additional capital could lead to working capital deficits that could have a materially adverse effect on our operations in future periods.

We may not have sufficient funds, to repurchase common stock pursuant to the put right feature in our recent private placement if exercised or to pay the quarterly fee when we are required to do so.

Investors in our private placement in Q2 and Q3 of fiscal year 2013 have certain contractual rights, such as the right to require us to repurchase common stock for an aggregate purchase price of $275,000 for a 30-day period commencing in May 2014 and the right to receive quarterly fees.  Funds required to repurchase the common stock, if the repurchase right is exercised by investors, must be generated from a combination of cash flow from operations and cash on hand while maintaining liquidity levels required under our loan agreement. There can be no assurance that the Company will continue to generate positive cash flow from operations to meet this cash requirement.

Our ability to use our federal and state net operating loss carryforwards (“NOLs”) to reduce taxable income generated in the future could be substantially limited or eliminated.

As of May 31, 2013, we had approximately $20 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused.  We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. On February 3, 2012, we entered into a Rights Agreement (“Rights Agreement”) in an effort to prevent an ownership change, as defined under Section 382, from occurring and thereby protect the value of our NOLs. There can be no assurance, however, that the Rights Agreement will prevent an ownership change from occurring or protect the value of our NOLs.

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

We are a small company with fewer than 50 employees. Our technologies are complex and have been developed over many years. While we enjoy the benefit of a very experienced, long-tenured employee group, we are dependent on many of those employees for the familiarity, expertise and unique insight they have developed with our products that would be extremely difficult and time consuming to replace. We maintain “key-man” life insurance on our Vice President of CADRA Engineering, Mr. Livingston and our Chief Executive Officer, Mr. Mullaney in the amount of $1,000,000 and $3,000,000, respectively. In Mr. Mullaney’s case, this policy was required as part of the debt facility. The proceeds from the life insurance, in the event of his demise, would be used to satisfy the outstanding debt obligation with the lenders and the excess, if any, would revert to his estate.  The loss of services of any of our key personnel could make it difficult for us to meet important objectives, such as timely and effective product introductions and financial goals.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the fiscal year ended May 31, 2013, North America accounted for approximately 63%, Europe for approximately 27% and Asia for approximately 10% of our revenue which was not materially different from the percentages for fiscal year 2012. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

From August 16, 2010 to December 27, 2011 we were not required to file periodic reports and other reports with the SEC. In December 2011, we filed a Form 8-Awith the SEC in connection with the effectiveness of our registration statement (333-174818), subjecting us again to the reporting requirements under the Exchange Act. As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Because we are a relatively small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with certain laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act and related regulations of the SEC. If we list our securities on an exchange, the exchange will impose additional requirements on listed companies, including enhanced corporate governance practices. For example, the NASDAQ listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, shareholder meetings, shareholder approvals, solicitation of proxies, conflicts of interest, shareholder voting rights and codes of business conduct. Complying with the SEC statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and could increase our costs and expenses.

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

The past few years have been characterized by weak global economic conditions. Because we market, sell and license our products throughout the world, in addition to the ongoing adverse effects on our business of continued weakness in the U.S. economy, we could be significantly affected by continuing weak economic conditions in foreign and domestic markets that could reduce demand for our products.

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

After completing a share repurchase from Greenleaf in June 2013, three of the four members of our board of directors own approximately 27.8% of our outstanding shares. Greenleaf owns 101,411 shares of common stock, or 11.6% of our shares currently outstanding, and has agreed to vote all of its shares (including any shares subsequently acquired by Greenleaf) in accordance with the recommendations of our board of directors through March 8, 2014, the three year anniversary of the Recapitalization Transaction. As part of the June 2013 share repurchase, Greenleaf agreed that it would not sell or transfer its 101,411 shares for a one year period. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTC Bulletin Board QB Market tier (“OTCQB marketplace tier”). Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value of the business. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We are headquartered in Lowell, MA and maintain sales and support offices in Munich, Germany, and Milan, Italy all of which are leased facilities.  We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

On July 19, 2013, Dassault Systemes Solidworks Corporation (“Solidworks”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division seeking redress for fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions LLC, a wholly-owned subsidiary of Acacia Research Group, against Solidworks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions LLC in June 2012. Solidworks is seeking, at a minimum, reimbursement from the Company of attorneys’ fees and any judgments or settlement monies they incur under the infringement suit.  The Company is assessing this recently filed action and will respond in a timely manner.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace tier under the symbol “SOFT". The following table sets forth the high and low closing price for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2013
First Quarter	$3.10	$1.55
Second Quarter	3.75	3.00
Third Quarter	3.89	2.00
Fourth Quarter	3.24	1.95
Fiscal Year Ended May 31, 2012
First Quarter	$2.75	$2.40
Second Quarter	2.55	1.00
Third Quarter	2.00	1.00
Fourth Quarter	1.56	1.55

On August 20, 2013, the last reported sale price of our common stock on the OTCQB marketplace tier was $1.79 per share. As of August 20, 2013, there were 875,135 shares of our common stock outstanding held by approximately 203 holders of record, and we had outstanding options to purchase an aggregate of 10,000 shares of common stock, with a weighted average exercise price of $2.40 per share.

 On July 9, 2013, in connection with the amendment to our Loan, Pledge and Security Agreement dated May 10, 2013, and as amended by Amendment No.1 dated July 9, 2013, by and among the Company as borrower and Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P. (collectively, “Prides Crossing Capital” or “Lenders”), as lenders (the “Loan Agreement”) as described in Note F to the financial statements, we issued warrants to purchase 25,000 shares of common stock to our Lenders. The warrants have an exercise price of $1.00 per share, vest evenly on a monthly basis over three years, with accelerated vesting in certain circumstances, and a term expiring July 9, 2020 if not exercised.

Dividend Policy

We have not paid any cash dividends on our common stock since 1997, and we have no present intention to pay any cash dividends again in the future. Additionally, our Loan Agreement prohibits us from paying dividends. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a description of the Loan Agreement.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2013, regarding our 2011 Equity Incentive Plan:

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

(1)

As of May 31, 2013, 6,389 options were exercisable. For additional information, see “EXECUTIVE COMPENSATION – SofTech Equity Incentive Plans”.

Recent Sale of Unregistered Securities

Not Applicable

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2013, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a “small reporting company”, as defined by the SEC, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in this Form 10-K.This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in this Form 10-K under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S., Germany and Italy. We also operate through resellers in Europe and Asia. Components of revenue and long-lived assets by geographic location are outlined in Note E to the consolidated financial statements for the fiscal year ended May 31, 2013.

Revenue from our ProductCenter technology has been experiencing year over year revenue declines for seven consecutive fiscal years due to several factors. In July 2007, Parametric Technology Corporation “PTC” informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenue has been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. Since PTC’s decision we have focused on offering ProductCenter to the mid-range CAD market and we are exploring other opportunities to broaden the addressable market for this product.

For more than a decade through fiscal 2010, we had also experienced revenue declines in our CADRA product line. CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s. The revenue declines were due to the age of the product, the introduction of robust 3D solutions for less than $5,000 per unit and the dominance of AutoCAD in the 2D market, a product offered by Autodesk. However, in fiscal years 2011 and 2012 CADRA revenue increased as compared in each case to the immediately preceding fiscal year, primarily driven by our existing non-maintenance CADRA customers that have had to repurchase licenses due to the upgrade of their operating system. Older versions of CADRA do not function properly on the Windows 7 operating system. We expect to continue to benefit from this kind of activity from time to time as Windows 7 adoption expands, however, this type of activity is difficult to predict.

The Company has consistently generated positive adjusted cash flow, as measured by net income less non-cash expenses for more than a decade. This measure deteriorated significantly from the fiscal year 2009 high through fiscal year 2011. Performance has improved since the Recapitalization Transaction as shown below in thousands.

Fiscal Year	Net Income(Loss)	Non-cash Expense Adjustments (1)	Adjusted Cash Flow
2002	$(2,680)	$2,927	$247
2003	(1,852)	2,323	471
2004	(1,853)	2,585	732
2005	(1,425)	2,533	1,108
2006	(1,332)	1,936	604
2007	(1,222)	1,469	247
2008	(306)	1,430	1,124
2009	1,321	532	1,853
2010	673	176	849
2011	(222)	595	373
2012	444	156	600
2013	360	333	693

(1)

Non-cash expense adjustments include depreciation and amortization in all periods. In addition for fiscal year 2011 the adjustment includes bonuses of $540 associated with the Recapitalization Transaction that were paid by an affiliate.

The above derived Adjusted Cash Flow is a non-GAAP measure.  We believe our non-cash expenses have been and continue to be a significant element of our operations. The Company believes that the inclusion of Adjusted Cash Flow helps investors gain a meaningful understanding of the Company’s core operating results and enhances comparisons with those of prior periods. Management uses Adjusted Cash Flow, in addition to other non-GAAP and GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. Adjusted Cash Flow is not meant to be considered superior to, or a substitute for, results of operations prepared in accordance with GAAP.

Recent Developments

Recapitalization Transaction

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight (8) investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf, the Company’s sole lender at that time and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction.

Refinancing of Debt

In May 2013, the Company entered into a new three year, $2.7 million loan agreement as detailed in Note F to the financial statements that replaced the Company’s prior debt facilities that were to expire in February 2014. The loan agreement requires quarterly principal payments of $135,000 beginning on October 1, 2014 and carries a 14% interest rate due in arrears each calendar quarter beginning July 1, 2013. The funds were used to retire existing debt and provide additional working capital.

Stock Purchase Agreement with Greenleaf Capital and affiliates

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the financial statements.  The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2013. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of the Accounting Standards Codification (“ASC”) 985, Software, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2013, we do not have any long-lived assets we consider to be impaired.

Goodwill

We account for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment. As of May 31, 2013, we conducted our annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of our one reportable segment. We concluded that the fair value of the reporting unit exceeded the carrying amount of the underlying assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2013 as Compared to Fiscal Year Ended May 31, 2012

The table below presents the comparative income statements for the twelve month periods ended May 31, 2013 and 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2013	2012	Change in $	Change in %
Revenues:
Products	$1,284	$1,420	$(136)	(9.6)%
Services	4,784	5,015	(231)	(4.6)
Royalties on sale of patents	290	-	290	-
Total revenues	6,358	6,435	(77)	(1.2)

Cost of revenues:
Products	141	75	66	88.0
Services	1,234	1,335	(101)	(7.6)
Total cost of revenues	1,375	1,410	(35)	(2.5)

Gross margin	4,983	5,025	(42)	(0.8)

Research and development expenses	1,087	1,243	(156)	(12.6)
Selling, general and administration expenses	3,186	2,984	202	6.8

Operating income	710	798	(88)	(11.0)

Interest expense	342	320	(22)	(6.9)
Other (income) expense net	(7)	31	(38)	(122.6)

Income before income taxes	$375	$447	$(72)	(16.1%)

The table below presents the relationship, expressed as a percentage, between revenue and expense items and total revenue, for the twelve month periods ended May 31, 2013 and 2012:

	Items as a percentage of revenue
	2013	2012
Revenues:
Products	20.2%	22.1%
Services	75.2	77.9
Royalties on sale of patents	4.6	-
Total revenues	100.0	100.0

Cost of revenues:
Products	2.2	1.2
Services	19.4	20.7
Total cost of revenues	21.6	21.9

Gross margin	78.4	78.1

Research and development expenses	17.1	19.3
Selling, general and administrative expenses	50.1	46.4

Operating income	11.2	12.4

Interest expense	5.4	5.0
Other (income) expense, net	(0.1)	0.5

Income before income taxes	5.9%	6.9%

Revenue

Total revenue for fiscal year 2013 was approximately $6.4 million, a slight decrease as compared to fiscal 2012. The following table summarizes revenue by product line for the fiscal years ended May 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$2,986	$3,124	$(138)	(4.4)%
CADRA	2,932	3,162	(230)	(7.3)
Other	440	149	291	195.3
Total	$6,358	$6,435	$(77)	(1.2)%

Total revenue has declined for the last six fiscal years, the year over year percentage declines for each of those fiscal years are as follows: FY2013: 1%; FY2012: 6%; FY2011: 11%; FY2010: 19%; FY2009: 6%; and FY2008: 9%. There are many reasons for this continuous downward overall trend as detailed hereunder by product line and by revenue category, including the age of our technology, competitive solutions in the marketplace and the loss of partnership agreements.

Product Revenue

Product revenue for the fiscal year ended May 31, 2013 was approximately $1.3 million as compared to approximately $1.4 million for fiscal year 2012, a 9.6% decrease. The table below details product revenue by product line for the fiscal years ended May 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$166	$303	$(137)	(45.2)%
CADRA	1,005	1,009	(4)	(0.4)
Other	113	108	5	4.6
Total	$1,284	$1,420	$(136)	(9.6)%

Our ProductCenter technology is a server based solution that is often evaluated over an extended period of time by customers prior to purchase due to its importance to an enterprise, the various functions within the enterprise that are impacted by the purchase decision and the other systems within an enterprise it may need to communicate with. It is also a purchase that can be deferred. In addition to the long sales cycle, the offerings of competitive products from proprietary CAD vendors have improved over the last several years. The poor economic conditions of the last several years have also reduced demand within our customer base for expansion of users. All of these factors together with the loss of the PTC Partnership Program in 2008 have contributed to significantly reduced product revenue for this technology from fiscal 2009 through 2013. During that same time period new customer wins were nominal.

Our product revenue for ProductCenter for the current year was below expectation. Accurately estimating the receipt of purchase orders in this environment is extremely difficult.

Our CADRA technology is a desktop solution. The CADRA product revenue in fiscal year 2013, although essentially unchanged from the prior fiscal year, represented the first time since fiscal 2008 when we generated two consecutive fiscal years in excess of $1 million. Fiscal year 2013 included the expanded use of CADRA by our largest European customer at newly acquired manufacturing sites in Eastern Europe.

Service Revenue

Our service revenue is composed of annual maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the fiscal years ended May 31, 2013 and 2012, respectively (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$2,820	$2,821	$(1)	- %
CADRA	1,927	2,153	(226)	(10.5)
Other	37	41	(4)	(9.8)
Total	$4,784	$5,015	$(231)	(4.6)%

Total maintenance revenue included in the above summary totaled approximately $3.9 million for the twelve months ended May 31, 2013, a decrease of approximately 8.6% from fiscal year 2012.

The year over year decline in maintenance revenue for ProductCenter was approximately $147,000 or 6.8%. We continue to experience customers declining to renew maintenance or reducing the number of seats covered by maintenance without new customer wins to offset the maintenance losses. The maintenance revenue decline was significantly less than the 18% decline registered in fiscal year 2012 as compared to the prior fiscal year. Renewal rates for annual maintenance contracts for this product line were as follows for the last two fiscal years: FY2013: 89%; and FY2012: 93%.

Maintenance revenue for CADRA declined approximately $229,000 or 11.0% from fiscal 2012 to 2013. CADRA maintenance revenue has declined in each fiscal year for the last five fiscal years, however, the rates of decline have been erratic. Renewal rates for annual maintenance contracts for this product line were as follows for the last two fiscal years: FY2013: 85%; and FY2012: 88%.

Consulting revenue included in the above summary totaled approximately $875,000 for the twelve months ended May 31, 2013, an increase of approximately $137,000 or 18.6% from fiscal year 2012. This increase was due to several ongoing projects with our largest consulting customer that generated revenue of $424,000 in fiscal year 2013 and are expected to continue through fiscal year 2014, at least.

Royalties from sale of patents

Royalties from sale of patents was approximately $290,000 for the fiscal year ended May 31, 2013.

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

Revenue by Geographic Area

Revenue generated in the U.S. accounted for approximately 63% of total revenue for the twelve months ended May 31, 2013 and May 31, 2012. Revenue generated in Europe was approximately 28% of total revenue for the twelve months ended May 31, 2013 as compared to approximately 27% of total revenue in the comparable prior period. Revenue generated in Asia for the twelve months ended May 31, 2013 was approximately 9% of total revenue as compared to approximately 10% of total revenue for the comparable prior period. During the twelve months ended May 31, 2013, revenue from the U.S. remained constant, revenue from Europe decreased by approximately .4%, and revenue from Asia decreased by approximately 3%, in each case, compared to same period in fiscal year 2012.

Gross Margin

Gross margin as a percentage of revenue was approximately 78.4% and 78.1% for the twelve month periods ended May 31, 2013 and 2012, respectively. Gross margin on products revenue was 89.0% in fiscal year 2013 as compared to 94.7% in the prior fiscal year. Gross margin on services revenue was 74.2% in fiscal year 2013 as compared to 73.4% in the prior fiscal year. The revenue generated by the sale of patents had no associated direct costs which positively impacted the current year overall gross margin by 1.1 percentage points.

Research and Development Expenses

Research and development expenses were approximately $1.1 million for the fiscal year ended May 31, 2013, a decrease of approximately $156,000 or 12.6% from the comparable twelve month period in fiscal year 2012. We have invested in the development of new products that have the potential for generating new revenue streams. Once a new product is deemed technologically feasible certain costs associated with the development are capitalized. During fiscal year 2013 approximately $276,000 of software development costs related to the development of new products were capitalized as compared to approximately $184,000 in the comparable prior period. In addition, during the first quarter of the prior year we had expenditures of approximately $60,000 related to third party development resources that have not been utilized since that time. Third party development costs are normally of short duration and relate to specified development tasks.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were approximately $3.2 million for the fiscal year ended May 31, 2013, an increase of approximately $202,000 or 6.8% from the comparable twelve month period in fiscal 2012. Debt issuance costs have increased SG&A expenses by approximately $111,000 for the fiscal year ended May 31, 2013 as compared to the prior fiscal year and were related to expensing the unamortized debt issuance costs related to our previous debt agreement.

Interest Expense

Interest expense for the fiscal year ended May 31, 2013 was approximately $342,000, as compared to approximately $320,000 for the comparable prior period. The average outstanding debt during fiscal 2013 was approximately $2.1 million as compared to approximately $2.6 million in fiscal 2012, a decrease of 19.6%. The effective borrowing rate on that outstanding debt in each of fiscal years 2013 and 2012 was 15.5% and 12.3%, respectively. The effective borrowing rate increased from fiscal year 2012 to 2013 due to the quarterly fee of 1.5% of revenue that has remained constant as the outstanding debt balance has declined. In addition, in Q4 2013, the Company recorded $75,000 of interest expense as an estimate of the success fees to be paid in fiscal 2014 to People’s United Bank.

Income Before Income Taxes

Income before income taxes for fiscal year 2013 was approximately $375,000 as compared to approximately $447,000 for the comparable prior period.

Earnings Per Share

Net income per share for fiscal year 2013 was $.35, as compared to $.45 in fiscal year 2012. The weighted average number of shares outstanding was 1.0 million in fiscal 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve month periods ended May 31, 2013 and 2012, the net cash provided by operating activities totaled approximately $513,000 and $54,000, respectively.

Net cash used in investing activities during fiscal year 2013 and 2012 was approximately $297,000 and $149,000, respectively. During fiscal year 2013, investing activities was primarily composed of capitalized software development costs related to new products.

Net cash provided by financing activities during fiscal year 2013 totaled approximately $458,000 as compared to use of approximately $887,000 during the prior fiscal year. Financing activities during fiscal year 2013 was composed primarily of $2.7 million received from refinancing our credit facility partially offset by $2.2 million of principal repayments on our now refinanced debt facilities and the net proceeds of $223,000 from the sale of common stock.

Over the course of fiscal year 2013, we sought various alternatives for refinancing our debt with One Conant Capital, an affiliate of People’s United Bank and Greenleaf. On May 10, 2013, we entered into a new debt facility with Prides Crossing Capital for $2.7 million.  The funds borrowed were used to pay off the debt owed to One Conant Capital and Greenleaf Capital. The new debt facility carries restrictive loan covenants that are described in more detail in the section hereunder entitled “Credit Facility with Prides Crossing Capital”.

In November 2012 the Board of Directors approved the sale of up to 10% (such amount equaling 99,500 shares) of the Company’s outstanding common stock, $.10 par value in private placements to accredited investors (collectively the “Investors”) at $5.00 per share in increments of 5,000 shares (a “Bundle”). Each Bundle provided the Investors the right to payments totaling $6,000 to be paid in six equal quarterly increments in the eighteen month period following the purchase (the “Payment Period”). During the thirty day period following the Payment Period the Investors have the right to require the Company to repurchase the common stock acquired in this private placement at $5.50 per share.

From November 2012 through February 2013, the Company sold 50,000 shares to the Investors under this private placement plan described above in exchange for $250,000. The Company intends to use the proceeds for working capital and other general corporate purposes.

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

Sources of Cash

As of May 31, 2013, we had cash on hand of approximately $1.3 million, an increase of approximately $693,000 from May 31, 2012. The increase in cash was related to approximately $513,000 of cash provided by operating activities as described above and the refinancing of our debt facility.

Our expectation for the next twelve months is that our net cash from operations will be improved from the net cash generated from operations over the last two fiscal years. The improvement is expected to result from increased profitability in fiscal year 2014.

The Company believes that its available cash and cash provided by operations will be sufficient to meet its capital needs for at least the next twelve months.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our products and services, competition, economic conditions in the markets in which we operate and industry trends.

Restrictions Under Credit Facility.  The Credit Facility with Prides Crossing Capital contains customary representations, warranties and covenants, including restrictive covenants and affirmative quarterly financial covenants, which are described in more detail below.

Credit Facility with Prides Crossing Capital

On May 10, 2013, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, as borrower and Prides Crossing Capital L.P. and Prides Crossing Capital -A, L.P., (“Lenders”).  The Loan Agreement provides for a $2.7 million, three-year term loan (the “Loan”) with interest only until October 1, 2014.

Approximately $1.8 million of the proceeds from the Loan were used to pay-off the Company’s prior credit facilities.

The Loan matures on May 1, 2016 and bears an interest rate of 14% paid in arrears on a quarterly basis commencing on July 1, 2013 throughout the life of the loan. Commencing on October 1, 2014, and continuing on the last day of each calendar quarter thereafter through May 1, 2016, the Company will make quarterly principal payments of $135,000. Remaining principal balances will be due and payable on May 1, 2016.

The Company agreed to secure all of its obligations under the Loan by granting the Lenders a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries.  In connection with the grant of the security interest in favor of the Lenders in the Company’s intellectual property, the Company has entered into an intellectual property security agreement with the Lenders and a source code escrow agreement with the Lenders and an independent third party.  In addition, the Company’s Chief Executive Officer has provided the Lenders with a personal guaranty of up to $500,000 secured by his equity interests in the Company. The Company agreed to pay the Chief Executive Officer $80,000 in consideration for extending that personal guaranty. This payment has been included as a part of capitalized debt issuance costs and accrued expenses at May 31, 2013.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in its business.  In addition, the Loan Agreement contains financial covenants by the Company that establish (i) a maximum ratio of indebtedness to recurring revenue; (ii) a maximum ratio of indebtedness to EBITDA; and (iii) a minimum liquidity test (defined as the Company’s cash plus amounts available under a line of credit of up to $250,000).  The Loan Agreement also imposes limits on capital expenditures for each calendar year during the term of the Loan Agreement.

The financial covenants are as follows:

Leverage Ratio I: On the last day of each fiscal quarter, the ratio of indebtedness to the trailing twelve months recurring revenue (as defined in the Loan Agreement), must not exceed:

•

1.10:1 for the fiscal quarters ending on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014;

•

0.90:1 for the fiscal quarters ending on each of May 31, 2014, August 31, 2014, November 30, 2014 and February 28, 2015; and

•

0.70:1 for each fiscal quarter ending thereafter.

Leverage Ratio II (as amended in Amendment No. 1): On the last day of each fiscal quarter, the ratio of indebtedness to EBITDA (as defined in the Loan Agreement), must not exceed:

•

2.60:1 for the fiscal quarters ending during the period from May 31, 2013 and November 30, 2013;

•

2.25:1 for the  fiscal quarters ending during the period from December 1, 2013 and February 28, 2014;

•

2.00:1 for the fiscal quarters ending during the period from March 1, 2014 and March 31, 2015; and

•

1.75:1 for the fiscal quarters ending during the period from April 1, 2015 and May 1, 2016;

EBITDA for the fiscal year ended May 31, 2013 was approximately $1.0 million.

For the fiscal year ended May 31, 2013, the Leverage Ratio I was 0.69:1.

For the fiscal year ended May 31, 2013, the Leverage Ratio II was 2.59:1.

Minimum Liquidity: At all times the Borrower shall hold cash of no less than $750,000.

The cash balance as of May 31, 2013 was approximately $1.3 million.

The Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.  Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Loan will become immediately due and payable and the Lenders commitments will be automatically terminated.  Upon the occurrence and continuation of any other event of default, the Lenders may accelerate payment of all obligations and terminate the Lenders’ commitments under the Credit Facility.

GREENLEAF CAPITAL SUBORDINATED NOTE

The Company was also obligated to Greenleaf under a $250,000 subordinated note (the “Greenleaf Note”). The Greenleaf Note was subordinated to the Credit Facility in accordance with a Subordination and Intercreditor Agreement, dated as of March 8, 2011, among the Company, the Lender and Greenleaf (the “Subordination Agreement”). Interest on the Greenleaf Note accrued at the annual rate of five percent. The Greenleaf Note was paid in full on May 10, 2013.

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

As of May 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2013, we concluded that our internal controls over financial reporting were effective.

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

ITEM 9B.  OTHER INFORMATION

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of the date of as of August 20, 2013:

Name	Age	Position
Joseph P. Mullaney	56	President, Chief Executive Officer and Director
Robert B. Anthonyson	66	Vice President of Business Development and Director
J. Phillip Cooper	69	Director
Hank Nelson	55	Director
Amy E. McGuire	38	Chief Financial Officer, Treasurer and Clerk

Joseph P. Mullaney has served as President, Chief Executive Officer and Director since the consummation of the Recapitalization Transaction.  From January 2008 through March 2011, Mr. Mullaney was a management consultant for several technology, renewable energy and telecom companies.  From January 2007 through December 2007, Mr. Mullaney served as Chief Executive Officer and Chief Financial Officer of Boston Communications Group, Inc., and repositioned that troubled entity for a successful sale at double its then current market value.  From June 2001 through December 2006, Mr. Mullaney served as President and Chief Executive Officer of the Company.  During this period, Mr. Mullaney developed and implemented the turnaround strategy that ended three consecutive years of negative cash flow totaling almost $10 million and resulted in eleven consecutive years of positive cash flow.  Mr. Mullaney has a BS from Stonehill College and an MBA from Northeastern University.  Mr. Mullaney’s extensive entrepreneurial and executive experience, his in-depth knowledge of our Company in his executive capacity, his proven ability to raise funds and provide access to capital make him uniquely qualified to serve as President, CEO and as a member of our Board.  Mr. Mullaney’s term as a director expires at the annual meeting of shareholders to be held in 2013.

Robert B. Anthonyson has served as Vice President of Business Development and Director since the consummation of the Recapitalization Transaction. From 2003 through March 2011 Mr. Anthonyson was the general partner of Layne & Barton, LLC, a consulting firm providing real estate brokerage and advisory services. Previously, Mr. Anthonyson was a founder of AVID Systems, a developer of RFID-based technology that allows automated payment when entering or exiting parking garages (sold to Amtech Corp.), co-founder of Dynamics Associates (sold to Interactive Data Corp. then owned by Chase), a patent holder, and technologist. Mr. Anthonyson also served as the project manager of the award-winning $80M park and underground garage project that transformed Boston’s downtown financial district.  Mr. Anthonyson currently serves as a Director of FireStar Software. Mr. Anthonyson has a BS and MS from MIT and an MBA from Stanford University.  Mr. Anthonyson’s extensive knowledge of, and experience in, the software and technology industry, experience as a founder of several technologies and companies and leadership background make him uniquely qualified to serve as VP of Business Development and as a member of our Board.  Mr. Anthonyson’s term as a director expires at the annual meeting of shareholders to be held in 2015.

J. Phillip Cooper is the Chairman of the Compensation Committee and serves on the Audit Committee.  Mr. Cooper is the former Vice Chairman, EVP, and CFO of Charles River Associates (NASDAQ: CRAI), from which he retired in June 2006.  Mr. Cooper has held numerous CEO positions at several technology companies, including Newstar Technologies in Toronto, Ontario; Clinical Information Advantages, Inc., in Waltham, MA; and Applied Expert Systems in Cambridge, MA.  Currently, Mr. Cooper is a member of Boston Harbor Angels, a member of the Board of Advisors of The Capital Network and serves as a Director or Advisor for three technology companies.  Mr. Cooper has a B.Com from the University of Toronto and a Ph.D. from MIT.  Mr. Cooper’s significant public company experience, leadership and management experience in the technology industry, and expertise in the fields of marketing, business development, deal structuring and negotiation, acquisition and strategic partnering, and financial engineering enable him to make critical contributions as a member of our Board.  Mr. Cooper’s term as a director expires at the annual meeting of shareholders to be held in 2014.

Hank Nelson is the Chairman of the Audit Committee and serves on the Compensation Committee.  In 2008, Mr. Nelson founded Monadnock Advisors, LLC, a business advisory and investment banking firm focused on the lower to mid-sized companies in technology, health care and business services markets, and currently serves as its principal. From 2004 to 2008, Mr. Nelson was the CEO of Clearstory Systems and also served as a Board member. From 2001 through 2006, he was the CEO and a member of the Board of Directors of INSCI Corporation. He serves as a member of the Board of Advisors for three technology companies.  Mr. Nelson has a BS from Northeastern University.  Mr. Nelson’s significant leadership, management and operating experience and significant financial, accounting and corporate governance expertise enable him to make critical contributions as a member of our Board.  Mr. Nelson’s term as a director expires at the annual meeting of shareholders to be held in 2013.

Amy E. McGuire was appointed our Chief Financial Officer in January of 2007.  Ms. McGuire joined us as an Accounting Manager in 2002 when we acquired Workgroup Technology Corporation (“WTC”).  Ms. McGuire became our Corporate Controller in August 2004.  Ms. McGuire was employed by WTC for 5 years prior to the acquisition. Ms. McGuire has a BS from Nichols College.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us and on written representations that there were no changes in beneficial ownership, during fiscal year ended May 31, 2013, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to its most recent fiscal year.

Structure and Operation of the Board

The following is a brief description of the functions of the Board:

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors as a whole is responsible for our risk oversight. Our executive officers address and discuss with our Board of Directors our risks and the manner in which we manage or mitigate such risks. While our Board of Directors has the ultimate responsibility for our risk oversight, our Board of Directors works in conjunction with its committees on certain aspects of its risk oversight responsibilities. In particular, our Audit Committee focuses on financial reporting risks and related controls and procedures and our Compensation Committee strives to create compensation practices that do not encourage excessive levels of risk taking that would be inconsistent with our strategies and objectives.

Since March 2011, Joseph Mullaney has served as our President and Chief Executive Officer. We do not currently have a lead independent director. At this time, our Board believes that Mr. Mullaney’s combined role as President, Chief Executive Officer and Director enables us to benefit from Mr. Mullaney’s significant institutional and industry knowledge and experience, while at the same time promoting unified leadership and direction for our Board and executive management without duplication of effort and cost. Given our history, position, Board composition and the relatively small size of our company and management team, at this time, our Board believes that we and our shareholders are best served by our current leadership structure.

Nomination of Directors

Our bylaws do not provide a procedure for shareholders to nominate directors.  The Board of Directors does not currently have a standing nominating committee.  Instead, the Board of Directors currently has the responsibility of selecting individuals to be nominated for election to the Board of Directors.  The Board of Directors does not have a formal policy regarding diversity, the Directors seek a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board of Directors, to the Company and to its shareholders.  Qualifications considered by the Directors in nominating an individual may include, without limitation, independence, integrity, business experience, education, accounting and financial expertise, reputation, civic and community relationships and industry knowledge.  In nominating an existing director for re-election to the Board of Directors, the Directors will consider and review an existing director’s Board and Committee attendance, performance and length of service.

Audit Committee Related Function

The Board has formed an Audit Committee composed of the two non-employee Directors: Messrs. Cooper and Nelson, each of whom are “independent” as that term is defined in rules promulgated by the SEC and in accordance with the standards of the Nasdaq stock market.   Mr. Nelson is the Chairman of the Audit Committee.  At this time, the Audit Committee does not have a charter.  The Audit Committee is appointed by and reports to our Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent public accountants, review of the scope and results of our independent public accountants audit activities, evaluation of the independence of our independent public accountants and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports.

Compensation Committee Related Function

The current Board has formed a Compensation Committee composed of the two non-employee Directors: Messrs. Cooper and Nelson, each of whom are “independent” as that term is defined in rules promulgated by the SEC and in accordance with the standards of the Nasdaq stock market. At this time, the Compensation Committee does not have a charter.  Mr. Cooper is the Chairman of the Compensation Committee. The Compensation Committee is appointed by and reports to our Board of Directors. The Compensation Committee has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of SofTech.

Executive Compensation Programs. The Company's compensation programs are aimed at enabling it to attract and retain the best possible executive talent and rewarding those executives commensurate with their ability and performance. The Company's compensation programs consist primarily of base salary, bonus plan, and stock option plan.

Base Salary. Base salaries for executive officers are determined in the same manner as that of other salaried employees. Salary guidelines are established by comparing the responsibilities of the individual's position in relation to similar positions in other software development companies of similar size. Individual salaries were determined this year by considering respective levels of responsibility, position and industry comparables.

Bonus Plan. The President, Vice President of Business Development and Chief Financial Officer participate in incentive plans which compensate these individuals in the form of cash bonuses. Awards under these plans are based on the attainment of specific Company and individual performance measures established by the Board at the beginning of the fiscal year.

Incentive Compensation Plan. The 2011 Equity Incentive Plan (the “2011 Plan”) was approved by our shareholders at the Annual Meeting held on May 24, 2011. The 2011 Plan replaced our 1994 Stock Option Plan (the “1994 Plan”), which was restricted from issuing any new options after 2004. During fiscal year 2011 all options previously issued under the 1994 Plan were either exercised or expired. Under the 2011 Plan, 150,000 shares of our common stock are reserved for issuance. Additionally, any shares subject to any award under the 2011 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan.

Director Compensation.  The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant.  Each non-employee Director will receive an annual fee of $12,000 paid on a quarterly basis in arrears. In addition, in order to align their interests with those of the shareholders, each non-employee Director will be granted an option to purchase 5,000 shares of common stock upon his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of our common stock on the date of grant.  These options will vest monthly on a pro rata basis over three years from the date of grant. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited.  Directors Cooper and Nelson were each granted an option to purchase 5,000 shares on June 7, 2011.

Communication with Shareholders

We have established a process for shareholders to communicate with the Board of Directors. Shareholders wishing to communicate with the Board of Directors of SofTech should send an email to investors@softech.com or write or telephone Joseph P. Mullaney at the Company’s corporate offices:

Joseph P. Mullaney

SofTech, Inc.

59 Lowes Way, Suite 401

Lowell, Massachusetts 01851

Telephone: (978) 513-2700

Facsimile: (978) 851-4806

All such communication must state the number of Company securities held by the shareholder and must clearly state that the communication is intended to be shared with the Board of Directors. Mr. Mullaney will forward all such communications to the members of the Board.

Code of Ethics

SofTech has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer, or those performing similar functions. A copy of the code of ethics is available on the Company’s website at www.softech.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our President and Chief Executive Officer  and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to each of the two fiscal years ended May 31, 2013 and 2012.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	All other compensation (1)	Total
Joseph P. Mullaney	2013	$225,000	-	$1,346	$226,346
President & CEO	2012	225,000		-	225,000
Robert B. Anthonyson	2013	175,000	-	4,500	179,500
VP of Business Development	2012	175,000	-	3,479	178,479
Amy E. McGuire	2013	100,000	-	2,515	102,515
Chief Financial Officer	2012	98,538	-	1,971	100,509

__________________________

(1)  Reflects our contributions to each of the Named Executive Officer’s accounts under our 401(k) plan and redemption of vacation time forfeited.

Narrative Compensation Disclosure

Messrs. Mullaney and Anthonyson were hired upon completion of the Recapitalization Transaction with an initial annual salary of $200,000 and $150,000, respectively. Subsequently, the Compensation Committee has recommended, and the Board of Directors has approved, the following arrangements:

Mr. Mullaney – effective June 1, 2011, an annual salary of $225,000 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be established by mutual agreement between Compensation Committee and Mr. Mullaney. In addition, Mr. Mullaney is entitled to one year’s compensation in the event his employment is terminated without cause.

Mr. Anthonyson – effective June 1, 2011, an annual salary of $175,000 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be based half on attainment of corporate goals and half on personal goals. In addition, Mr. Anthonyson is entitled to six months compensation in the event his employment is terminated without cause.

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

Option Grants In The Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal years 2013 or 2012.

Director Compensation

Non-employee Director will receive annual fees of $12,000 paid on a quarterly basis in arrears. In addition, each non-employee Director will be granted an option to purchase 5,000 shares of Common Stock with respect to his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock at the Company’s Annual Meeting of Shareholders so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of the common stock on the date of grant and shall vest monthly on a pro rata basis over three years from the date of grant so long as the Director continues to be a member of the Board of Directors.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning the compensation of our non-employee directors during the fiscal year ended May 31, 2013. No new options were granted during fiscal year 2013.

Name	Fees earned or paid in cash (1)		Option awards(2)	Total
J. Phillip Cooper	$12,000	$		$12,000
Hank Nelson	12,000			12,000

(1) Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Effective March 11, 2011, each independent director who is not a full-time employee is paid an annual fee of $12,000 on a quarterly basis in arrears.

(2) Directors Cooper and Nelson were each granted an option to purchase 5,000 shares on June 7, 2011. These options have a fair market value of $2.40 per share and vest monthly on a pro rata basis over three years from the date of grant.

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

SofTech, Inc. Equity Incentive Plans

2011 Equity Incentive Plan

The 2011 Equity Incentive Plan (the “2011 Plan”) was approved by our shareholders at the Annual Meeting held on May 24, 2011. The 2011 Plan replaced our 1994 Stock Option Plan (the “1994 Plan”), which was restricted from issuing any new options after 2004. During fiscal year 2011 all options previously issued under the 1994 Plan were either exercised or expired. Under the 2011 Plan, 150,000 shares of our common stock are reserved for issuance.  Additionally, any shares subject to any award under the 2011 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan.

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

We have granted options to purchase 10,000 shares of our common stock under the 2011 Plan. These options were granted to our two non-employee directors as part of our director compensation policy. For more information, see “EXECUTIVE AND DIRECTOR COMPENSATION – Director Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table provides information concerning beneficial ownership of our common stock as of August 20, 2013, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock.  The address for our executive officers, directors and Chandra Singh is in care of SofTech, Inc., 59 Lowes Way, Suite 401, Lowell, MA 01851.

Name of Beneficial Owner (1) (2)	Amount and Nature of Beneficial Ownership	Percent of Class
Joseph P. Mullaney	83,635(3)	9.6%
Robert B. Anthonyson	129,838	14.8
J. Phillip Cooper	33,194(6)	3.8
Hank Nelson	3,194(6)	*
Amy E. McGuire	-	-
William D. Johnston	101,411(4)	11.6
Chandra Singh	127,036(5)	14.5
Joseph P. Daly	80,864(7)	9.2
All Directors and executive officers as a group (5 persons)	249,861	28.6

* Less than one percent (1%).

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)  There were 875,135 shares outstanding on August 20, 2013.

(3)  Mr. Mullaney pledged 80,000 shares to Prides Crossing Capital to partially secure the $2.7 million in new debt facilities.

(4)  In connection with the Stock Purchase Agreement, Greenleaf agreed to vote all shares beneficially owned by it in accordance with the recommendations of the Board of Directors, and Greenleaf provided a related proxy through March 11, 2014. In addition, Greenleaf agreed to not sell or transfer ownership of the 101,411 shares until after June 2014. Mr. Johnston’s business address is c/o Greenleaf Capital, Inc., 100 West Michigan Avenue, Suite 300, Kalamazoo, MI 49007.

(5)  Includes 3,225 shares owned by spouse, as to which beneficial ownership is disclaimed.

(6)  Includes 3,194 shares issuable upon exercise of stock options held by each of Messrs. Cooper and Nelson related to their service as Board members.

(7)  As reported on Schedule 13D filed with the SEC on December 3, 2012.  Includes 10,000 shares owned by EssigPR, Inc., a corporation located in Rincon, Puerto Rico owned by Mr. Daly.  Mr. Daly’s business address is 497 Circle Freeway, Cincinnati, Ohio  45246.

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

In connection with the private placement, we also entered into the Registration Rights Agreement with the Selling Shareholders, pursuant to which we agreed to file with the SEC a registration statement to cover the resale of the 384,588 shares of common stock issued in the private placement, within 90 calendar days after the closing of the private placement. We agreed to use our reasonable best efforts to have the registration statement declared effective as promptly as reasonable possible. We also agreed to use our reasonable best efforts to keep the registration statement continuously effective until the earlier of (i) such time as all of the shares have been sold by the Selling Shareholders and (ii) the date that all the shares may be sold immediately without registration under the Securities Act and without restrictions under Rule 144 of the Securities Act. This registration document was deemed effective on December 28, 2011.

The Registration Rights Agreement also grants piggyback registration rights to the Selling Shareholders if we propose to register any of our equity securities under the Securities Act (other than on a registration statement on Form S-8 or S-4), whether for our own account or for the account of another person.

In March 2011, the Company paid a fee of $80,000 to Monadnock Advisors, LLC (“Monadnock”) for advisory services provided in connection with identifying and closing on the Credit Facility with One Conant Capital in connection with the Recapitalization Transaction. Hank Nelson, a member of our board of directors, is the founder and principal of Monadnock Advisors, LLC.

In March 2012, the Company entered into an agreement with Monadnock to provide specified business advisory and investment banking services. These services included but were not limited to advising and assisting us in developing a strategy for achieving enhanced shareholder value through merger and acquisitions (“M&A”), development of our business plan and alternatives for capital. The Company paid Monadnock a non-recoverable, monthly retainer of $5,000 to be recovered in the event of a transaction. A transaction was defined as a refinancing of our debt in which case Monadnock would earn a 2% fee based on the gross amount of the debt facility and/or an M&A transaction in which case Monadnock’s fee would be either 4% of 4.5% based on the value received. During fiscal years 2012 and 2013, Monadnock was paid $75,000 in monthly retainer under this arrangement. In May 2013, Monadnock earned a fee of $54,000 related to the debt facility which was applied in full against the monthly fees already paid.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm, Audit Fees

The aggregate fees billed by McGladrey LLP for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees (1)	Audit- Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2013	$80,913	$-	$-	$-
Fiscal year ended May 31, 2012	$56,213	$10,300	$5,900	$-

1.

Includes Form 10-Q reviews and Consents.

The Company's Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Board pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the Company by its registered public accounting firm, provided, however, that de minimus non-audit services may instead be approved in accordance with applicable SEC rules. The Company's Board of Directors approved approximately 100% of the services described in the table above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

Certain Documents Filed as Part of this Form 10-K

1.

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders' Equity

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

Date: August 28, 2013

/s/ Joseph P. Mullaney

Joseph P. Mullaney

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Joseph P. Mullaney	President, Chief Executive Officer and Director	August 28, 2013
Joseph P. Mullaney	(Principal Executive Officer)

/S/ Amy E. McGuire	Treasurer, Clerk and Chief Financial Officer	August 28, 2013
Amy E. McGuire	(Principal Financial and Accounting Officer)

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Vice President of Business Development and Director	August 28, 2013
Robert B. Anthonyson

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Director	August 28, 2013
J. Phillip Cooper

By: /S/ Joseph P. Mullaney Joseph P. Mullaney Attorney-in-fact	Director	August 28, 2013
Hank Nelson

EXHIBIT INDEX

Exhibit No.	Description of Document
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

10.26	Securities Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Company’s 8-K filed on December 4, 2012).
10.27	Loan Pledge and Security Agreement by and between SofTech Inc and Prides Crossing Capital dated May 10, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s 8-K filed on July 12, 2013).
10.27.1

Amendment to Loan Pledge and Security Agreement by and between SofTech Inc and Prides Crossing Capital dated July 9, 2013 (incorporated by reference to Exhibit 10.27.1 to the Company’s 8-K filed on July 12, 2013).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
23.1	Consent of McGladrey LLP. (filed herewith)
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SofTech, Inc.

Lowell, MA

We have audited the accompanying consolidated balance sheets of SofTech, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in redeemable common stock and shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

August 28, 2013

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	May 31,	May 31,
	2013	2012
ASSETS

Cash and cash equivalents	$1,188	$595
Restricted cash	100	-
Accounts receivable (less allowance for uncollectible accounts of $29 as of May 31, 2013 and May 31, 2012)	895	757
Prepaid and current other assets	299	308

Total current assets	2,482	1,660

Property and equipment, net	61	42
Goodwill	4,249	4,246
Capitalized software development costs, net	376	172
Capitalized patent costs	101	82
Debt issuance costs, net	250	210
Notes receivable and other assets	195	136

TOTAL ASSETS	$7,714	$6,548

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$137	$266
Accrued expenses	602	333
Other current liabilities	89	70
Deferred maintenance revenue	2,088	2,194
Current portion of capital lease	13	5
Current portion of long-term debt	-	720

Total current liabilities	2,929	3,588

Long term deferred maintenance revenue	59	-
Capital lease, net of current portion	39	4
Other long-term liabilities	-	47
Long-term debt, net of current portion	2,700	1,480

Total liabilities	5,727	5,119

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at May 31, 2013	275	-

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 995,135 issued and outstanding at May 31, 2013 and 2012
	100	100
Capital in excess of par value	27,369	27,478
Accumulated deficit	(25,333)	(25,693)
Accumulated other comprehensive loss	(424)	(456)
Total shareholders’ equity	1,712	1,429

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$7,714	$6,548

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Years Ended

	May 31,	May 31,
	2013	2012

Revenues:
Products	$1,284	$1,420
Services	4,784	5,015
Royalties on sale of patents	290	-
Total revenues	6,358	6,435

Cost of revenues:
Products	141	75
Services	1,234	1,335
Total cost of revenues	1,375	1,410

Gross margin	4,983	5,025

Research and development expenses	1,087	1,243
Selling, general and administrative expenses	3,186	2,984

Operating income	710	798

Interest expense	342	320
Other (income) expense, net	(7)	31

Income before income taxes	375	447
Provision for income taxes	15	3

Net income	$360	$444

Basic and diluted net income per share	$0.35	$0.45

Weighted average common shares outstanding-basic	1,018,709	995,135
Weighted average common shares outstanding- diluted	1,019,812	995,135

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	(in thousands)
	For the Twelve Months Ended

	May 31,	May 31,
	2013	2012

Net income	$360	$444

Other comprehensive income (expense):
Foreign currency translation adjustment	32	(22)

Total other comprehensive income (expense)	32	(22)

Comprehensive income	$392	$422

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

	(in thousands, except for share and per share data)
	Years Ended

	May 31,	May 31
	2013	2012

Redeemable common stock:
Balance at beginning of year	$-	$-
Issuance of redeemable common stock, net of issuance costs	158	-
Accretion of redeemable common stock to redemption value	117	-
Redeemable common stock at end of year	$275	$-

Common stock:
Balance at beginning of year	$100	$100
Balance at end of year	100	100
Capital in excess of par value:
Balance at beginning of year	27,478	27,582
Direct costs of shares issued in private placement	-	(112)
Accretion of redeemable common stock to redemption value	(117)	-
Stock based compensation	8	8
Balance at end of year	27,369	27,478
Accumulated deficit:
Balance at beginning of year	(25,693)	(26,137)
Net income	360	444
Balance at end of year	(25,333)	(25,693)
Accumulated other comprehensive loss:
Balance at beginning of year	(456)	(434)
Foreign currency translation adjustments	32	(22)
Balance at end of year	(424)	(456)

Total shareholders’ equity at end of year	$1,712	$1,429

Outstanding shares:
Balance of redeemable common stock at beginning of year	-	-
Issuance of redeemable common stock	50,000	-
Balance of redeemable common stock at end of year	50,000	-

Balance of common stock at beginning of year	995,135	995,249
Fractional shares cashed out in 1-for-20 reverse stock split	-	(114)
Balance of common stock at end of year	995,135	995,135

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	( in thousands)
	Years Ended

	May 31,	May 31,
	2013	2012
Cash flows from operating activities:
Net income	$360	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	333	156
Stock based compensation	8	8
Changes in current assets and liabilities:
Accounts receivable	(138)	150
Prepaid expenses and other current assets	(55)	67
Accounts payable, accrued expenses and other liabilities	52	(664)
Deferred maintenance revenue	(47)	(107)
Net cash provided by operating activities	513	54

Cash flows from investing activities:
Capital expenditures	(2)	(17)
Receipts from note receivable from sale of product line	-	134
Capitalized software development costs	(276)	(184)
Capitalized patent costs	(19)	(82)
Net cash provided used in investing activities	(297)	(149)

Cash flows from financing activities:
Proceeds from issuance of redeemable common stock, net of expenses	223	-
Proceeds from issuance of common stock, net of registration expenses	-	(112)
Borrowings under Loan	2,700	-
Borrowings under Credit Facility	300	-
Repayment under Credit Facility	(2,500)	(770)
Debt issuance costs	(255)	-
Repayments under capital lease	(10)	(5)
Net cash provided by (used in) financing activities	458	(887)

Effect of exchange rates on cash	19	(9)
Increase (decrease) in cash and cash equivalents	693	(991)
Cash and cash equivalents, beginning of period	595	1,586
Cash and cash equivalents, end of period	$1,288	$595

Supplemental disclosures of cash flow information:
Interest paid	$157	$228
Income taxes paid	$2	$10

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment under capital lease	$53	$-
Accretion of redeemable common stock	$117	$-

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

B.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits.  Cash held in foreign bank accounts at May 31, 2013 totaled approximately $206,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company believes that the loss of one or more of our largest customers could have a material adverse effect on the business. During fiscal years 2013 and 2012, no customer exceeded ten percent of revenue. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. Bad debts are written off against the allowance when identified. The changes in the accounts receivable reserve are as follows (in thousands):

		Charged
	Balance,	to Costs		Balance,
For the Years	Beginning	and	Bad Debt	End of
Ended May 31,	of Period	Expenses	Write-offs	Period

2012	$29	$-	$-	$29

2013	$29	$-	$-	$29

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Data Processing Equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years

Depreciation expense, including amortization of assets under capital lease, was approximately $35,000 and $31,000, for fiscal years 2013 and 2012, respectively.

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

During fiscal years 2013 and 2012, the Company capitalized approximately $276,000 and $184,000, respectively, of software development costs. Amortization expense related to capitalized software development costs for fiscal years 2013 and 2012 was approximately $73,000 and $11,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  On May 10, 2013, the Company refinanced its then existing debt agreements and entered into a new debt agreement as described in Note F. Total direct costs incurred in establishing this debt agreement were approximately $255,000. These costs have been capitalized and are being amortized over the three year life of the loan. Unamortized debt issuance costs related to the Company’s previous debt agreement as of May 10, 2013 totaled approximately $108,000 and were expensed during fiscal 2013. Amortization expense related to debt issuance costs for fiscal years 2013 and 2012 were approximately $225,000 and $114,000, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2010 to 2012.

REVENUE RECOGNITION

The Company follows the provisions of ASC 985, Software, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

The Company follows the provisions of ASC 605, Revenue Recognition for transactions that do not involve the licensing of software or software support services as in the case of the recent sale of its patents. Revenue from the sale of patents is recorded when persuasive evidence of an arrangement exists, delivery has taken place and a fixed fee and collectability has been determined. These conditions are no different from those when the Company licenses software. For multiple element arrangements, however, under ASC 605, total fees are allocated to each of the elements based upon the relative selling price method. Under that method the allocation of fees to the undelivered elements is based on VSOE, or if it doesn’t exist, then based on third party evidence of selling price. If neither exists, then the allocation is based on management’s best estimate of the selling price.

PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $19,000 and $82,000 for the years ending May 31, 2013 and 2012, respectively.

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

As of May 31, 2013, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2013, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, notes receivable, accounts payable, notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2013. The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for whom the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s allowance for uncollectible accounts was approximately $29,000 at May 31, 2013 and 2012, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2013 and 2012. In fiscal year 2013 and 2012, the Company recorded a net (gain) loss from foreign currency related transactions of approximately $(7,000) and $37,000, respectively, to Other (income) expense, net in the Consolidated Statements of Operations.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, the Company’s comprehensive income items include only foreign translation adjustments.  Comprehensive income has been included in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for all periods.

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income for each period:

	Years Ended
	May 31, 2013	May 31, 2012
	(Amounts in thousands, except share amounts)

Net income available to common shareholders	$360	$444

Weighted average number of common shares outstanding used in calculating basic earnings per share	1,018,709	995,135
Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,019,812	995,135

For the fiscal year ending May 31, 2013, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009.  During fiscal 2012, all options awarded under the 1994 Stock Option Plan expired unexercised. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan.  As of May 31, 2013, 10,000 options were awarded under the 2011 Plan.

The following table summarizes option activity under the 1994 and the 2011 Stock Option Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2011	1,350	1.80	0.50	810
Granted	10,000	2.40	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(1,350)	.86		-

Outstanding options at May 31, 2012	10,000	2.40	9.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-		-

Outstanding options at May 31, 2013	10,000	$2.40	8.02	$-

Exercisable at May 31, 2013	6,389	$2.40	8.02	$-

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

For both years ended May 31, 2013 and 2012, the Company expensed approximately $8,000 of stock-based compensation.  The Company had approximately $8,000 of unrecorded stock based compensation as of May 31, 2013 which will be recognized over the next 1.25 years.  The weighted-average fair value of each option granted in the fiscal year ended May 31, 2012 is estimated as $2.35 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	1.86%

REEDEMABLE COMMON STOCK

During the year ending May 31, 2013,  the Company issued 50,000 shares of common stock, $.10 par value (the “Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitles the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period (the “Payment Period”) following the investment.  The Agreement also provides the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period following the Payment Period.

The Company first assessed the redeemable Common Stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480. In that the Put Option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed the Put Option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the Put Option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the Common Stock issued pursuant to the Agreement in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 50,000 shares of Common Stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $163,000. This amount is equal to the gross proceeds of $250,000, less $27,000 in issuance costs related to legal fees and the $60,000 Fee, which has been included in other liabilities. The Company elected to record the Common Stock at its redemption value of $275,000 immediately and accordingly recorded accretion of $112,000 to additional paid in capital during fiscal year 2013.

NEW ACCOUNTING PRONOUNCEMENTS

There were no recently issued accounting pronouncements applicable to the Company that have not been adopted as of May 31, 2013.

C.

INCOME TAXES

The provision for income taxes includes the following for the years ended May 31 (in thousands):

	2013	2012
Federal	$-	$-
Foreign	13	-
State and local	2	3
Total current provision	15	3
Deferred provision	148	198
Valuation allowance	(148)	(198)
Total deferred provision	-	-
Total provision	$15	$3

The domestic and foreign components of income from income taxes were as follows for the years ended May 31 (in thousands):

	2013	2012
Domestic	$341	$414
Foreign	19	33
	$360	$447

At May 31, 2013, the Company had Federal net operating loss carryforwards of $20 million that begin expiring in 2022, and are available to reduce future taxable income. The utilization of the remaining net operating loss carryforwards may be subject to limitation based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2013.

The Company’s effective income tax rates can be reconciled to the federal and state statutory income tax rate for the years ended May 31 as follows:

	2013	2012
Federal statutory rate	34%	34%
State	-	-
Foreign	1	-
Permanent items	-	-
Valuation reserve	(34)	(34)
Effective tax rate	1%	-

Deferred tax assets (liabilities) were comprised of the following at May 31 (in thousands):

	2013	2012
Deferred tax assets
Net operating loss carryforwards	$7,190	$6,829
Tax credit carryforwards	254	254
Receivables allowances	11	11
Vacation pay accrual	10	36
Other accruals	-	2
Depreciation	35	36
Differences in book and tax basis of assets of acquired businesses	(1,050)	(576)
Total gross deferred tax assets	6,450	6,592
Valuation allowance	(6,450)	(6,592)
Net deferred tax asset	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets. Changes in the valuation allowance impacted deferred tax expense by approximately $142,000 for fiscal year 2013 and 2012.

D.

EMPLOYEE RETIREMENT PLANS

The Company has an Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal years 2013 and 2012 was approximately $46,000 and $54,000, respectively.

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

	Years Ended
Revenue:	May 31, 2013	May 31, 2012
North America	$4,596	$4,744
Asia	603	577
Europe	1,771	1,765
Eliminations	(612)	(651)
Consolidated Total	$6,358	$6,435

Long-Lived Assets:	As of May 31, 2013	As of May 31, 2012
North America	$5,119	$4,769
Europe	113	119
Consolidated Total	$5,232	$4,888

F.

DEBT

PRIDES CROSSING CAPITAL

On May 10, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Prides Crossing Capital L.P. and Prides Crossing Capital -A, L.P., (“Lenders”).  The Loan Agreement provides for a $2.7 million, three-year term loan (the “Loan”) with interest only until October 1, 2014.

Approximately $1.8 million of the proceeds from the Loan were used to pay-off the Company’s prior credit facilities.

The Loan matures on May 1, 2016 and bears an interest rate of 14% paid in arrears on a calendar quarter basis commencing on July 1, 2013 and continuing throughout the life of the loan. Commencing on October 1, 2014, and continuing on the last day of each calendar quarter thereafter through May 1, 2016, the Borrower will make quarterly principal payments of $135,000. Remaining principal balances will be due and payable on May 1, 2016.

The Company agreed to secure all of its obligations under the Loan by granting the Lenders a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries. In connection with the grant of the security interest in favor of the Lenders in the Company’s intellectual property, the Company has entered into an intellectual property security agreement with the Lenders and a source code escrow agreement with the Lenders and an independent third party.  In addition, the Company’s Chief Executive Officer has provided the Lenders with a personal guaranty of up to $500,000 secured by his equity interests in the Company. The Company agreed to pay the Chief Executive Officer $80,000 in consideration for extending that personal guaranty. This payment has been included as a part of capitalized debt issuance costs and accrued expenses at May 31, 2013.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in its business.  In addition, the Loan Agreement contains financial covenants by the Company that establish (i) a maximum ratio of indebtedness to recurring revenue; (ii) a maximum ratio of indebtedness to EBITDA; and (iii) a minimum liquidity test (defined as the Company’s cash plus amounts available under a line of credit of up to $250,000).  The Loan Agreement also imposes limits on capital expenditures for each calendar year during the term of the Loan Agreement.

The Loan Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.  Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Loan will become immediately due and payable and the Lenders commitments will be automatically terminated.  Upon the occurrence and continuation of any other event of default, the Lenders may accelerate payment of all obligations and terminate the Lenders’ commitments under the Loan Agreement.

On July 9, 2013, the Loan Agreement was amended (the “Amendment”) to allow the Company to repurchase 170,000 of its shares from Greenleaf and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into the Amendment, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest monthly over three years, with accelerated vesting under certain circumstances including if the Loan is repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

ONE CONANT CAPITAL

In March 2011, the Company entered into a $3.2 million credit facility with One Conant Capital, LLC, an affiliate of People’s United Bank (“People’s”), consisting of a $2.9 million term loan and a $300,000 revolving line of credit (the “Credit Facility”).

Under the Credit Facility, the Company was obligated to make monthly principal installments in the aggregate amount of $60,000. Additional principal payments were due on September 30th of each year the Credit Facility was outstanding based on excess cash flow, as defined under the Credit Facility, for the immediately preceding fiscal year ended May 31st. All unpaid principal and interest under the Credit Facility was due on the February 28, 2014.

The interest rate under the Credit Facility was either 8% or 10% (the “Coupon Rate”) depending on the Company financial performance for the trailing twelve month period. In addition, the Company was obligated to pay a quarterly fee (the “Success Fee”) equal to 1.5% of gross quarterly revenue. This Success Fee terminates on the fiscal quarter ended February 28, 2014 with final payment due on April 14, 2014. The combination of the Coupon Rate and the Success Fee resulted in an effective borrowing rate of 15.5% for the nearly twelve month period ended May 10, 2013 when this Credit Facility was repaid in full.

Approximately $1.6 million of the proceeds from the Loan Agreement were used to pay-off the remaining balance of the Credit Facility in May 2013.  The Success Fee remains in effect for the quarters ended May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014. In Q4, 2013, the Company recorded $75,000 of interest expense related to the Success Fees to be paid in fiscal year 2014. An escrow account of $100,000 was established with People’s in May 2013 to fund the remaining Success Fee payments. Success Fee amounts due will be extracted from the escrow account as they become due.   Any shortfall will be made up by the Company while any overage will become unrestricted after the payment for the quarter ended February 28, 2014.  The $100,000 escrow account has been classified as restricted cash as of May 31, 2013.

GREENLEAF CAPITAL SUBORDINATED NOTE

The Company was also obligated to Greenleaf Capital, Inc. (“Greenleaf”) under a $250,000 subordinated note (the “Greenleaf Note”). The Greenleaf Note was subordinated to the Credit Facility in accordance with a Subordination and Intercreditor Agreement, dated as of March 8, 2011, among the Company, the Lender and Greenleaf (the “Subordination Agreement”). Interest on the Greenleaf Note accrued at the annual rate of five percent. The Greenleaf Note was paid in full on May 10, 2013.

G.

LEASE COMMITMENTS

OPERATING LEASES

The Company conducts its operations in office facilities leased through November 2013. Rental expense for fiscal years 2013 and 2012 was approximately $194,000 and $210,000, respectively.

At May 31, 2013, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

Fiscal Year	Commitment
2014	$82

CAPITAL LEASES

In September 2009, the Company acquired capital equipment through a capital lease agreement with a financial institution for a term of 50 months, with a $1 purchase option and in November 2012, the Company acquired capital equipment through a capital lease agreement with a financial institution for a term of 60 months, with a $1 purchase option. The assets are amortized over the life of the related lease and amortization of the assets is included in depreciation expense for fiscal year 2013 and 2012.  Minimum annual future lease payments under the capital lease as of May 31, 2013 are as follows (in thousands):

2014	$18
2015	15
2016	15
2017	14
2018	6

Minimum lease payment	68
Amount representing interest	(17)

Present value of minimum lease payments	$51

Current	$13
Long Term	$39

H.

NOTE RECEIVABLE

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

I.  RIGHTS AGREEMENT

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

J. SALE OF PATENTS

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

K. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.

On June 13, 2013, the Company purchased 170,000 shares of common stock from Greenleaf Capital, Inc., The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker (the “Stock Purchase Agreement”), for a purchase price of $62,900, or $0.37 per share.  The Stock Purchase Agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share within one year of the date of the agreement, or provide registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer, if made, to purchase the remaining shares, however, if the offer is made by the Company and not accepted by Greenleaf, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares.

On July 9, 2013, the Company amended its Loan Agreement with its Lenders as more fully described in Note F.

On July 19, 2013, Dassault Systemes Solidworks Corporation (“Solidworks”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division alleging fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions LLC, a wholly-owned subsidiary of Acacia Research Group, against Solidworks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions LLC in June 2012. Solidworks is seeking reimbursement from the Company of attorneys’ fees and any judgments or settlement monies it may incur under the infringement suit, as well as punitive and multiple damages.  The Company is assessing this recently filed action and will respond in a timely manner.