Form 10-Q
period 2013-08-31
SOFTECH INC
filed 2013-10-15
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at October 10, 2013 was 875,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	August 31, 2013	May 31, 2013
ASSETS

Cash and cash equivalents	$752	$1,188
Restricted cash	76	100
Accounts receivable (less allowance for uncollectible accounts of $29 as of August 31, 2013 and May 31, 2013)	705	895
Prepaid and other assets	283	299
Total current assets	1,816	2,482

Property and equipment, net	72	53
Goodwill	500	498
Capitalized software development costs, net	391	376
Capitalized patent costs	103	101
Debt issuance costs, net	260	250
Notes receivable and other assets	187	195
Assets held for sale	3,759	3,759

TOTAL ASSETS	$7,088	$7,714

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$167	$137
Accrued expenses	675	602
Other current liabilities	68	89
Deferred maintenance revenue	1,281	1,495
Current portion of capital lease	13	13
Current liabilities held for sale	513	652

Total current liabilities	2,717	2,988

Capital lease, net of current portion	35	39
Long-term debt, net of current portion	2,651	2,700
Warrant liability	42	-

Total liabilities	5,445	5,727

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at August 31, 2013 and May 31, 2013	275	275

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 875,135 and 1,045,135 issued and outstanding at August 31, 2013 and May 31, 2013, respectively	100	100
Treasury stock, $0.10 par value, 170,000 shares at cost	(63)	-
Capital in excess of par value	27,374	27,369
Accumulated deficit	(25,599)	(25,333)
Accumulated other comprehensive loss	(444)	(424)
Total shareholders’ equity	1,368	1,712

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$7,088	$7,714

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	August 31,	August 31,
	2013	2012

Revenue:
Products	$241	$215
Services	1,134	1,165
Royalties from sale of patents	-	190
Total revenue	1,375	1,570

Cost of revenue:
Products	33	25
Services	307	308
Total cost of revenue	340	333

Gross margin	1,035	1,237

Research and development expenses	335	244
Selling, general and administrative expenses	881	758

Operating income(loss)	(181)	235

Interest expense	102	65
Change in fair value of warrant liability	(9)	-
Other income	(8)	(3)

Net income(loss)	$(266)	$173

Basic and diluted net income(loss) per share:	$(0.30)	$0.17

Weighted average common shares outstanding-basic	901,005	995,135
Weighted average common shares outstanding-diluted	901,005	1,001,234

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME(LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	August 31,	August 31,
	2013	2012

Net income (loss)	$(266)	$173

Other comprehensive income:
Foreign currency translation adjustment	(20)	(6)

Total other comprehensive loss	(20)	(6)

Comprehensive income (loss)	$(286)	$167

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Three Months Ended

	August 31,	August 31,
	2013	2012
Cash flows from operating activities:
Net income(loss)	$(266)	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55	48
Stock-based compensation	2	2
Non-cash interest expense	2	-
Change in fair value of warrant liability	(9)	-
Change in current assets and liabilities:
Accounts receivable	190	102
Prepaid expenses and other assets	24	24
Restricted cash	24	-
Accounts payable, accrued expenses and other liabilities	82	(40)
Deferred maintenance revenue	(35)	(500)
Change in assets and liabilities held for sale	(318)	-
Net cash used in operating activities	(249)	(191)

Cash flows from investing activities:
Collection of note receivable from sale of product line	-	(5)
Capital expenditures	(29)	-
Capitalized software development costs	(39)	(111)
Capitalized patent costs	(2)	(6)
Net cash used in investing activities	(70)	(122)

Cash flows from financing activities:
Cost of treasury shares	(63)	-
Capitalized debt issuance costs	(32)	-
Repayment under debt agreements	-	(180)
Repayments under capital lease	(4)	(1)
Net cash used in financing activities	(99)	(181)

Effect of exchange rates on cash	(18)	(1)
Decrease in cash and cash equivalents	(436)	(495)
Cash and cash equivalents, beginning of period	1,188	595
Cash and cash equivalents, end of period	$752	$100

Supplemental disclosures of cash flow information:
Interest paid	$56	$42
Taxes paid	$14	$2

Noncash investing and financing activities:
Issuance of warrants	$51	$-

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

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing four new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal 2013 results included in the previously filed Form 10-K (“2013 Form 10-K”).

Recapitalization Transaction

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), the Company’s sole lender at that time and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s new Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction.

Refinancing of Debt

In May 2013, the Company entered into a new three year, $2.7 million loan agreement as detailed in Note F that replaced the Company’s prior debt facilities that were to expire in February 2014. The loan agreement requires quarterly principal payments of $135,000 beginning on October 1, 2014 and carries a 14% interest rate due in arrears each calendar quarter beginning July 1, 2013. The funds were used to retire existing debt and provide additional working capital.

Stock Purchase Agreement with Greenleaf Capital and affiliates

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the consolidated financial statements as of May 31, 2013.  The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period.

Assets and liabilities held for Sale

On August 30, 2013, SofTech agreed to sell its CADRA product line to Mentor Graphics Corporation (“Mentor”) for a purchase price of $3.2 million(subject to any indemnification claims), plus potential earn-out payments of up to an additional $750,000 based on 10% of CADRA revenue generated by Mentor in the three year period following the closing. The closing of this asset sale, which is subject to stockholder approval and other customary closing conditions and terms (including a holdback of a portion of the purchase price to secure any indemnification claims arising under the asset purchase agreement), is expected to occur in October 2013. The transaction is not subject to any financing condition.

The assets to be acquired by Mentor relate to the CADRA product line and include (i) rights to, and interest in, all computer software; (ii) specified physical assets; (iii) all customer information; and (iv) purchase orders in backlog and customer support agreements. The liabilities to be assumed by Mentor are limited to customer support obligations.  Specifically excluded from the sale and retained by SofTech are all remaining assets and liabilities not specifically identified and all billed accounts receivable of the CADRA product line through the closing date which is expected to take place subsequent to the approval of the SofTech shareholders.

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

REVENUE RECOGNITION

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 985, Software for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

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

During the three months ended August 31, 2013 and 2012, the Company capitalized approximately $39,000 and $111,000, respectively, of software development costs related to new products. Amortization expense related to capitalized software development for the three months ending August 31, 2013 and 2012 was approximately $24,000 and $12,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  On May 10, 2013, the Company refinanced its then existing debt agreements and entered into a new debt agreement as described in Note F. Total direct costs incurred in establishing this debt agreement were approximately $291,000. These costs have been capitalized and are being amortized over the three year life of the loan. Unamortized debt issuance costs related to the Company’s previous debt agreement as of May 10, 2013 totaled approximately $108,000 and were expensed during fiscal 2013. Amortization expense related to debt issuance costs for the three months ending August 31, 2013 and 2012 were approximately $22,000 and $29,000, respectively.

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

The Company operates in a single reporting unit.  Goodwill has been allocated to the CADRA product line based upon the estimated fair value of the CADRA product line based on the transaction with Mentor as compared to the estimated fair value of the Company as a whole. As of May 31, 2013, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended August 31, 2013 to warrant an interim impairment test. Goodwill allocated to the CADRA product line and being held for sale on August 31, 2013 and May 31, 2013 was approximately $3.8 million.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $2,000 and $6,000 for the three month period ended August 31, 2013 and 2012.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of August 31, 2013, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009. During fiscal 2012, all options awarded under the 1994 Stock Option Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of August 31, 2013, 10,000 options were awarded and outstanding under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2012	10,000	$2.40	9.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at August 31, 2013	10,000	$2.40	7.77	$-

Exercisable at August 31, 2013	7,222	$2.40	7.77	$-

The Company determined the volatility for options granted using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the three month periods ended August 31, 2013 and 2012, the Company expensed approximately $2,000 of stock-based compensation.

REDEEMABLE COMMON STOCK

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three month periods ended August 31, 2013 and 2012, the Company recorded a net gain from foreign currency related transactions of approximately $8,000, and $3,000, respectively, to Other income in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	August 31, 2013	May 31, 2013
	(Amounts in thousands)

Property and equipment	$1,909	$1,869
Accumulated depreciation and amortization	(1,837)	(1,816)
Property and equipment, net	$72	$53

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share are computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is antidilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income (loss) for each period:

	For the Three Months Ended
	August 31, 2013	August 31, 2012
	(amounts in thousands)

Net income (loss) available to common shareholders	$(266)	$173

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	901,005	995,135
Incremental shares from the assumed exercise of
dilutive stock options	-	6,099

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	901,005	1,001,234

For the three month period ended August 31, 2013, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation. For the three month period ended August 31, 2012, all options were included in the above calculation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, accounts receivable, warrants to purchase shares of common stock, accounts payable and notes payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.  The Company’s warrant liability is recorded at fair value.

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are measured using inputs from the three levels of fair value hierarchy which are as follows:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following summarizes the Company’s assets and liabilities measured at fair value as of August 31, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	August 31,	Assets	Inputs	Inputs
Description (000’s)	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$42	$—	$—	$42
Total Liabilities	$42	$—	$—	$42

Activity for liabilities classified as Level 3:

Subordinated Convertible Note
Balance at May 31, 2013	$-
Issuance of warrant liability	51
Fair value adjustment	(9)
Fair value at August 31, 2013	$42

Fair values for the Company’s warrant liability are determined by utilizing widely accepted valuation techniques including the Black-Scholes Pricing Model. The methods and significant inputs and assumptions utilized in estimating the fair value of the Warrant Liabilities as of the August 31, 2013 balance sheet date are discussed below. The warrants are categorized as Level 3 within the fair value hierarchy.

The Company estimated the fair value of each share-based award using the Black-Scholes option valuation model. The Black-Scholes Pricing Model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Input	July 9, 2013	August 31, 2013
Stock Price	$2.11	$1.77
Exercise Price	1.00	1.00
Expected Life (in years)	7.00	6.86
Stock Volatility	138%	138%
Risk-Free Interest Rate	2.28%	2.24%
Dividend Rate	0%	0%

The following are significant assumptions utilized in developing the inputs:

o

The Company’s common stock shares are traded on the OTC Bulletin Board and, accordingly, the stock price input is based upon bid prices as of the valuation dates due to the extremely thin trading volume, broker-driven market (vs. exchange market) and the wide bid/ask spread as of the valuation date;

o

Stock volatility was estimated by considering (i) the annualized monthly volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments (monthly data set is more relevant given the extremely thin trading volume of the Company’s common stock). Historical prices of the Company’s common stock were used to estimate volatility as the Company did not have traded options as of the valuation dates;

o

Based upon the Company’s historical operations and management’s expectations for the foreseeable future, the Company’s stock was assumed to be a non-dividend-paying; and

o

The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date for the expected term.

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

	Three Month Periods Ended
Revenue:	August 31, 2013	August 31, 2012
North America	$1,003	$1,198
Europe	314	333
Asia	163	166
Eliminations	(105)	(127)
Consolidated Total	$1,375	$1,570

Long Lived Assets:	As of August 31, 2013	As of May 31, 2013
North America	$5,158	$5,119
Europe	114	113
Consolidated Total	$5,272	$5,232

D.  Note Receivable

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

E. Sale of Patents

In June 2012, the Company sold to an unrelated third party (the “Buyer”) its rights, title and interests in three of its U.S. patents (the “Patents”) all entitled Method and System for Design and Drafting in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”). These Patents were derived from the Company’s development work related to the Company’s CADRA product line and the inventions are a key, time saving feature within that technology offering. The Company received a limited, non-exclusive, royalty-free license under the Patents to make, use, offer to sell, or sell the Company’s products or services.

In September 2012, the Patent agreement was amended to include two other U.S. patents (“Additional Patents”) both entitled Product Development System and Method Using Integrated Process and Data Management. These Additional Patents were derived from the development work related to the Company’s ProductCenter product line and are a core and essential capability within that product offering. The Company received a limited, non-exclusive, royalty-free license under the Additional Patents to make, use, offer to sell or sell the Company’s products or services. As a result of the amendment, the Initial Payment was increased by $100,000.

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

F. Debt

The following provides a description of the current terms of the Company’s loan agreement with Prides Crossing Capital.  As further described in Note H hereto, the Company has reached an agreement in principal with Prides Crossing Capital in connection with the closing of the CADRA sale, which provides, among other things, for the amendment of the Loan Agreement within 30 days of the date of the completion of the CADRA sale.

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

The Company agreed to secure all of its obligations under the Loan by granting the Lenders a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries. In connection with the grant of the security interest in favor of the Lenders in the Company’s intellectual property, the Company has entered into an intellectual property security agreement with the Lenders and a source code escrow agreement with the Lenders and an independent third party.  In addition, the Company’s CEO has provided the Lenders with a personal guaranty of up to $500,000 secured by his equity interests in the Company. The Company agreed to pay the CEO $80,000 in consideration for extending that personal guaranty. This payment has been included as a part of capitalized debt issuance costs and was included in accrued expenses on each of the balance sheet dates presented.

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

Upon issuance, the Warrant did not meet the requirements for equity classification, because such warrants provide a cash-out election allowing the holder to a one time right to require the Company to repurchase all or a portion of the Warrant.  Therefore these Warrants are required to be accounted for as a liability.  Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Change in fair value of warrant liabilities.”

The Company determined the fair value of the warrants using the Black-Scholes valuation model.  The grant date fair value of the warrant of approximately $51,000 was recorded a liability, with a corresponding discount recorded on the debt.  The debt discount will be accreted through the remaining term of the Loan Agreement using the effective interest rate method.  Accretion during recorded as interest expense during the three months ended August 31, 2013 was approximately $2,000.  As of August 31, 2013 the warrant was adjusted to its fair value of $42,000 resulting in $9,000 of other income recorded during the three months ended August 31, 2013.

G.

Stock Purchase Agreement

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note G to the consolidated financial statements as of May 31, 2013.  The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period.

H.

Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued. The sale of the CADRA product line is subject to stockholder approval by two-thirds of SofTech's shareholders. On September 30, 2013, SofTech filed a proxy statement with respect to a special meeting of the shareholders to seek that approval. The special meeting of stockholders was held on October 9, 2013. Approximately 674,000 shares were voted at the special meeting and approximately 671,000 or 77% shares of common stock voted to approve the sale of the CADRA product line to Mentor.

In connection with the CADRA sale, the Company has reached an agreement in principal with the Lenders to deposit $1,350,000 of the proceeds from the CADRA sale in a restricted account for the benefit of the Lenders, pending the agreement by the Company and the Lenders to an amendment to the Loan Agreement within 30 days from the date of the closing of the CADRA sale.  The Loan Agreement amendment may provide for the repayment of indebtedness and/or other terms that are less favorable to the Company than those contained in the existing Loan Agreement.  Furthermore, if the Company and the Lenders are unable to agree to the amended terms of the Loan Agreement during the 30 day period following the closing of the CADRA sale, all of the indebtedness currently outstanding under the Loan Agreement ($2.7 million as of August 31, 2013) will become immediately due and payable.

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

Since the Recapitalization Transaction described in Note A to the condensed Consolidated Financial Statements herein, the Company has also been actively engaged in acquiring and filing applications related to four new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

For more than a decade through fiscal 2010, we had also experienced revenue declines in our CADRA product line. CADRA, which we acquired in 1998, is a 2D technology that was first introduced in the early 1980’s. The revenue declines were due to the age of the product, the introduction of robust 3D solutions for less than $5,000 per unit and the dominance of AutoCAD in the 2D market, a product offered by Autodesk. However, in fiscal years 2011 and 2012 the CADRA revenue increased as compared to the immediately preceding fiscal year primarily driven by our existing non-maintenance CADRA customers that have had to repurchase licenses due to the upgrade of their operating system. Older versions of CADRA do not function properly on the Windows 7 operating system. Fiscal 2013 CADRA revenue declined by about 1% as compared to fiscal 2012. We anticipate the general declining revenue trends in the CADRA product line will continue although these declines may be mitigated for several years by our customers upgrading their operating systems which may require purchases of new CADRA licenses.

CADRA Sale

On August 30, 2013, SofTech agreed to sell its CADRA product line to Mentor Graphics Corporation (“Mentor”) for a purchase price of $3.2 million (subject to any indemnification claim), plus potential earn-out payments of up to an additional $750,000 based on 10% of CADRA revenue generated by Mentor in the three year period following the closing. The closing of this asset sale, which is subject to approval by the Company’s shareholders and other customary closing conditions and terms (including a holdback of a portion of the purchase price to secure any indemnification claims arising under the asset purchase agreement), is expected to occur in October 2013. The transaction is not subject to any financing condition.

The assets to be acquired related to the CADRA product line include (i) rights to, and interest in, all computer software; (ii) specified physical assets; (iii) all customer information; and (iv) purchase orders in backlog and customer support agreements. The liabilities to be assumed by Mentor are limited to customer support obligations.  Specifically excluded from the sale and retained by SofTech are all remaining assets and liabilities not specifically identified and all billed accounts receivable of the CADRA product line through the closing date which is expected to take subsequent to the approval of the SofTech shareholders.

In connection with the CADRA sale, we have reached an agreement in principal with the Lenders to deposit $1,350,000 of the proceeds from the CADRA sale in a restricted account for the benefit of the Lenders, pending the agreement by us and the Lenders to an amendment to the Loan Agreement within 30 days from the date of the closing of the CADRA sale.  The Loan Agreement amendment may provide for the repayment of indebtedness and/or other terms that are less favorable to us than those contained in the existing Loan Agreement.  Furthermore, if we are unable to agree to the amended terms of the Loan Agreement during the 30 day period following the closing of the CADRA sale, all of the indebtedness currently outstanding under the Loan Agreement ($2.7 million as of August 31, 2013) will become immediately due and payable.

Following the sale of the CADRA business, we will need to restructure our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and possible new strategic initiatives.  We currently contemplate pursuing the activities described below and other strategic initiatives that the board of directors may subsequently determine are in the best interests of the shareholders.

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the sale of the CADRA business to Mentor, we will continue to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator a PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below.  For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2013.

Over the last six months, SofTech has developed for one of its largest customers an easy to use product offering combining a third party analysis solution with a 2D solution that allows a mechanical design engineer to simulate the movement of his or her design with limited training. Giving the mechanical design engineer the ability to detect design flaws and correct them with this easy to use technology represents an advancement, we believe, and one we hope to capitalize on in the coming years. We will seek to further develop this solution and introduce it to our customers over the coming fiscal year.

Distribution Activity

In connection with the CADRA sale, we will enter into a distribution agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, to approximately 40 existing customers through its wholly-owned subsidiary in Italy, SofTech Srl.   In addition, pursuant to the terms of the distribution agreement, for a period of one year from the closing, we will be the account representative for Sikorsky Aircraft, the largest CADRA user in the United States. The margin to be earned by SofTech for this distribution activity will be consistent with the margin earned by distributors in the industry.  In addition, we will continue to market and distribute third party technologies from Aras and SpaceClaim as we have since 2012.

Consulting

SofTech has been engaged in the PLM market since 1993. Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers. Our revenue from consulting activities for fiscal year 2013 was about $875,000, representing an increase of 19% over the prior year period.  This increase in consulting revenue was driven partly by our new partnership agreement with Aras, a rapidly growing PLM company that is disrupting the status quo. We intend to continue to grow and invest in our consulting business following the CADRA sale.

Exploring Strategic Initiatives

A core tenet of the management team’s strategy following the recapitalization transaction in 2011 has been to actively consider ways to monetize some or all of SofTech’s assets and to pursue new strategic initiatives, such as potential business combinations, sale transactions or strategic partnerships.

Developing Remaining Patent Estate.  The Company has filed three provisional patents and purchased the rights to one provisional patent since March 2011. These patents remain in process at the United States Patent and Trademark Office as of the date of this proxy statement, and the Company intends to continue to pursue the resolution to these filings.  These patents generally relate to methods of accumulating buyers’ information in a database in ways that allow the information to be shared with sellers so as to allow the sellers to make targeted, relevant offers to the buyers.  While these patents, which could generally be considered eCommerce related, pertain to technologies that are not directly related to our historical revenue producing business activities, we believe they may have applications in those areas.

Analyzing the potential of the technologies described in these patents and the business case for us to invest in efforts to commercialize any of them is part of an ongoing evaluation. It is possible that our efforts will be limited to securing the patent awards and monetizing the patents as we did in fiscal year 2013 for our five patents in the PLM space. While many of these businesses would be new to us, we believe that we possess underlying competencies from our existing businesses, such as strong engineering and software capabilities especially in database technologies, and other attributes, such as numerous long-term client relationships with technology companies, that may be complementary to developing new businesses around these technologies.  However, any investment by us to attempt to commercialize the technologies described in these patents could be costly and prove to be unsuccessful.

Strategic Transactions.  We will continue to evaluate business combination and other sale opportunities.  We believe that, in addition to our remaining businesses and prospects described above, our status as a publicly traded company and tax attributes could make us an attractive strategic partner.  As of May 31, 2013, SofTech had approximately $20 million in federal tax attributes and approximately $7 million in state tax attributes. We expect to generate taxable income in fiscal year 2014 from this transaction, which we believe will be significantly or completely offset from federal and state taxation by use of these tax assets. We will continue to seek strategic transactions for the benefit of our shareholders, but there can be no assurances in this regard.

Other

Deferred CADRA Purchase Price.  The sale of the CADRA assets includes a contingent earn-out payment equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction. Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale.

Contingent Rights with Respect to Transferred Patents.  In addition to our technology offerings, the Company retained its financial interest in the patents sold to Acacia Research Group (“Acacia”) in June 2012. In December 2012, Acacia filed infringement lawsuits in East Texas against Dassault Systemes SolidWorks (“Dassault”), Autodesk and Siemens seeking treble damages for the unauthorized use of the technology described in those patents. SofTech received $300,000 as a non-recoverable advance payment against 30% of the net proceeds received by Acacia. A trial date has been set for November 2015. We believe there are other technology companies other than the three that have been sued that are also using the ideas protected by these patents. Acacia has complete control with regard to actions it may take or not take with regard to enforcing these patents. SofTech has a contractual obligation to support Acacia in its legal proceedings.  In July 2013, Dassault filed a third party claim against SofTech in connection with the above described suit by Acacia against them. Dassault alleges that SofTech promised an arrangement that would protect Dassault from claims of infringement of the patents in question. Among other things, Dassault is seeking reimbursement from SofTech of any amounts it may have to pay for infringing the patents, including legal fees. SofTech believes that Dassault’s claims are without merit and intends to vigorously defend itself against them.

The foregoing are the currently anticipated activities of the Company following the CADRA sale.  There can be no assurances that our pursuit of these activities will be successful.  Furthermore, we may pursue other opportunities that we subsequently determine to be in the best interests of the Company.

Other Recent Events

Refinancing of Debt

In May 2013, the Company entered into a new three year, $2.7 million loan agreement that replaced the Company’s prior debt facilities that were to expire in February 2014. The loan agreement requires quarterly principal payments of $135,000 beginning on October 1, 2014 and carries a 14% interest rate due in arrears each calendar quarter beginning July 1, 2013. The funds were used to retire existing debt and provide additional working capital.

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

Stock Purchase Agreement with Greenleaf Capital and affiliates

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note G to the consolidated financial statements for the fiscal year ended May 31, 2013.  The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2013 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended August 31, 2013.

Results of Operations

Three Months Ended August 31, 2013, as Compared to Three Months Ended August 31, 2012

The table below presents the comparative income statements for the three month periods ended August 31, 2013 and August 31, 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	August 31, 2013	August 31, 2012	Change in $	Change in %
Revenue:
Products	$241	$215	$26	12.1%
Services	1,134	1,165	(31)	(2.7)
Royalties from sale of patents	-	190	(190)	(100.0)
Total revenue	1,375	1,570	(195)	(12.4)

Cost of revenue:
Products	33	25	8	32.0
Services	307	308	(1)	(0.3)
Total cost of revenue	340	333	7	2.1

Gross margin	1,035	1,237	(202)	(16.3)

Research and development expenses	335	244	91	37.3
Selling, general and administration expenses	881	758	123	16.2

Operating income (loss)	(181)	235	(416)	(177.0)

Interest expense	102	65	37	56.9
Change in FV of warrant liability (Gain/Loss)	(9)	-	(9)	100.0
Other income	(8)	(3)	(5)	166.7

Net income (loss)	$(266)	$173	$(439)	(253.8)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended August 31, 2013 and August 31, 2012:

	Items as a percentage of revenue
	August 31,	August 31,
	2013	2012
Revenue:
Products	17.5%	13.7%
Services	82.5	74.2
Royalties from sale of patents	-	12.1
Total revenue	100.0	100.0

Cost of revenue:
Products	2.4	1.6
Services	22.3	19.6
Total cost of revenue	24.7	21.2

Gross margin	75.3	78.8

Research and development expenses	24.4	15.5
Selling, general and administrative expenses	64.1	48.3

Operating income (loss)	(13.2)	15.0

Interest expense	7.4	4.1
Change in FV of warrant liability (Gain/Loss)	(0.7)	-
Other income	(0.6)	(0.2)

Net income (loss)	(19.3)%	11.0%

Revenue

Total revenue for the three month periods ended August 31, 2013 and 2012 was approximately $1.4 million and $1.6 million, respectively. The following table summarizes total revenue by product line for the three month periods ended August 31, 2013 and August 31, 2012 (in thousands, except percentages):

	August 31,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$737	$716	$21	2.9%
CADRA	627	638	(11)	(1.7)
Royalties from sale of patents	-	190	(190)	(100.0)
Other	11	26	(15)	(57.7)
Total	$1,375	$1,570	$(195)	(12.4)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current quarter compared to the same period in fiscal 2013.

Product Revenue

Product revenue for the three months ended August 31, 2013 was approximately $241,000, as compared to approximately $215,000 for the same period in the prior fiscal year, an increase of about 12%. The table below details product revenue by product line for the three month periods ended August 31, 2013 and 2012 (in thousands, except percentages):

	August 31,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$66	$17	$49	288.2%
CADRA	175	180	(5)	(2.8)
Other	-	18	(18)	(100.0)
Total	$241	$215	$26	12.1%

Our product revenue for ProductCenter for the current quarter was significantly improved as compared to the same period in fiscal 2013 and was comparable to the product revenue generated in Q1 for each of fiscal years 2011 and 2012. This product line’s challenges both from a macro-economic and from a competitive standpoint as detailed above will make it extremely difficult to reliably forecast receipt of purchase orders from customers.

Product revenue from our CADRA technology declined slightly in the current quarter as compared to the same period in the prior fiscal year. The current quarter product orders were in line with the first quarter performance for each of the last three fiscal years.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended August 31, 2013 and 2012, (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$671	$699	$(28)	(4.0)%
CADRA	452	458	(6)	(1.3)
Other	11	8	3	37.5
Total	$1,134	$1,165	$(31)	(2.7)%

Maintenance revenue was approximately $934,000 for the three months ended August 31, 2013, as compared to $974,000 for the same period in the prior fiscal year, a decline of about 4%. ProductCenter maintenance revenue was down approximately 8% for the three month period ended August 31, 2013 compared to the same period in the prior fiscal year due primarily to the loss of a few maintenance customers during fiscal year 2013. CADRA maintenance revenue for the three month period ended August 31, 2013 decreased by approximately 1% compared to the prior fiscal year.

Consulting revenue was approximately $200,000 for the three months ended August 31, 2013, an increase of approximately 5% from the same period in the prior fiscal year. The current quarter increase follows an increase of almost 19% in fiscal 2013 as compared to fiscal year 2012 as the Company has partnered with other technology companies to broaden its consulting opportunities.

Royalties from sale of patents

During the three months ended August 31, 2013, there were no royalties received from the sale of patents.  Royalties from sale of patents was approximately $190,000 for the three months ended August 31, 2012.

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

Gross Margin

Gross margin as a percentage of revenue was 75.3% for the three month period ended August 31, 2013 as compared to 78.8% in the same period in the prior fiscal year. The decrease in gross margin was due to a 12.4% reduction in revenue in the current quarter as compared to the same period in the prior fiscal year.  As previously mentioned above, during the quarter ended August 31, 2012, the company sold three of its Patents resulting in $190,000 of revenue recorded in the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $335,000 for the three month period ended August 31, 2013 as compared to approximately $244,000 in the comparable period in fiscal 2013. The majority of the increase in R&D expenses was the result of a more development resources being allocated towards upgrading and maintaining our ProductCenter and CADRA product offerings in the current fiscal year as compared to new product development in fiscal 2013. Some new product development costs are capitalized rather than expensed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $881,000 for the three month period ended August 31, 2013 as compared to approximately $758,000 for the comparable period in fiscal year 2013. This 16% increase in expenses was due primarily to increased professional fees of  approximately $96,000 incurred during the current quarter compared to the same period in the prior fiscal year most of which was related to the activities surrounding the sale of the CADRA product line to Mentor.

Interest Expense

Interest expense for the three month period ended August 31, 2013 was approximately $102,000, as compared to approximately $65,000 for the comparable period in the prior fiscal year. This increase was due to an increased balance outstanding on our term loan as of a result of refinancing our debt facility in May of 2013. The average debt outstanding for the quarter ended August 31, 2013 was $2.7 million as compared to $2.1 million for the quarter ended August 31, 2012, an increase of 42%.

Net Income

Net income (loss) for the three month period ended August 31, 2013 was approximately ($266,000) or ($0.30) per share as compared to approximately $173,000 or $.17 per share for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended August 31, 2013 the net cash used in operating activities totaled approximately $249,000. The net loss for the quarter adjusted for non-cash expenditures used approximately $216,000. The net change in current assets and liabilities used $57,000 during the current quarter. The current quarter use of cash in operating activities was comparable to that of the quarter ended August 31, 2012.

Net cash used in investing activities for the three months ended August 31, 2013 was approximately $70,000 primarily composed of capitalized software development costs related to new products and capital expenditures.

Net cash used in financing activities totaled approximately $99,000 composed primarily of $63,000 of costs associated with the buyback of 170,000 Treasury shares.

Our Credit Facility

As of August 31, 2013, we had $2.7 million of outstanding indebtedness under our credit facility with Prides Crossing Capital.

The credit facility with Prides Crossing Capital contains customary representations, warranties and covenants, including restrictive covenants and affirmative quarterly financial covenants, which are described in more detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended May 31, 2013.   Historically, the actual performance of the business as compared to the performance against certain debt covenants does not provide the business with an adequate cushion to insulate it from uneven order flow and/or unexpected expenditures. For example, for the twelve months ended August 31, 2012 our Leverage Ratio had to be 1.75:1 or less. Our actual Leverage Ratio for that period was 1.59:1 and we were in compliance. However, had our EBITDA for that quarter been $180,000 rather than the $285,000 actual operating results, we would have violated our Leverage Ratio. The revenue from the sale of our patents in the first and second quarters of fiscal 2013 for $200,000 and $100,000, respectively, were the incremental contributions to EBITDA that allowed us to remain in compliance with the Leverage Ratio. The Company experienced debt default in both 1999 and again in 2010. Default on debt allows the lender, at its discretion, to seek immediate repayment through foreclosure or other means that can significantly diminish or completely destroy shareholder value.

In connection with the CADRA sale, we have reached an agreement in principal with the Lenders to deposit $1,350,000 of the proceeds from the CADRA sale in a restricted account for the benefit of the Lenders, pending the agreement by us and the Lenders to an amendment to the Loan Agreement within 30 days from the date of the closing of the CADRA sale.  The Loan Agreement amendment may provide for the repayment of indebtedness and/or other terms that are less favorable to us than those contained in the existing Loan Agreement.  Furthermore, if we are unable to agree to the amended terms of the Loan Agreement during the 30 day period following the closing of the CADRA sale, all of the indebtedness currently outstanding under the Loan Agreement ($2.7 million as of August 31, 2013) will become immediately due and payable.

The Company believes that its available cash and cash provided by operations will be sufficient to meet its capital needs for at least the next twelve months.

Sources of Cash

As of August 31, 2013, we had cash on hand of approximately $828,000, of which approximately $76,000 is restricted in an escrow account,), a decrease of approximately $460,000 from May 31, 2013. The Company’s cash on hand at the beginning of the fiscal year provided the liquidity to fund the above described cash utilization.

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

As of the end of the period covered by this report (August 31, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors" in our Annual Report on Form 10-K for the year ended May 31, 2013, which could materially affect our business, financial condition or future results. Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in the Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to SofTech Following the Sale of the CADRA business

Following the sale of the CADRA business, we will need to restructure our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and possible new strategic initiatives. SofTech operating results subsequent to the sale of the CADRA business may not be profitable, and we may be unsuccessful in developing new business opportunities.

The CADRA business was responsible for about half of the consolidated revenue in fiscal 2013 and the majority of the profitability and cash flow.  The importance of the CADRA business to the consolidated results in fiscal 2013 was similar in at least the two immediately preceding fiscal years. The remaining product lines following the CADRA sale, namely ProductCenter and the Connector technologies, are product lines that have historically been less profitable than the CADRA business, have fewer customers and have a more complex sales cycle. It is likely that the Company will need to reduce spending in order to achieve profitability, and ultimately will need to find new strategic directions and find new sources of business revenue in order to meaningfully increase the size of its business. The new product ideas that the management team has interest in pursuing as described in the patent filings over the last few years are speculative in that the products are still in development and the management team may not have the depth of experience required to be successful in those new markets.

We have discretion in the use of the net proceeds from the CADRA sale and may not use them effectively.

Upon the closing of the CADRA sale, the cash purchase price for the CADRA business will be paid directly to the Company.  Pursuant to an agreement in principal with our Lenders and as further described in Note H hereto, $1,350,000 of the net proceeds from the CADRA sale will be deposited in a restricted account for the benefit of the Lenders while we negotiate an amendment to the existing Loan Agreement during the 30 day period following the closing of the CADRA sale.  Notwithstanding the foregoing, our management will have discretion in the application of the net proceeds from the CADRA sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value. We currently intend to use all the proceeds from the CADRA sale (subject to any restrictions required by our Lenders) and to retain all of our future earnings to finance the growth and development of our business. Further, the Asset Purchase Agreement relating to the CADRA sale (the “Asset Purchase Agreement”) restricts our ability to pay dividends or buyback shares (with the exception of certain defined repurchase activity) for a one year period after the closing. Furthermore, our debt agreement does not allow for dividends or share repurchases without written consent.

In order to obtain our lender’s consent to the CADRA sale, we have agreed to amend our debt facility with Prides Crossing Capital, which may require us to repay some or all our outstanding indebtedness and/or agree to terms to our debt facility that may be less favorable to us, and result in us having less proceeds for our business.

The Company’s assets, including the CADRA business, secure the Company’s outstanding debt facility of $2.7 million with the Prides Crossing Capital. In addition, the CADRA source code is held in escrow for the benefit of Prides Crossing Capital.  Prides Crossing Capital has required an amendment to our Loan Agreement in return for releasing the lien and the escrow arrangement on the CADRA business, a closing condition of the asset sale. We have entered into an agreement with Prides Crossing Capital to deposit $1,350,000 of the proceeds from the CADRA sale in a restricted account for the benefit of the Lenders, pending the agreement by us and Prides Crossing Capital to an amendment to the Loan Agreement within 30 days from the date of the closing of the CADRA sale.  The Loan Agreement amendment may provide for the repayment of indebtedness and/or other terms that are less favorable to us than those contained in the existing Loan Agreement.  Furthermore, if we are unable to agree to the amended terms of the Loan Agreement during the 30 day period following the closing of the CADRA sale, all of the indebtedness currently outstanding under the Loan Agreement ($2.7 million as of August 31, 2013) will become immediately due and payable.

A portion of the purchase price is contingent and we may not receive those payments.

A portion of the purchase price, an amount equal to $320,000, will be held back by the Mentor to secure any indemnification claims under the Asset Purchase Agreement. If indemnification claims are asserted, we may not receive all or any of the $320,000 payable to us.

In addition, up to $750,000 of the total purchase price is subject to an earn-out arrangement relating to the revenues generated by the CADRA business during the three-year period following the asset sale. The Asset Purchase Agreement also allows Mentor to withhold monies due under the earn-out arrangement if indemnification claims are asserted. Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA royalties pursuant to the Earn-Out Agreement.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the CADRA sale.

After the CADRA sale, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome and will represent an even greater percentage of our expenses post-closing as we will be a significantly smaller company following the sale of the CADRA business.

Risks Related to the Asset Purchase Agreement

Buyer is not assuming any of the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Mentor is not assuming all of the liabilities associated with the CADRA business. Certain liabilities will remain with SofTech post-closing. For example, Mentor is only assuming customer support obligations and obligations for performance under the certain assigned contracts that arise after the closing, and is not assuming liability for any obligation or breach by SofTech occurring or arising prior to the closing. While the Company believes that it has adequately accrued for these liabilities or is adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

The Asset Purchase Agreement may expose us to contingent liabilities.

We have agreed to indemnify Mentor for certain breaches of representations, warranties or covenants made by us in the Asset Purchase Agreement up to $3.95 million. Significant indemnification claims by the Mentor could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2013, in connection with the amendment to our Loan, Pledge and Security Agreement dated May 10, 2013, and as amended by Amendment No. 1 dated July 9, 2013, by and among the Company as borrower and Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P. (collectively, the “Lenders”), we issued warrants to purchase 25,000 shares of common stock to our Lenders. The warrants have an exercise price of $1.00 per share, vest evenly on a monthly basis over three years, with accelerated vesting in certain circumstances including if the Loan is paid prior to maturity, and terminate if not exercised on or before July 9, 2020.  The offer and sale of the warrants were made to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Issuer Purchases of Equity Securities

During the three months ended August 31, 2013, pursuant to a stock purchase agreement, we repurchased a total of 170,000 shares of our common stock from Greenleaf, The Rhonda E. Stryker and William D. Johnston Foundation, and the L. Lee Stryker 1974 Irrevocable Trust fbo Rhonda E. Stryker, for an aggregate purchase price of $62,900, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
					(in millions)
June 1-30, 2013	170,000		$0.37	0	$0
July 1-31, 2013	0		0	0	0
August 1-31, 2013	0		0	0	0

Total First Quarter	170,000	$	$ 0.37	0	$0

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: October 15, 2013	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 15, 2013	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
2.1

Asset Purchase Agreement, dated as of August 30, 2013, between Mentor Graphics Corporation and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on September 6, 2013).

2.2	Earn-Out Agreement, dated August 30, 2013, between Mentor Graphics Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed on September 6, 2013).
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
10.1

Amendment to Loan, Pledge and Security Agreement by and among Prides Crossing Capital, L.P., Prides Crossing Capital-A, L.P., and the Company (incorporated by reference to Exhibit 10.27.1 of the Company’s Form 8-K, filed July 12, 2013).

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