Form 10-Q
period 2013-11-30
SOFTECH INC
filed 2014-01-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

650 Suffolk Street, Suite 415, Lowell, MA 01854

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at January 8, 2014 was 875,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	November 30, 2013	May 31, 2013
ASSETS

Cash and cash equivalents	$1,612	$1,188
Restricted cash	1,406	100
Accounts receivable (less allowance for uncollectible accounts of $29 as of November 30, 2013 and May 31, 2013)	1,091	895
Receivable from product line sale	320	-
Prepaid and other assets	157	299
Total current assets	4,586	2,482

Property and equipment, net	70	61
Goodwill	992	4,249
Capitalized software development costs, net	384	376
Capitalized patent costs	103	101
Debt issuance costs, net	238	250
Notes receivable and other assets	178	195

TOTAL ASSETS	$6,551	$7,714

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$237	$137
Accrued expenses	947	602
Other current liabilities	46	89
Deferred maintenance revenue	1,002	2,147
Current portion of capital lease	13	13
Current portion of debt	135	-

Total current liabilities	2,380	2,988

Capital lease, net of current portion	31	39
Long-term debt	2,520	2,700
Warrant liability	45	-

Total liabilities	4,976	5,727

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at November 30, 2013 and May 31, 2013	275	275

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 875,135 and 1,045,135 issued and outstanding at November 30, 2013 and May 31, 2013, respectively	100	100
Treasury stock, $0.10 par value, 170,000 shares at cost	(63)	-
Capital in excess of par value	27,375	27,369
Accumulated deficit	(25,643)	(25,333)
Accumulated other comprehensive loss	(469)	(424)
Total shareholders’ equity	1,300	1,712

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$6,551	$7,714

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	November 30,	November 30,
	2013	2012

Revenue:
Products	$376	$478
Services	1,038	1,194
Royalties from sale of patents	-	100
Total revenue	1,414	1,772

Cost of revenue:
Products	28	24
Services	264	323
Total cost of revenue	292	347

Gross margin	1,122	1,425

Research and development expenses	304	323
Selling, general and administrative expenses	866	789
Gain on sale of product line	(91)	-

Operating income	43	313

Interest expense	104	69
Other income	(17)	(8)

Net income (loss)	$(44)	$252

Basic and diluted net income (loss) per share:	$(0.05)	$0.25

Weighted average common shares outstanding-basic	875,135	995,468
Weighted average common shares outstanding-diluted	875,135	997,751

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended

	November 30,	November 30,
	2013	2012

Revenue:
Products	$618	$693
Services	2,172	2,359
Royalties from sale of patents	-	290
Total revenue	2,790	3,342

Cost of revenue:
Products	62	49
Services	572	631
Total cost of revenue	634	680

Gross margin	2,156	2,662

Research and development expenses	639	567
Selling, general and administrative expenses	1,747	1,547
Gain on sale of product line	(91)	-

Operating income (loss)	(139)	548

Interest expense	199	134
Other income	(28)	(11)

Net income (loss)	$(310)	$425

Basic and diluted net income (loss) per share:	$(0.35)	$0.43

Weighted average common shares outstanding-basic	888,140	995,295
Weighted average common shares outstanding-diluted	888,140	996,572

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	November 30,	November 30,
	2013	2012

Net income (loss)	$(44)	$252

Other comprehensive income (loss):
Foreign currency translation adjustment	(25)	12

Total other comprehensive income (loss)	(25)	12

Comprehensive income (loss)	$(69)	$264

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended

	November 30,	November 30,
	2013	2012

Net income (loss)	$(310)	$425

Other comprehensive income (loss):
Foreign currency translation adjustment	(45)	6

Total other comprehensive income (loss)	(45)	6

Comprehensive income (loss)	$(355)	$431

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Six Months Ended

	November 30,	November 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(310)	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	111	102
Gain on CADRA sale	(91)	-
Stock-based compensation	4	4
Non-cash interest expense	6	-
Change in fair value of warrant liability	(6)	-
Change in current assets and liabilities:
Accounts receivable	(196)	(303)
Prepaid expenses and other assets	159	48
Restricted cash	(1,306)	-
Accounts payable, accrued expenses and other liabilities	402	(2)
Deferred maintenance revenue	(538)	(630)
Net cash used in operating activities	(1,765)	(356)

Cash flows from investing activities:
Proceeds from sale of product line, net of direct cash expenses	2,432	-
Capital expenditures	(37)	(2)
Capitalized software development costs	(57)	(159)
Capitalized patent costs	(2)	(6)
Net cash provided by (used in) investing activities	2,336	(167)

Cash flows from financing activities:
Cost of treasury shares	(63)	-
Capitalized debt issuance costs	(32)	-
Proceeds from issuance of redeemable common stock, net of issuance costs	-	98
Repayment under debt agreements	-	(360)
Borrowing under debt agreements	-	300
Repayments under capital lease	(8)	(4)
Net cash provided by (used in) financing activities	(103)	34

Effect of exchange rates on cash	(44)	3
Increase (decrease) in cash and cash equivalents	424	(486)
Cash and cash equivalents, beginning of period	1,188	595
Cash and cash equivalents, end of period	$1,612	$109

Supplemental disclosures of cash flow information:
Interest paid	$153	$84
Taxes paid	$14	$2

Noncash investing and financing activities:
Issuance of warrants	$51	$-
Purchase of property and equipment under capital lease	$-	$53
Accretion of redeemable common stock	$-	$36

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

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing  new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature and elimination of intercompany transactions which are necessary to present fairly the Company’s financial position and results of operations. It is recommended that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

CADRA Sale

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”).  The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) of which will be paid on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company will continue to offer the CADRA technology as a reseller throughout Europe (except Germany) and for a one-year period from the closing of the transaction to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of CADRA product line subsequent to the sale, the transaction does not qualify for presentation as a discontinued operation.

Recapitalization Transaction

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s new Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction.

Refinancing of Debt

In May 2013, the Company entered into a new three year, $2.7 million loan agreement (the “Loan Agreement”) as detailed in Note F that replaced the Company’s prior debt facilities that were to expire in February 2014. The Loan Agreement required quarterly principal payments of $135,000 beginning on October 1, 2014 and carried a 14% interest rate due in arrears each calendar quarter beginning July 1, 2013.

The Loan Agreement was amended in July 2013 to allow the Company to repurchase 170,000 shares of common stock from Greenleaf and to increase a specified financial covenant ratio for Q4 of fiscal 2013 and Q1 and Q2 of fiscal 2014. In December 2013 the Loan Agreement was again amended pursuant to an agreement with the Lenders in connection with their consent to the CADRA Sale.

Stock Purchase Agreement with Greenleaf Capital and affiliates

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected by Greenleaf, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period from the purchase date.

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

During the three and six months ended November 30, 2013, the Company capitalized approximately $18,000 and $57,000, respectively, of software development costs related to new products, as compared to approximately $48,000 and $159,000 for the comparable periods in the prior fiscal year. Amortization expense related to capitalized software development for the three and six months ending November 30, 2013 was approximately $24,000 and $49,000, respectively, as compared to approximately $16,000 and $28,000 for the comparable periods in the prior fiscal year.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  Total direct costs incurred in establishing this debt agreement were approximately $291,000. These costs have been capitalized and are being amortized over the three year life of the loan. Unamortized debt issuance costs related to the Company’s previous debt agreement as of May 10, 2013 totaled approximately $108,000 and were expensed in Q4 of fiscal 2013. Amortization expense related to debt issuance costs for the three and six months ending November 30, 2013 were approximately $22,000 and $43,000, respectively, as compared to approximately $29,000 and $59,000 for the comparable periods in the prior fiscal year.

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

The Company operates in a single reporting unit.  Goodwill has been allocated to the CADRA product line based upon the estimated fair value of the CADRA product line based on the transaction with Mentor as compared to the estimated fair value of the Company as a whole. Goodwill allocated to the CADRA product line included in the derivation of the gain on sale was approximately $3.2 million.

As of May 31, 2013, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the six months ended November 30, 2013 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs for the three and six month periods ending November 30, 2013 were approximately $ – and $2,000, respectively,  as compared to $ - and $6,000, respectively, for the three and six month periods ending November 30, 2012.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2013, the Company does not have any long-lived assets it considers to be impaired.

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

The Company’s 1994 Stock Option Plan provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with vesting schedules as determined by the Board of Directors. No new options could be granted under the Plan after fiscal year 2004 and all stock options had vested prior to May 31, 2009. During fiscal 2012, all options awarded under the 1994 Stock Option Plan had expired. In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of November 30, 2013, 10,000 options were awarded and outstanding under the 2011 Plan.

The following table summarizes option activity under the 1994 Stock Option Plan and 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2012	10,000	$2.40	9.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at November 30, 2013	10,000	$2.40	7.52	$-

Exercisable at November 30, 2013	8,056	$2.40	7.52	$-

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

For each of the three and six month periods ended November 30, 2013 and 2012, the Company expensed approximately $2,000 and $4,000, respectively, of stock-based compensation.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and six month periods ended November 30, 2013, the Company recorded a net gain from foreign currency related transactions of approximately $14,000, and $22,000, respectively, as compared to approximately $8,000 and $11,000 for the comparable periods in the prior fiscal year, to Other (income) expense in the Consolidated Condensed Statements of Operations.

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

BALANCE SHEET COMPONENTS

Details of certain balance sheet captions are as follows:

	November 30, 2013	May 31, 2013
	(Amounts in thousands)

Property and equipment	$1,095	$1,869
Accumulated depreciation and amortization	(1,025)	(1,816)
Property and equipment, net	$70	$53

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share are computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income (loss) by the weighted-average number of common and equivalent dilutive common shares outstanding.  For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is antidilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income (loss) for each period:

	For the Three Months Ended
	November 30, 2013	November 30, 2012
	(amounts in thousands)

Net income (loss) available to common shareholders	$(44)	$252

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	875,135	995,468
Incremental shares from the assumed exercise of
dilutive stock options	-	2,283

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	875,135	997,751

	For the Six Months Ended
	November 30, 2013	November 30, 2012
	(amounts in thousands)

Net income (loss) available to common shareholders	$(310)	$425

Weighted average number of common shares outstanding
used in calculation of basic earnings per share	888,140	995,295
Incremental shares from the assumed exercise of
dilutive stock options	-	1,277

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	888,140	996,572

For the three and six month periods ended November 30, 2013, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation. For the three and six month periods ended November 30, 2012, all options were included in the above calculation.

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

The following summarizes the Company’s assets and liabilities measured at fair value as of November 30, 2013:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	November 30,	Assets	Inputs	Inputs
Description (amounts in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$45	$—	$—	$45
Total Liabilities	$45	$—	$—	$45

Activity for liabilities classified as Level 3:

Subordinated Convertible Note
Balance at May 31, 2013	$-
Issuance of warrant liability	51
Change in fair value	(6)
Fair value at November 30, 2013	$45

Fair values for the Company’s warrant liability are determined by utilizing widely accepted valuation techniques including the Black-Scholes Pricing Model. The methods and significant inputs and assumptions utilized in estimating the fair value of the warrant liabilities as of the November 30, 2013 balance sheet date are discussed below. The warrants are categorized as Level 3 within the fair value hierarchy. In December 2013, the Company agreed to repurchase the outstanding warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000 (see Note I).

The Company estimated the fair value of each share-based award using the Black-Scholes option valuation model. The Black-Scholes Pricing Model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Input	July 9, 2013	November 30, 2013
Stock Price	$2.11	$1.90
Exercise Price	1.00	1.00
Expected Life (in years)	7.00	6.61
Stock Volatility	138%	138%
Risk-Free Interest Rate	2.28%	2.10%
Dividend Rate	0%	0%

The following are significant assumptions utilized in developing the inputs:

o

Shares of the Company’s common stock are traded on the OTC Bulletin Board. The stock price input is based upon bid prices as of the valuation dates due to the extremely thin trading volume, broker-driven market (vs. exchange market) and the wide bid/ask spread as of the valuation date;

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

	Three Month Periods Ended
Revenue:	November 30, 2013	November 30, 2012
North America	$1,255	$1,215
Europe	290	604
Asia	330	120
Eliminations	(461)	(167)
Consolidated Total	$1,414	$1,772
	Six Month Periods Ended
Revenue:	November 30, 2013	November 30, 2012
North America	$2,259	$2,413
Europe	604	937
Asia	493	286
Eliminations	(566)	(294)
Consolidated Total	$2,790	$3,342

Long Lived Assets:	As of November 30, 2013	As of May 31, 2013
North America	$1,922	$5,119
Europe	43	113
Consolidated Total	$1,965	$5,232

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

The Company retained its U.S. patent applications that it acquired or filed since the Recapitalization Transaction in March 2011. These patent applications were not included in the above described agreement. The Company expects to be actively engaged with the U.S. Patent and Trademark Office for the foreseeable future with regard to those filings.

F. Debt

On May 10, 2013, the Company entered into the Loan Agreement with Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., (“Lenders”).  The Loan Agreement provided for a $2.7 million, three-year term Loan with interest only until October 1, 2014.

The Loan Agreement was amended on July 9, 2013 as described below to, among other things, allow the Company to repurchase 170,000 common shares from its largest shareholder as described in Note G below. On December 5, 2013, the Loan Agreement was again amended as described in Note I below. The December 2013 amendment was necessitated by the CADRA Sale.

As of November 30, 2013, the Loan Agreement as amended on July 9, 2013 was in full force and effect and, as such, the balance sheet reflects the terms and conditions of that amended agreement which is described hereafter.

Prior to the amended and restated Loan Agreement in December 2013 as described in Note I, the Loan was to mature on May 1, 2016 and carried an interest rate of 14% paid in arrears on a calendar quarter basis commencing on July 1, 2013 and continuing throughout the life of the Loan. Commencing on October 1, 2014, and continuing on the last day of each calendar quarter thereafter through May 1, 2016, the Company was to make quarterly principal payments of $135,000 with the remaining principal balance to be due and payable on May 1, 2016.

The Company agreed to secure all of its obligations under the Loan by granting the Lenders a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries. In connection with the grant of the security interest in favor of the Lenders in the Company’s intellectual property, the Company had entered into an intellectual property security agreement with the Lenders and a source code escrow agreement with the Lenders and an independent third party.  In addition, the Company’s CEO provided the Lenders with a personal guaranty of up to $500,000 secured by his equity interests in the Company. The Company agreed to pay the CEO $80,000 in consideration for extending that personal guaranty. This payment was included as a part of capitalized debt issuance costs.

The Loan Agreement contained customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in its business.  In addition, the Loan Agreement contained financial covenants by the Company that establish (i) a maximum ratio of indebtedness to recurring revenue; (ii) a maximum ratio of indebtedness to EBITDA; and (iii) a minimum liquidity test (defined as the Company’s cash plus amounts available under a line of credit of up to $250,000).  The Loan Agreement also imposed limits on capital expenditures for each calendar year during the term of the Loan Agreement.

The Loan Agreement provided for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.  Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Loan would become immediately due and payable and the Lenders commitments would be automatically terminated.  Upon the occurrence and continuation of any other event of default, the Lenders could accelerate payment of all obligations and terminate the Lenders’ commitments under the Loan Agreement.

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into the Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants were to vest monthly over three years, with accelerated vesting under certain circumstances including if the Loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

Upon issuance, the warrants did not meet the requirements for equity classification, because such warrants provide a cash-out election allowing the holder to a one time right to require the Company to repurchase all or a portion of the warrants.  Therefore these warrants were required to be accounted for as a liability.  Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Other income.”

The Company determined the fair value of the warrants using the Black-Scholes valuation model.  The grant date fair value of the warrant of approximately $51,000 was recorded a liability, with a corresponding discount recorded on the debt.  The debt discount was to be accreted through the remaining term of the Loan Agreement using the effective interest rate method.  Accretion  recorded as interest expense during the three and six months ended November 30, 2013 was approximately $4,000 and $6,000, respectively.  As of November 30, 2013 the warrants were adjusted to fair value of $45,000 resulting in $6,000 of other income recorded during the six months ended November 30, 2013.

In December 2013, the Company paid a pre-payment penalty of $81,000 and agreed to repurchase the outstanding warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000. (see Note I).

G.

Stock Purchase Agreement

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note G to the consolidated financial statements as of May 31, 2013.  The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period from the transaction date.

H.

CADRA Sale

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services, to Mentor, pursuant to an Asset Purchase Agreement dated August 30, 2013.  The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) of which will be paid on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business (the “Earn-Out Payments”), subject to the terms of the Earn-Out Agreement dated August 30, 2013.

The Company will continue to sell and support the CADRA technology throughout Europe (except Germany) and, for a one year period from the closing, will retain the rights to sell and support the technology to the largest U.S. CADRA user, Sikorsky Aircraft.

The transaction generated a gain during the current quarter which was composed of the following (000’s):

Proceeds from the sale of the CADRA technology	$3,200
Liabilities assumed by Mentor related to deferred maintenance obligations	607
Professional fees and other expenses related to the transaction	(448)
Goodwill allocated to the CADRA product line	(3,261)
Net book value of equipment transferred in the sale	(7)
Gain on sale of CADRA product line	$91

Any additional Earn-Out Payments received by the Company will be recorded during the periods in which Mentor reports amounts due under the Earn-Out Agreement so long as collectability has been determined.

I.

Subsequent Events

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.  On December 5, 2013, the Company entered into an amended and restated loan agreement (the “Amended Loan Agreement No. 2”) between the Company, as borrower and Prides Crossing Capital Funding, L.P., (the “Lender”) whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., the Lenders under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, the Company paid a pre-payment penalty of $81,000 and agreed to repurchase the outstanding warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000.

The amended and restated Term Note matures on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan commencing on January 1, 2014. The Term Note may be repaid in full at any time but partial voluntary pre-payments are not allowed. If a pre-payment is made on or prior to September 30, 2014, the Company shall pay a yield maintenance fee equal to the interest that would have accrued under the Term Note from the date of pre-payment through September 30, 2014. No yield maintenance fee is due for a pre-payment made subsequent to September 30, 2014.

The Company agreed to secure all of its obligations under the Term Note by granting the Lender a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries.  In connection with the grant of the security interest in favor of the Lender in the Company’s intellectual property, the Company has entered into an intellectual property security agreement with the Lender and will enter into a source code escrow agreement with the Lender and an independent third party on a post-closing basis.  In addition, the Company’s Chief Executive Officer has provided the Lender with a personal guaranty of up to $500,000 secured by his equity interests in the Company.

The Amended Loan Agreement No. 2 contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in its business.  In addition, the Amended Loan Agreement No. 2 contains financial covenants by the Company that establish (i) a month-end minimum consolidated cash balance of $1.0 million of which no less than $750,000 must be held in the Company’s main operating account that is subject to a deposit account control agreement; (ii) a minimum of $750,000 of consolidated cash at all times; (iii) a quick ratio covenant, which provides that on the last day of each fiscal quarter the ratio of the Company’s cash plus accounts receivable divided by accounts playable plus accrued expenses shall not be less than 2.7:1; and (iv) a covenant that provides that the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Q3 and Q4 of fiscal 2014 shall not exceed  a loss of $200,000 for each of those fiscal quarters and shall be greater than positive EBITDA of $100,000 for each subsequent fiscal quarter. The Amended Loan Agreement No. 2 also imposes limits on capital expenditures for each fiscal year during the term of the Amended Loan Agreement No. 2. As part of the Amended Loan Agreement No. 2 the Company, the Lender and First Republic Bank entered into a deposit account control agreement pursuant to which the Lender will perfect its security interest in the assets held in the Company’s main operating account at First Republic Bank.

The Amended Loan Agreement No. 2 provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.  Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended Loan Agreement No. 2 will become immediately due and payable and the Lender commitment will be automatically terminated.  Upon the occurrence and continuation of any other event of default, the Lender may accelerate payment of all obligations and terminate the Lender’s commitments under the Amended Loan Agreement No. 2.

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

•

maintain good relationships with our lender;

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Pursuant to the terms of the sale of the CADRA product line on October 18, 2013, we will continue to sell and support that technology in certain limited markets. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S., Germany and Italy. We also operate through resellers in Europe and Asia. Components of revenue and long-lived assets by geographic location are outlined in Note E to the consolidated financial statements for the fiscal year ended May 31, 2013.

Since the Recapitalization Transaction described in Note A to the condensed Consolidated Financial Statements herein, the Company has also been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

Refinancing of Debt

In May 2013, the Company entered into a new three year, $2.7 million loan agreement (the “Loan Agreement”) that replaced the Company’s prior debt facilities that were to expire in February 2014. The Loan Agreement required quarterly principal payments of $135,000 beginning on October 1, 2014 and carried a 14% interest rate due in arrears each calendar quarter beginning July 1, 2013.

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest monthly over three years, with accelerated vesting under certain circumstances including if the loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

Furthermore, on December 5, 2013, the Loan Agreement was again amended (the “Amended Loan Agreement No. 2”) in accordance with a prior agreement with the Lenders in connection with their consent to the sale of the CADRA product line. The terms of Amended Loan Agreement No. 2 are detailed in Note I and in the Liquidity and Capital Resources section below.

CADRA Sale

On October 18, 2013, SofTech sold its CADRA product line to Mentor Graphics Corporation (“Mentor”) for a purchase price of $3.2 million (subject to any indemnification claim), plus potential earn-out payments of up to an additional $750,000 based on 10% of CADRA revenue generated by Mentor in the three year period following the closing (the “CADRA Sale”).

The assets sold related to the CADRA product line include (i) rights to, and interest in, all computer software; (ii) specified physical assets; (iii) all customer information; and (iv) purchase orders in backlog and customer support agreements. The liabilities to be assumed by Mentor are limited to customer support obligations.  Specifically excluded from the sale and retained by SofTech are all remaining assets and liabilities not specifically identified and all billed accounts receivable of the CADRA product line through the closing date.

We are in the process of restructuring our business subsequent to the CADRA Sale to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and possible new strategic initiatives.  We currently contemplate pursuing the activities described below and other strategic initiatives that the board of directors may subsequently determine are in the best interests of the shareholders.

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the CADRA Sale, we will continue to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator a PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below.  For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2013.

Recently, SofTech has developed for one of its largest customers an easy to use product offering combining a third party analysis solution with a 2D solution that allows a mechanical design engineer to simulate the movement of his or her design with limited training. Giving the mechanical design engineer the ability to detect design flaws and correct them with this easy to use technology represents an advancement, we believe, and one we hope to capitalize on in the coming years. We will seek to further develop this solution and introduce it to our customers over the coming fiscal year.

Distribution Activity

In connection with the CADRA Sale, we entered into a distribution agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, through its wholly-owned subsidiary in Italy, SofTech, Srl.   In addition, pursuant to the terms of the distribution agreement, for a period of one year from the closing, we will be the account representative for Sikorsky Aircraft, the largest CADRA user in the United States. The margin to be earned by SofTech for this distribution activity will be consistent with the margin earned by distributors in the industry.  In addition, we will continue to market and distribute third party technologies from Aras and SpaceClaim as we have since 2012.

Consulting

SofTech has been engaged in the PLM market since 1993. Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers. Our revenue from consulting activities for fiscal year 2013 was about $875,000, representing an increase of 19% over the prior year period.  For the first six months of fiscal 2014, our consulting revenue increased by 6% as compared to the same period in fiscal 2013. This increase in consulting revenue was driven partly by our new partnership agreement with Aras, a rapidly growing PLM company that is disrupting the status quo. We intend to continue to grow and invest in our consulting business following the CADRA Sale.

Exploring Strategic Initiatives

A core tenet of the management team’s strategy following the recapitalization transaction in 2011 has been to actively consider ways to monetize some or all of SofTech’s assets and to pursue new strategic initiatives, such as potential business combinations, sale transactions or strategic partnerships.

Developing Remaining Patent Estate.  The Company has filed three provisional patents and purchased the rights to one provisional patent since March 2011. These patents remain in process at the United States Patent and Trademark Office, and the Company intends to continue to pursue the resolution to these filings.  These patents generally relate to methods of accumulating buyers’ information in a database in ways that allow the information to be shared with sellers so as to allow the sellers to make targeted, relevant offers to the buyers. While these patents, which could generally be considered eCommerce related, pertain to technologies that are not directly related to our historical revenue producing business activities, we believe they may have applications in those areas.

Analyzing the potential of the technologies described in these patents and the business case for us to invest in efforts to commercialize any of them is part of an ongoing evaluation. It is possible that our efforts will be limited to securing the patent awards and monetizing the patents as we did in fiscal year 2013 for our five patents in the PLM space. While many of these businesses would be new to us, we believe that we possess underlying competencies from our existing businesses, such as strong engineering and software capabilities especially in database technologies, and other attributes, such as numerous long-term client relationships with technology companies that may be complementary to developing new businesses around these technologies.  However, any investment by us to attempt to commercialize the technologies described in these patents could be costly and prove to be unsuccessful.

Strategic Transactions.  We will continue to evaluate business combinations and other sale opportunities.  We believe that, in addition to our remaining businesses and prospects described above, our status as a publicly traded company and tax attributes could make us an attractive strategic partner.  As of May 31, 2013, SofTech had approximately $20 million in federal tax attributes and approximately $7 million in state tax attributes. We expect to generate taxable income in fiscal year 2014 from the CADRA Sale, which we believe will be significantly or completely offset from federal and state taxation by use of these tax assets. We will continue to seek strategic transactions for the benefit of our shareholders, but there can be no assurances in this regard.

Other

Deferred CADRA Purchase Price.  The sale of the CADRA assets includes a contingent earn-out payment equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction. Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. These contingent payments are due on or before April 1, 2014, 2015, 2016 and 2017 based on the revenue recorded during Mentor’s fiscal years ending January 31, 2014, 2015, 2016 and 2017.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2013 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the six months ended November 30, 2013.

Results of Operations

Three and Six Months Ended November 30, 2013, as Compared to Three and Six Months Ended November 30, 2012

The table below presents the comparative income statements for the three month periods ended November 30, 2013 and November 30, 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2013	November 30, 2012	Change in $	Change in %
Revenue:
Products	$376	$478	$(102)	(21.3)%
Services	1,038	1,194	(156)	(13.1)
Royalties from sale of patents	-	100	(100)	(100.0)
Total revenue	1,414	1,772	(358)	(20.2)

Cost of revenue:
Products	28	24	4	16.7
Services	264	323	(59)	(18.3)
Total cost of revenue	292	347	(55)	(15.9)

Gross margin	1,122	1,425	(303)	(21.3)

Research and development expenses	304	323	(19)	(5.9)
Selling, general and administration expenses	866	789	77	9.8
Gain on sale of product line	(91)	-	(91)	-

Operating income	43	313	(270)	(86.3)

Interest expense	104	69	35	50.7

Other income	(17)	(8)	(9)	112.5

Net income (loss)	$(44)	$252	$(296)	(117.5)%

The table below presents the comparative income statements for the six month periods ended November 30, 2013 and November 30, 2012 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2013	November 30, 2012	Change in $	Change in %
Revenue:
Products	$618	$693	$(75)	(10.8)%
Services	2,172	2,359	(187)	(7.9)
Royalties from sale of patents	-	290	(290)	(100.0)
Total revenue	2,790	3,342	(552)	(16.5)

Cost of revenue:
Products	62	49	13	26.5
Services	572	631	(59)	(9.4)
Total cost of revenue	634	680	(46)	(6.8)

Gross margin	2,156	2,662	(506)	(19.0)

Research and development expenses	639	567	72	12.7
Selling, general and administration expenses	1,747	1,547	200	12.9
Gain on sale of product line	(91)	-	(91)	-

Operating income (loss)	(139)	548	(687)	(125.4)

Interest expense	199	134	65	48.5

Other income	(28)	(11)	(17)	154.5

Net income (loss)	$(310)	$425	$(735)	(172.9)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended November 30, 2013 and November 30, 2012:

	Items as a percentage of revenue
	November 30,	November 30,
	2013	2012
Revenue:
Products	26.6%	27.0%
Services	73.4	67.4
Royalties from sale of patents	-	5.6
Total revenue	100.0	100.0

Cost of revenue:
Products	2.0	1.4
Services	18.7	18.2
Total cost of revenue	20.7	19.6

Gross margin	79.3	80.4

Research and development expenses	21.5	18.2
Selling, general and administrative expenses	61.2	44.5
Gain on sale of product line	(6.4)	-

Operating income	3.0	17.7

Interest expense	7.4	3.9
Other income	(1.2)	(0.5)

Net income (loss)	(3.1)%	14.2%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the six month periods ended November 30, 2013 and November 30, 2012:

	Items as a percentage of revenue
	November 30,	November 30,
	2013	2012
Revenue:
Products	22.2%	20.7%
Services	77.8	70.6
Royalties from sale of patents	-	8.7
Total revenue	100.0	100.0

Cost of revenue:
Products	2.2	1.5
Services	20.5	18.9
Total cost of revenue	22.7	20.3

Gross margin	77.3	79.7

Research and development expenses	22.9	17.0
Selling, general and administrative expenses	62.6	46.3
Gain on sale of product line	(3.3)	-

Operating income (loss)	(5.0)	16.4

Interest expense	7.1	4.0

Other income	(1.0)	(0.3)

Net income (loss)	(11.1)%	12.7%

Revenue

Total revenue for the three month periods ended November 30, 2013 and 2012 was approximately $1.4 million and $1.8 million, respectively. The following table summarizes total revenue by product line for the three month periods ended November 30, 2013 and November 30, 2012 (in thousands, except percentages):

	November 30,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$731	$766	$(35)	(4.6)%
CADRA	637	898	(261)	(29.1)
Royalties from sale of patents	-	100	(100)	(100.0)
Other	46	8	38	475.0
Total	$1,414	$1,772	$(358)	(20.2)%

Total revenue for the six month periods ended November 30, 2013 and 2012 was approximately $2.8 million and $3.3 million, respectively. The following table summarizes total revenue by product line for the six month periods ended November 30, 2013 and November 30, 2012 (in thousands, except percentages):

	November 30,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$1,469	$1,482	$(13)	(0.9)%
CADRA	1,265	1,536	(271)	(17.6)
Royalties from sale of patents	-	290	(290)	(100.0)
Other	56	34	22	64.7
Total	$2,790	$3,342	$(552)	(16.5)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current periods compared to the same periods in fiscal 2013.

Product Revenue

Product revenue for the three and six month periods ended November 30, 2013 was approximately $376,000 and $618,000, respectively, as compared to approximately $478,000 and $693,000, respectively, for the same periods in the prior fiscal year.

The table below details product revenue by product line for the three month periods ended November 30, 2013 and 2012 (in thousands, except percentages):

	November 30,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$43	$45	$(2)	(4.4)%
CADRA	325	433	(108)	(24.9)
Other	8	-	8	-
Total	$376	$478	$(102)	(21.3)%

The table below details product revenue by product line for the six month periods ended November 30, 2013 and 2012 (in thousands, except percentages):

	November 30,
	2013	2012	$ Change	% Change
Product Line
ProductCenter	$110	$62	$48	77.4%
CADRA	500	613	(113)	(18.4)
Other	8	18	(10)	(55.6)
Total	$618	$693	$(75)	(10.8)%

Our product revenue for ProductCenter experienced an improvement for the first half of fiscal year 2014 as compared to the same period in fiscal 2013. The increase which occurred in the first quarter was significant as a percentage but only because the comparative fiscal year results were so low, and does not signal a strengthening in demand for this technology. This product line’s challenges both from a macro-economic and from a competitive standpoint as detailed above make it difficult to reliably forecast receipt of purchase orders from customers.

Product revenue from our CADRA technology declined in the current quarter as compared to the same period in the prior fiscal year. The CADRA Sale occurred in the middle of the second quarter of fiscal 2014 and is responsible for the decline in product revenue for that technology for both the three and the six month periods ended November 30, 2013 as compared to the prior fiscal year.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2013 and 2012, (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$688	$721	$(33)	(4.6)%
CADRA	312	465	(153)	(32.9)
Other	38	8	29	362.5
Total	$1,038	$1,194	$(157)	(13.1)%

The table below summarizes service revenue by product line for the six months ended November 30, 2013 and 2012, (in thousands, except percentages):

	2013	2012	$ Change	% Change
Product Line
ProductCenter	$1,359	$1,420	$(61)	(4.3)%
CADRA	764	923	(159)	(17.2)
Other	49	16	33	206.3
Total	$2,172	$2,359	$(187)	(7.9)%

Maintenance revenue was approximately $795,000 and $1.7 million for the three and six month periods ended November 30, 2013, as compared to $1.0 and $2.0 million for the same periods in the prior fiscal year. The CADRA Sale at the mid-point of the second quarter of fiscal year 2014 was primarily responsible for the maintenance revenue declines for the current year as compared to fiscal year 2013. ProductCenter maintenance revenue was down approximately 5.8% and 6.7% for the three and six month periods ended November 30, 2013, respectively, compared to the same periods in the prior fiscal year. The decline was due to non-renewal of maintenance contracts in fiscal 2013 at a slightly higher rate than we have experienced in the recent past. New licenses that are always sold with one-year maintenance contracts were insufficient to offset the non-renewals.

Consulting revenue was approximately $242,000 and $442,000 for the three and six month periods ended November 30, 2013, an increase of approximately 8% and 6%, respectively, from the same periods in the prior fiscal year. The current year increases follow an increase of almost 19% in fiscal 2013 as compared to fiscal year 2012. Over the last few years the Company has expanded its consulting opportunities by partnering with other technology companies such as Aras and Spaceclaim.

Royalties from sale of patents

During the three and six months ended November 30, 2013, there were no royalties received from the sale of patents.  Royalties from sale of patents was approximately $100,000 and $290,000 for the three and six months ended November 30, 2012, respectively.

Since the Recapitalization Transaction described hereunder, the Company has been actively engaged in acquiring and filing U.S. patents applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

Gross Margin

Gross margin as a percentage of revenue was 79.3% and 77.3% for the three and six month periods ended November 30, 2013, respectively, as compared to 80.4% and 79.7% in the same periods in the prior fiscal year. The decrease in gross margin was due to a 20.2% and 16.5% reduction in revenue in the three and six month periods ending November 30, 2013 as compared to the same periods in the prior fiscal year.  As noted above, during the three and six month periods ended November 30, 2012, the Company sold three of its Patents resulting in $100,000 and $290,000, respectively, of revenue recorded in the prior fiscal year. In addition, revenue declined as a result of the CADRA Sale during the second quarter of fiscal 2014.

Research and Development Expenses

Research and development expenses were approximately $304,000 and $639,000 for the three and six month periods ended November 30, 2013, respectively, as compared to approximately $323,000 and $567,000 in the comparable periods in fiscal 2013. The majority of the increase in R&D expenses for the six month periods ended November 30, 2013 as compared to the prior fiscal year was the result of more development resources being allocated towards upgrading and maintaining our ProductCenter and CADRA product offerings in the current fiscal year, activities that are expensed as incurred, as compared to new product development in fiscal 2013, activities that are subject to capitalization. Specifically, capitalized software development expenditures were $48,000 and $159,000 for the three and six month periods ended November 30, 2012, respectively, as compared to $18,000 and $57,000 for the three and six month periods ended November 30, 2013, respectively. The CADRA Sale and the resulting reduction in R&D personnel in the current quarter offset the impact of the change in capitalized costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $866,000 and $1.7 million for the three and six month periods ended November 30, 2013, respectively, as compared to approximately $789,000 and $1.5 million for the comparable periods in fiscal year 2013. These increased expenses were due primarily to professional fees related to the SolidWorks legal proceedings (see PART II. OTHER INFORMATION), the debt amendments as described in Notes F and I, and the negotiation of our headquarters office lease.

Gain on sale of product line

The Company recorded a gain on the sale of CADRA product line of approximately $91,000 which was completed on October 18, 2013.  The Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services.  The purchase price was $3.2 million of which the Company received $2.88 million at the close and will receive an additional $320,000 on October 18, 2014 subject to offset for any indemnification claims Mentor may have under the Asset Purchase Agreement. In addition, Mentor assumed contractual obligations related to maintenance contracts totaling approximately $607,000. Goodwill totaling $3.26 million was allocated to the CADRA product line and was included in the derivation of the gain on sale of the product line. Professional fees and other expenses related to the transaction totaled approximately $448,000. Finally, tangible assets with a net book value of approximately $7,000 were transferred to Mentor. Any contingent payments of up to $750,000 based on 10% of the revenue generated by Mentor from CADRA over the next three years will be recorded as earned.

The Company will continue to market and support the CADRA technology throughout Europe (except Germany) and for a specified customer in the U.S. for at least one year from the transaction date under a Distribution Agreement signed on October 18, 2013 between the Company and Mentor. The Distribution Agreement is subject to renewal thereafter by mutual agreement. Due to the material nature of the Company’s continued involvement, the transaction did not qualify for discontinued operations treatment.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2013 was approximately $104,000 and $199,000, respectively, as compared to approximately $69,000 and $134,000 for the comparable periods in the prior fiscal year. This increase was due to an increased balance outstanding on our term loan as of a result of refinancing our debt facility in May 2013. The average debt outstanding for the three and six month periods ended November 30, 2013 was $2.7 million as compared to $1.8 million for the comparable periods in fiscal year 2013, an increase of 50%.

Net Income

Net income (loss) for the three and six month periods ended November 30, 2013 was approximately ($44,000) and ($310,000) or ($.05) and ($.35) per share as compared to approximately $252,000 and $425,000 or $0.25 and $0.43 per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the six month period ended November 30, 2013 operating activities used approximately $1.8 million in cash. Approximately $1.3 million of the proceeds from the CADRA Sale was placed in a restricted cash account for the benefit of the Lender pending an amendment to the Loan Agreement. The liability related to deferred maintenance revenue used cash of approximately $538,000. This decrease is the normal cycle as the majority of the annual contracts renew in Q3 and Q4. Receivables increased by approximately $196,000 due to a significant CADRA order received under the Distribution Agreement with Mentor. Accounts payable, accrued expenses and other liabilities increased by approximately $402,000 thereby partially offsetting the aforementioned cash uses primarily as a result of the large CADRA order taken as a reseller and certain accruals related to the CADRA Sale.

During the comparable period in fiscal year 2013, operating activities used $356,000. Net income adjusted for non-cash expenses provided $531,000 which was more than offset by an increase in accounts receivable that used $303,000 and a seasonal decrease in deferred maintenance revenue that used $630,000. These uses of cash in fiscal 2013 are consistent with the uses in fiscal 2014 as described above.

Net cash provided by investing activities for the six months ended November 30, 2013 was approximately $2.3 million primarily composed of the proceeds from the CADRA Sale net of transaction costs.

Net cash used in financing activities totaled approximately $103,000 composed primarily of $63,000 of costs associated with the buyback of 170,000 Treasury shares during the first quarter of fiscal 2014 as described in Note G herein.

Our Credit Facility

As of November 30, 2013, we had $2.7 million of outstanding indebtedness under our Loan Agreement with Prides Crossing Capital. The terms of that Loan Agreement are detailed in Note F to the financial statements herein. On December 5, 2013, the Loan Agreement was amended in accordance with an agreement with our Lenders in connection with their consent to the CADRA Sale. Under the terms of the Amended Loan Agreement No. 2 we agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, we paid a pre-payment penalty of $81,000 and agreed to repurchase 25,000 warrants with an exercise price of $1.00 per share in exchange for $19,000.

The amended and restated Term Note matures on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan commencing on January 1, 2014. The Term Note may be repaid in full at any time but partial voluntary pre-payments are not allowed. If a pre-payment is made on or prior to September 30, 2014, we shall pay a yield maintenance fee equal to the interest that would have accrued under the Term Note from the date of pre-payment through September 30, 2014. No yield maintenance fee is due for a pre-payment made subsequent to September 30, 2014.

We agreed to secure all of its obligations under the Term Note by granting the Lender a first priority security interest in all of our assets, including our intellectual property and pledges of (i) one hundred percent (100%) of our equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of our equity interests in its foreign subsidiaries.  In connection with the grant of the security interest in favor of the Lender in our intellectual property, we entered into an intellectual property security agreement with the Lender and will enter into a source code escrow agreement with the Lender and an independent third party on a post-closing basis.  In addition, our Chief Executive Officer has provided the Lender with a personal guaranty of up to $500,000 secured by his equity interests in the Company.

The Amended Loan Agreement No. 2 contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in our business.  In addition, the Amended Loan Agreement No. 2 contains financial covenants by us that establish (i) a month-end minimum consolidated cash balance of $1.0 million of which no less than $750,000 must be held in our main operating account that is subject to a deposit account control agreement; (ii) a minimum of $750,000 of consolidated cash at all times; (iii) a quick ratio covenant, which provides that on the last day of each fiscal quarter the ratio of our cash plus accounts receivable divided by accounts playable plus accrued expenses shall not be less than 2.7:1; and (iv) a covenant that provides that our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Q3 and Q4 of fiscal 2014 shall not exceed  a loss of $200,000 for each of those fiscal quarters and shall be greater than positive EBITDA of $100,000 for each subsequent fiscal quarter. The Amended Loan Agreement No. 2 also imposes limits on capital expenditures for each fiscal year during the term of the Amended Loan Agreement No. 2. As part of the Amended Loan Agreement No. 2 we entered into a deposit account control agreement pursuant to which the Lender will perfect its security interest in the assets held in our main operating account at First Republic Bank.

The Amended Loan Agreement No. 2 provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.  Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended Loan Agreement No. 2 will become immediately due and payable and the Lender commitment will be automatically terminated.  Upon the occurrence and continuation of any other event of default, the Lender may accelerate payment of all obligations and terminate the Lender’s commitments under the Amended Loan Agreement No. 2.

We believe that our cash together with our new credit facility and cash provided by operations will be sufficient to meet our capital needs for at least the next twelve months.

Sources of Cash

As of November 30, 2013, we had cash on hand of approximately $3.0 million, of which approximately $1.4 million was restricted in an escrow account for the benefit of our Lender pursuant to the amendment to the Loan Agreement. This represents an increase of approximately $1.7 million from May 31, 2013 resulting primarily from the CADRA Sale offset by cash used in operating, investing and financing activities the most significant of which are described above.

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

As of the end of the period covered by this report (November 30, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2013, Dassault Systemes SolidWorks Corporation (“SolidWorks”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division alleging fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions LLC, a wholly-owned subsidiary of Acacia Research Group, against SolidWorks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions LLC in June 2012. SolidWorks is seeking reimbursement from the Company of attorneys’ fees and any judgments or settlement monies it may incur under the infringement suit, as well as punitive and multiple damages.  The Company believes the Complaint is without merit and is vigorously defending itself in this action.

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

General Risks

Failure to comply with financial covenants in our Amended Loan Agreement No. 2 could adversely affect us.

Our Amended Loan Agreement No. 2 includes enhanced financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement and other restrictions on our use of cash, such as maintaining a month-end minimum consolidated cash balance of $1.0 million, of which no less than $750,000 must be held in our main operating account that is subject to a deposit account control agreement with our Lender.  Failure to comply with the financial covenants or other restrictions is an event of default under the agreement. In an event of default, the Lender has the right to accelerate repayment of all sums due and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. If our Lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

We may not have sufficient funds to repurchase common stock pursuant to the put right feature in our recent private placement if exercised when we are required to do so.

Investors in our private placement in Q2 and Q3 of fiscal year 2013 have certain contractual rights, such as the right to require us to repurchase the common stock for an aggregate purchase price of $275,000 for a 30-day period commencing in May 2014 and the right to receive quarterly fees. Funds required to repurchase the common stock, if the repurchase right is exercised by investors, must be generated from a combination of cash flow from operations and cash on hand while maintaining liquidity levels required under our Amended Loan Agreement No. 2. There can be no assurance that the Company will generate positive cash flow from operations to meet this cash requirement while also remaining in compliance with its debt agreement.

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

Under the Asset Purchase Agreement, Mentor is not assuming all of the liabilities associated with the CADRA business. Certain liabilities will remain with the Company post-closing. For example, Mentor is only assuming customer support obligations and obligations for performance under the certain assigned contracts that arise after the closing, and is not assuming liability for any obligation or breach by the Company occurring or arising prior to the closing. While the Company believes that it has adequately accrued for these liabilities or is adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

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

See Exhibit Index on page 37.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 14, 2014	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 14, 2014	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
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
10.1

Consent to the Sale of Assets and Amendment to Loan, Pledge and Security Agreement, dated October 17, 2013, between Prides Crossing Capital, L.P., Prides Crossing Capital-A, L.P., Joseph P. Mullaney and the Company.

10.2	Amended and Restated Loan, Pledge and Security Agreement, dated December 5, 2013, by and among Prides Crossing Capital Funding, L.P. and the Company
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.