Form 10-Q
period 2014-02-28
SOFTECH INC
filed 2014-04-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of registrant’s common stock at April 8, 2014 was 875,135 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(in thousands)
	(unaudited)
	February 28, 2014	May 31, 2013
ASSETS

Cash and cash equivalents	$1,292	$1,188
Restricted cash	35	100
Accounts receivable (less allowance for uncollectible accounts of $29 as of February 28, 2014 and May 31, 2013)	1,202	895
Receivable from product line sale	320	-
Prepaid and other assets	55	299
Total current assets	2,904	2,482

Property and equipment, net	103	61
Goodwill	992	4,249
Capitalized software development costs, net	362	376
Capitalized patent costs, net	105	101
Debt issuance costs, net	210	250
Notes receivable and other assets	260	195

TOTAL ASSETS	$4,936	$7,714

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$690	$137
Accrued expenses	425	602
Other current liabilities	114	89
Deferred maintenance revenue	1,405	2,147
Current portion of capital lease	19	13
Current portion of debt	964	-

Total current liabilities	3,617	2,988

Capital lease, net of current portion	52	39
Long-term debt, net of current portion	-	2,700

Total liabilities	3,669	5,727

Commitments

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at February 28, 2014 and May 31, 2013	275	275

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 875,135 and 1,045,135 issued and outstanding at February 28, 2014 and May 31, 2013, respectively	100	100
Capital in excess of par value	27,314	27,369
Accumulated deficit	(25,918)	(25,333)
Accumulated other comprehensive loss	(504)	(424)
Total shareholders’ equity	992	1,712

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$4,936	$7,714

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	February 28,	February 28,
	2014	2013

Revenue:
Products	$426	$244
Services	916	1,215
Total revenue	1,342	1,459

Cost of revenue:
Products	241	38
Services	325	293
Total cost of revenue	566	331

Gross margin	776	1,128

Research and development expenses	276	231
Selling, general and administrative expenses	835	848
Gain on sale of product line	(64)	-

Operating income (loss)	(271)	49

Interest expense	10	63
Other income	(6)	-

Net loss	$(275)	$(14)

Basic and diluted net loss per share:	$(0.31)	$(0.01)

Weighted average common shares outstanding- basic and diluted	875,135	1,039,302

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine months Ended

	February 28,	February 28,
	2014	2013

Revenue:
Products	$1,042	$936
Services	3,089	3,574
Royalties from sale of patents	-	290
Total revenue	4,131	4,800

Cost of revenue:
Products	302	88
Services	897	924
Total cost of revenue	1,199	1,012

Gross margin	2,932	3,788

Research and development expenses	915	799
Selling, general and administrative expenses	2,582	2,391
Gain on sale of product line	(155)	-

Operating income (loss)	(410)	598

Interest expense	203	198
Other income	(28)	(11)

Net income (loss)	$(585)	$411

Basic and diluted net income (loss) per share:	$(0.66)	$0.41

Weighted average common shares outstanding-basic	883,853	1,009,567
Weighted average common shares outstanding-diluted	883,853	1,010,842

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended

	February 28,	February 28,
	2014	2013

Net loss	$(275)	$(14)

Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	3

Total other comprehensive income (loss)	(35)	3

Comprehensive loss	$(310)	$(11)

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine months Ended

	February 28,	February 28,
	2014	2013

Net income (loss)	$(585)	$411

Other comprehensive income (loss):
Foreign currency translation adjustment	(80)	9

Total other comprehensive income (loss)	(80)	9

Comprehensive income (loss)	$(665)	$420

See accompanying notes to unaudited consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	( in thousands)
	For the Nine months Ended

	February 28,	February 28,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(585)	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	170	161
Gain on sale of product line	(155)	-
Stock-based compensation	6	6
Non-cash interest expense	15	-
Change in fair value of warrant liability	(32)	-
Change in current assets and liabilities:
Accounts receivable	(243)	(420)
Prepaid expenses and other assets	179	(228)
Restricted cash	65	217
Accounts payable, accrued expenses and other liabilities	401	(187)
Deferred maintenance revenue	(135)	-
Net cash used in operating activities	(314)	(40)

Cash flows from investing activities:
Proceeds from sale of product line, net of direct cash expenses	2,432	-
Capital expenditures	(39)	(2)
Capitalized software development costs	(57)	(207)
Capitalized patent costs	(4)	(6)
Net cash provided by (used in) investing activities	2,332	(215)

Cash flows from financing activities:
Cost of treasury shares	(63)	-
Capitalized debt issuance costs	(32)	-
Repurchase of warrant liability	(19)	-
Proceeds from issuance of redeemable common stock, net of issuance costs	-	223
Repayment under debt agreements	(1,700)	(855)
Borrowing under debt agreements	-	300
Repayments under capital lease	(11)	(7)
Net cash used in financing activities	(1,825)	(339)

Effect of exchange rates on cash	(89)	1
Increase (decrease) in cash and cash equivalents	104	(593)
Cash and cash equivalents, beginning of period	1,188	595
Cash and cash equivalents, end of period	$1,292	$2

Supplemental disclosures of cash flow information:
Interest paid	$205	$110
Taxes paid	$14	$2

Noncash investing and financing activities:
Issuance of warrants	$51	$-
Purchase of property and equipment under capital lease	$30	$53
Accretion of redeemable common stock	$-	$112

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

The Company will continue to offer the CADRA technology as a reseller throughout Europe (except Germany) and for a one year period from the closing of the transaction to Sikorsky Aircraft, the largest CADRA user in the United States.  Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

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

Refinancing of Debt

On December 5, 2013, the Company entered into an amended and restated loan agreement (the “Amended Loan Agreement No. 2”) between the Company, and Prides Crossing Capital Funding, L.P., (the “Lender”) whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., the Lenders under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, the Company paid a pre-payment penalty of $81,000 and agreed to repurchase the outstanding warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000.

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

During the nine months ended February 28, 2014, the Company capitalized approximately $57,000 of software development costs related to new products.  The Company did not capitalize software development costs during the three months ended February 28, 2014.  During the three and nine months ended February 28, 2013, the Company capitalized approximately $49,000 and $207,000, respectively. Amortization expense related to capitalized software development costs for the three and nine months ending February 28, 2014 was approximately $23,000 and $71,000, respectively, as compared to approximately $20,000 and $48,000 for the comparable periods in the prior fiscal year.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement.  The December 2013 refinancing was considered a modification per ASC 470-50, Debt Modifications and Extinguishment. The Company capitalized no additional costs in connection with the refinancing. The Company had approximately $238,000 in unamortized debt issuance costs remaining, relating to the old arrangement at the time of the transaction. The total debt issuance costs are being amortized over the term of the new arrangement in accordance with ASC 470-50. Unamortized debt issuance costs related to the Company’s previous debt agreement as of May 10, 2013 totaled approximately $108,000 and were expensed in Q4 of fiscal 2013. Amortization expense related to debt issuance costs for the three and nine months ending February 28, 2014 were approximately $22,000 and $81,000, respectively, as compared to approximately $29,000 and $88,000 for the comparable periods in the prior fiscal year.

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

As of May 31, 2013, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the nine months ended February 28, 2014 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected.  Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs for the three and nine month periods ending February 28, 2014 were approximately $2,000 and $4,000, respectively, as compared to $ - and $6,000, respectively, for the three and nine month periods ending February 28, 2013.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of February 28, 2014, the Company does not have any long-lived assets it considers to be impaired.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares were reserved for issuance. Additionally, any future shares subject to any award under the 2011 Plan that expire, is terminated unexercised or is forfeited will be available for grant under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of February 28, 2014, 9,306 options were awarded and outstanding under the 2011 Plan.

The following table summarizes option activity under the 2011 Plan:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Options	Per Share	Life (in years)	Intrinsic Value

Outstanding options at May 31, 2012	10,000	$2.40	9.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	694	2.40	-	-

Outstanding options at February 28, 2014	9,306	$2.40	4.00	$-

Exercisable at February 28, 2014	8,750	$2.40	3.77	$-

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

For each of the three and nine month periods ended February 28, 2014 and 2013, the Company expensed approximately $2,000 and $6,000, respectively, of stock-based compensation.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and nine month periods ended February 28, 2014, the Company recorded a net gain from foreign currency related transactions of approximately $6,000, and $28,000, respectively, as compared to approximately $- and $11,000 for the comparable periods in the prior fiscal year, to Other (income) expense in the Consolidated Condensed Statements of Operations.

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income (loss) for each period:

	For the Three Months Ended
	February 28, 2014	February 28, 2013
	(amounts in thousands)

Net loss available to common shareholders	$(275)	$(14)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	875,135	1,039,302
Incremental shares from the assumed exercise of
dilutive stock options	-	-

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	875,135	1,039,302

	For the Nine months Ended
	February 28, 2014	February 28, 2013
	(amounts in thousands)

Net income (loss) available to common shareholders	$(585)	$411

Weighted average number of common shares outstanding used in calculation of basic earnings per share	883,853	1,009,567
Incremental shares from the assumed exercise of dilutive stock options	-	1,275

Weighted average number of common shares
outstanding used in calculating diluted earnings
per share	883,853	1,010,842

For the three and nine month periods ended February 28, 2014, 9,306 options to purchase common shares were anti-dilutive and were excluded from the above calculation. For the three months ended February 28, 2013, 10,000 options to purchase common shares were anti-dilutive and were excluded from the above calculation and for the nine month periods ended February 28, 2013, all options were included in the above calculation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and notes payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.

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

	Three Month Periods Ended
Revenue:	February 28, 2014	February 28, 2013
North America	$1,077	$1,148
Europe	318	358
Asia	-	157
Eliminations	(53)	(204)
Consolidated Total	$1,342	$1,459
	Nine Month Periods Ended
Revenue:	February 28, 2014	February 28, 2013
North America	$3,335	$3,561
Europe	922	1,293
Asia	493	444
Eliminations	(619)	(498)
Consolidated Total	$4,131	$4,800

Long Lived Assets:	As of February 28, 2014	As of May 31, 2013
North America	$1,989	$5,119
Europe	43	113
Consolidated Total	$2,032	$5,232

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

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means of monetizing the Patents to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. Additional monies due the Company in the form of royalties from its 30% share of Net Proceeds will be recorded in the quarterly period in which the Buyer notifies the Company such payments are due. Such notification and payment, if any, are due thirty calendar days after the end of each calendar quarter. The revenue allocated to support services was recognized during the three months ended February 28, 2014 as all services had been performed. There can be no assurance that the Company will derive any other monies from the Additional Patents, however.

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

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf (as described in Note G) and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into the Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants were to vest monthly over three years, with accelerated vesting under certain circumstances including if the Loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

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

The Company determined the fair value of the warrants using the Black-Scholes valuation model.  The grant date fair value of the warrant of approximately $51,000 was recorded a liability, with a corresponding discount recorded on the debt.  The debt discount is being accreted through the remaining term of the Loan Agreement using the effective interest rate method.

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

The Company agreed to secure all of its obligations under the Term Note by granting the Lender a first priority security interest in all of the Company’s assets, including the Company’s intellectual property and pledges of (i) one hundred percent (100%) of the Company’s equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of the Company’s equity interests in its foreign subsidiaries.  In connection with the grant of the security interest in favor of the Lender in the Company’s intellectual property, the Company has entered into an intellectual property security agreement with the Lender and entered into a source code escrow agreement with the Lender and an independent third party.  In addition, the Company’s Chief Executive Officer has provided the Lender with a personal guaranty of up to $500,000 secured by his equity interests in the Company.

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

H.

CADRA Sale

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services, to Mentor, pursuant to an Asset Purchase Agreement dated August 30, 2013.  The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) of which will be paid on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business (the “Earn-Out Payments”), subject to the terms of the Earn-Out Agreement dated August 30, 2013.

The Company will continue to sell and support the CADRA technology throughout Europe (except Germany) and, for a one year period from the closing, will retain the rights to sell and support the technology to the largest U.S. CADRA user, Sikorsky Aircraft.

The transaction generated a gain during the second quarter of fiscal 2014 which was composed of the following (000’s):

Proceeds from the sale of the CADRA technology	$3,200
Liabilities assumed by Mentor related to deferred maintenance obligations	607
Professional fees and other expenses related to the transaction	(448)
Goodwill allocated to the CADRA product line	(3,261)
Net book value of equipment transferred in the sale	(7)
Gain on sale of CADRA product line	$91

Any additional Earn-Out Payments received by the Company will be recorded during the periods in which Mentor reports amounts due under the Earn-Out Agreement so long as collectability has been determined. During the quarter ended February 28, 2014, the Company recorded a gain of $64,000 under the Earn-Out Agreement bringing the total gain through February 28, 2014 to approximately $155,000.

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

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and February 28, 2014. In consideration for entering into Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants vest monthly over three years, with accelerated vesting under certain circumstances including if the loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

Furthermore, on December 5, 2013, the Loan Agreement was again amended (the “Amended Loan Agreement No. 2”) in accordance with a prior agreement with the Lenders in connection with their consent to the sale of the CADRA product line. The terms of Amended Loan Agreement No. 2 are detailed in Note F and in the Liquidity and Capital Resources section below.

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

Consulting

SofTech has been engaged in the PLM market since 1993. Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers. Our revenue from consulting activities for fiscal year 2013 was about $875,000, representing an increase of 19% over the prior year period.  For the first nine months of fiscal 2014, our consulting revenue increased by about 11% as compared to the same period in fiscal 2013. This increase in consulting revenue was driven partly by our new partnership agreement with Aras, a rapidly growing PLM company that is disrupting the status quo. We intend to continue to grow and invest in our consulting business following the CADRA Sale.

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

Other

Deferred CADRA Purchase Price.  The sale of the CADRA assets includes a contingent earn-out payment equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction. Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. These contingent payments are due on or before April 1, 2014, 2015, 2016 and 2017 based on the revenue recorded during Mentor’s fiscal years ending January 31, 2014, 2015, 2016 and 2017.  The Company received the first earn out payment on March 27, 2014.

Contingent Rights with Respect to Transferred Patents.  In addition to our technology offerings, the Company retained its financial interest in the patents sold to Acacia Research Group (“Acacia”) in June 2012. In December 2012, Acacia filed infringement lawsuits in East Texas against Dassault Systemes SolidWorks (“Solidworks”), Autodesk and Siemens seeking treble damages for the unauthorized use of the technology described in those patents. SofTech received $300,000 as a non-recoverable advance payment against 30% of the net proceeds received by Acacia. A trial date has been set for November 2015. We believe there are other technology companies other than the three that have been sued that are also using the ideas protected by these patents. Acacia has complete control with regard to actions it may take or not take with regard to enforcing these patents. SofTech has a contractual obligation to support Acacia in its legal proceedings.

In July 2013, Solidworks filed a third party claim against SofTech in connection with the above described suit by Acacia against them. Solidworks alleges that SofTech promised an arrangement that would protect Solidworks from claims of infringement of the patents in question. Among other things, Solidworks is seeking reimbursement from SofTech of any amounts it may have to pay for infringing the patents, including legal fees. SofTech believes that Solidworks’ claims are without merit and intends to vigorously defend itself against them. In October, 2013, Solidworks’s motion for change of venue from East Texas to Massachusetts was granted.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2013 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the nine months ended February 28, 2014.

Results of Operations

Three and Nine months Ended February 28, 2014, as Compared to Three and Nine months Ended February 28, 2013

The table below presents the comparative income statements for the three month periods ended February 28, 2014 and February 28, 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28, 2014	February 28, 2013	Change in $	Change in %
Revenue:
Products	$426	$244	$182	74.6%
Services	916	1,215	(299)	(24.6)
Total revenue	1,342	1,459	(117)	(8.0)

Cost of revenue:
Products	241	38	203	534.2
Services	325	293	32	10.9
Total cost of revenue	566	331	235	71.0

Gross margin	776	1,128	(352)	(31.2)

Research and development expenses	276	231	45	19.5
Selling, general and administration expenses	835	848	(13)	(1.5)
Gain on sale of product line	(64)	-	(64)	-

Operating income (loss)	(271)	49	(320)	(653.1)

Interest expense	10	63	(53)	(84.0)

Other income	(6)	-	(6)	-

Net loss	$(275)	$(14)	$(261)	(1864.3)%

The table below presents the comparative income statements for the nine month periods ended February 28, 2014 and February 28, 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28, 2014	February 28, 2013	Change in $	Change in %
Revenue:
Products	$1,042	$936	$106	11.3%
Services	3,089	3,574	(485)	(13.6)
Royalties from sale of patents	-	290	(290)	(100.0)
Total revenue	4,131	4,800	(669)	(13.9)

Cost of revenue:
Products	302	88	214	243.2
Services	897	924	(27)	(2.9)
Total cost of revenue	1,199	1,012	187	18.5

Gross margin	2,932	3,788	(856)	(22.6)

Research and development expenses	915	799	116	14.5
Selling, general and administration expenses	2,582	2,391	191	8.0
Gain on sale of product line	(155)	-	(155)	-

Operating income (loss)	(410)	598	(1,008)	(168.6)

Interest expense	203	198	5	2.5

Other income	(28)	(11)	(17)	(154.5)

Net income (loss)	$(585)	$411	$(996)	(242.3)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended February 28, 2014 and February 28, 2013:

	Items as a percentage of revenue
	February 28,	February 28,
	2014	2013
Revenue:
Products	31.7%	16.7%
Services	68.3	83.3
Total revenue	100.0	100.0

Cost of revenue:
Products	18.0	2.6
Services	24.2	20.1
Total cost of revenue	42.2	22.7

Gross margin	57.8	77.3

Research and development expenses	20.6	15.8
Selling, general and administrative expenses	62.2	58.1
Gain on sale of product line	(4.8)	-

Operating income (loss)	(20.2)	3.4

Interest expense	0.7	4.3
Other income	(0.4)	-

Net loss	(20.5)%	(1.0)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the nine month periods ended February 28, 2014 and February 28, 2013:

	Items as a percentage of revenue
	February 28,	February 28,
	2014	2013
Revenue:
Products	25.2%	19.5%
Services	74.8	74.5
Royalties from sale of patents	-	6.0
Total revenue	100.0	100.0

Cost of revenue:
Products	7.3	1.8
Services	21.7	19.3
Total cost of revenue	29.0	21.1

Gross margin	71.0	78.9

Research and development expenses	22.2	16.6
Selling, general and administrative expenses	62.5	49.8
Gain on sale of product line	(3.8)	-

Operating income (loss)	(9.9)	12.5

Interest expense	4.9	4.1

Other income	(0.7)	(0.2)

Net income (loss)	(14.1)%	8.6%

Revenue

Total revenue for the three month periods ended February 28, 2014 and 2013 was approximately $1.3 million and $1.5 million, respectively. The following table summarizes total revenue by product line for the three month periods ended February 28, 2014 and February 28, 2013 (in thousands, except percentages):

	February 28,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$650	$793	$(143)	(18.0)%
CADRA	542	620	(78)	(12.6)
Other	150	46	104	226.1
Total	$1,342	$1,459	$(117)	(8.0)%

Total revenue for the nine month periods ended February 28, 2014 and 2013 was approximately $4.1 million and $4.8 million, respectively. The following table summarizes total revenue by product line for the nine month periods ended February 28, 2014 and February 28, 2013 (in thousands, except percentages):

	February 28,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$2,119	$2,274	$(155)	(6.8)%
CADRA	1,807	2,155	(348)	(16.1)
Royalties from sale of patents	-	290	(290)	(100.0)
Other	205	81	124	153.1
Total	$4,131	$4,800	$(669)	(13.9)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current periods compared to the same periods in fiscal 2013.

Product Revenue

Product revenue for the three and nine month periods ended February 28, 2014 was approximately $426,000 and $1,042,000, respectively, as compared to approximately $244,000 and $936,000, respectively, for the same periods in the prior fiscal year.

The table below details product revenue by product line for the three month periods ended February 28, 2014 and 2013 (in thousands, except percentages):

	February 28,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$43	$67	$(24)	(35.8)%
CADRA	383	141	242	171.6
Other	-	36	(36)	(100.0)
Total	$426	$244	$182	74.6%

The table below details product revenue by product line for the nine month periods ended February 28, 2014 and 2013 (in thousands, except percentages):

	February 28,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$153	$128	$25	19.5%
CADRA	881	755	126	16.7
Other	8	53	(45)	(84.9)
Total	$1,042	$936	$106	11.3%

Our product revenue for ProductCenter experienced an improvement for the first nine months of fiscal year 2014 as compared to the same period in fiscal 2013. The increase which occurred in the first quarter was significant as a percentage but only because the comparative fiscal year results were low, and does not signal a strengthening in demand for this technology. This product line’s challenges both from a macro-economic and from a competitive standpoint as detailed above make it difficult to reliably forecast receipt of purchase orders from customers.

Product revenue from our CADRA technology increased in the current quarter as compared to the same period in the prior fiscal year. Part of the CADRA Sale which occurred in the middle of the second quarter of fiscal 2014 included a carve-out for Sikorsky Aircraft which accounted for 90% of the CADRA product revenue during the three month period ending February 28, 2014.  We are restricted from reselling CADRA in other countries other than Italy and if it were not for Sikorsky Aircraft we would have experienced a decline in product revenue for that technology for both the three and the nine month periods ended February 28, 2014 as compared to the prior fiscal year.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended February 28, 2014 and 2013, (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$608	$726	$(118)	(16.3)%
CADRA	158	479	(321)	(67.0)
Other	150	10	140	1400.0
Total	$916	$1,215	$(299)	(24.6)%

The table below summarizes service revenue by product line for the nine months ended February 28, 2014 and 2013, (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$1,967	$2,146	$(179)	(8.3)%
CADRA	923	1,401	(478)	(34.1)
Other	199	27	172	637.0
Total	$3,089	$3,574	$(485)	(13.6)%

Maintenance revenue was approximately $670,000 and $2.4 million for the three and nine month periods ended February 28, 2014, as compared to $1.0 and $3.0 million for the same periods in the prior fiscal year. The CADRA Sale, which was completed at the mid-point of the second quarter of fiscal year 2014, was primarily responsible for the maintenance revenue declines for the current year as compared to fiscal year 2013. ProductCenter maintenance revenue was down approximately 10.9% and 8.1% for the three and nine month periods ended February 28, 2014, respectively, compared to the same periods in the prior fiscal year. The decline was due to non-renewal of maintenance contracts in fiscal 2013 at a slightly higher rate than we have experienced in the recent past. New licenses sold with one-year maintenance contracts were insufficient to offset the non-renewals.

Consulting revenue was approximately $246,000 and $689,000 for the three and nine month periods ended February 28, 2014, an increase of approximately 19.4% and 10.8%, respectively, from the same periods in the prior fiscal year. The current year increases follow an increase of almost 19% in fiscal 2013 as compared to fiscal year 2012. Over the last few years the Company has expanded its consulting opportunities by partnering with other technology companies such as Aras and Spaceclaim.

Royalties from sale of patents

During the three and nine months ended February 28, 2014, there were no royalties received from the sale of patents.  Royalties from sale of patents was approximately $100,000 and $290,000 for the three and nine months ended February 28, 2013, respectively.

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

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means on monetizing the "Patents" to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. The revenue allocated to support services was recognized as revenue during the three month period ended February 28, 2014.

Gross Margin

Gross margin as a percentage of revenue was 57.8% and 71.0% for the three and nine month periods ended February 28, 2014, respectively, as compared to 77.3% and 78.9% in the same periods in the prior fiscal year. The decrease in gross margin was due to a an increase in cost associated with reselling the CADRA product line and an 8.0% and 13.9% reduction in total revenue in the three and nine month periods ending February 28, 2014 as compared to the same periods in the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $276,000 and $915,000 for the three and nine month periods ended February 28, 2014, respectively, as compared to approximately $231,000 and $799,000 in the comparable periods in fiscal 2013. The majority of the increase in R&D expenses for the nine month periods ended February 28, 2014 as compared to the prior fiscal year was the result of more development resources being allocated towards upgrading and maintaining our ProductCenter and CADRA product offerings in the current fiscal year, activities that are expensed as incurred, as compared to new product development in fiscal 2013, activities that are subject to potential capitalization. Specifically, capitalized software development expenditures were $49,000 and $208,000 for the three and nine month periods ended February 28, 2013, respectively, as compared to $-  and $57,000 for the three and nine month periods ended February 28, 2014, respectively. The CADRA Sale and the resulting reduction in R&D personnel in the current quarter offset the impact of the change in capitalized costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $835,000 and $2.6 million for the three and nine month periods ended February 28, 2014, respectively, as compared to approximately $848,000 and $2.4 million for the comparable periods in fiscal year 2013. These increased expenses were due primarily to professional fees related to the SolidWorks legal proceedings (see PART II. OTHER INFORMATION), the debt amendments as described in Note F, and the negotiation of the lease for our office headquarters.

Gain on sale of product line

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services.  The purchase price was $3.2 million of which the Company received $2.88 million at the close and will receive an additional $320,000 on October 18, 2014 subject to offset for any indemnification claims Mentor may have under the Asset Purchase Agreement. In addition, Mentor assumed contractual obligations related to maintenance contracts totaling approximately $607,000. Goodwill totaling $3.26 million was allocated to the CADRA product line and was included in the derivation of the gain on sale of the product line. Professional fees and other expenses related to the transaction totaled approximately $448,000. Finally, tangible assets with a net book value of approximately $7,000 were transferred to Mentor. Any contingent payments of up to $750,000 based on 10% of the revenue generated by Mentor from CADRA over the next three years will be recorded as earned. Through the nine months ended February 28, 2014, the Company recorded a gain of $155,000 on the sale of the CADRA product line of which $64,000 was recorded in the current quarter related to contingent payment described above.

The Company will continue to market and support the CADRA technology throughout Europe (except Germany) and for a specified customer in the U.S. for at least one year from the transaction date under a Distribution Agreement signed on October 18, 2013 between the Company and Mentor. The Distribution Agreement is subject to renewal thereafter by mutual agreement. Due to the Company’s significant continued involvement, the transaction did not qualify for discontinued operations treatment.

Interest Expense

Interest expense for the three and nine month periods ended February 28, 2014 was approximately $10,000 and $203,000, respectively, as compared to approximately $63,000 and $198,000 for the comparable periods in the prior fiscal year. The Company amended its debt agreement and paid down its outstanding debt balance (See Note F) on December 5, 2013 by $1.7 million and repurchased warrants previously issued to the Lender. The interest expense for the three month period ending February 28, 2014 was significantly reduced as compared to the same period in the prior year due to 1) the lower outstanding average debt balance from the $1.7 million paydown at the beginning of the quarter and 2) a $32,000 gain resulting from the repurchase of the warrants. The average debt outstanding for the three and nine month periods ended February 28, 2014 was $1.0 million and $2.1 million as compared to $1.8 million for the comparable periods in fiscal year 2013.

Net Income

Net income (loss) for the three and nine month periods ended February 28, 2014 was approximately ($275,000) and ($585,000) or ($0.31) and ($0.66) per share as compared to approximately ($14,000) and $411,000 or ($0.01) and $0.41 per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the nine month period ended February 28, 2014 operating activities used approximately $314,000 in cash. The net loss adjusted for non-cash expenses used cash of approximately $426,000. The increase in accounts receivable which used cash of $243,000 was due to a significant February order from one of our largest U.S. customers. The increase in accounts payable, accrued expenses and other liabilities of approximately $401,000 partially offset the aforementioned cash uses primarily as a result of the aforementioned significant February order taken as a reseller and certain accruals related to the CADRA Sale.

During the comparable period in fiscal year 2013, operating activities used $40,000. Net income adjusted for non-cash expenses provided $578,000 which was more than offset by an increase in accounts receivable that used $420,000.

Net cash provided by investing activities for the nine months ended February 28, 2014 was approximately $2.3 million primarily composed of the proceeds from the CADRA Sale net of transaction costs.

Net cash used in financing activities totaled approximately $1.8 million composed primarily of $1.7 debt repayment to our Lenders, and costs associated with the buyback of 170,000 Treasury shares during the first quarter of fiscal 2014 as described in Note G herein.

Our Credit Facility

As of February 28, 2014, we had $1.0 million of outstanding indebtedness under our Loan Agreement with Prides Crossing Capital. The terms of that Loan Agreement are detailed in Note F to the financial statements herein. On December 5, 2013, the Loan Agreement was amended in accordance with an agreement with our Lenders in connection with their consent to the CADRA Sale. Under the terms of the Amended Loan Agreement No. 2 we agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, we paid a pre-payment penalty of $81,000 and agreed to repurchase 25,000 warrants with an exercise price of $1.00 per share in exchange for $19,000.

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

During fiscal year 2013, the Company issued 50,000 shares of common stock, $.10 par value (the “Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. The Agreement, among other things, provides the Investors with the right to require the Company to redeem the Common Stock held by the Investors (the “Put Option”) at $5.50 per share in cash during a 30 day period beginning June 1, 2014. The Amended Loan Agreement No. 2 requires that the Company provide written notice to Prides Crossing Capital at least ten business days prior to redeeming the Common Shares and receive their written consent which shall not be unreasonably withheld, conditioned or delayed if on the date of such purchase (1) no event of default under the debt facility exists, (2) such payment will not result in an event of default and (3) such payment will not have a material adverse effect, as defined in the debt facility. The Agreement provides that in the event whereby the Company fails to honor the Put Option, in whole or in part, the unpaid portion of the amount due will be evidenced by a secure promissory note issued by the Company to each applicable Investor bearing interest at an annual rate of 20%.

As stated above, we currently have approximately $1.3 million in cash and cash equivalents and would expect to have greater liquidity as we approach our fiscal year end on May 31, 2014.  Accordingly, we currently believe that we will have sufficient cash to honor the put obligation and that the conditions requiring Prides Crossing reasonable consent as described above will be satisfied at such time.  However, there can be no assurances in this regard.

We believe that our cash together with our credit facility and cash provided by operations will be sufficient to meet our capital needs for at least the next twelve months.

Sources of Cash

As of February 28, 2014, we had cash on hand of approximately $1.3 million. This represents an increase of approximately $100,000 from May 31, 2013 resulting primarily from the CADRA Sale offset by the repayment of debt and cash used primarily in operating, investing and financing activities during the nine months ending February 28, 2014 the most significant of which are described above.

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

As of the end of the period covered by this report (February 28, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2013, Dassault Systemes SolidWorks Corporation (“SolidWorks”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division alleging fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions LLC, a wholly-owned subsidiary of Acacia Research Group, against SolidWorks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions LLC in June 2012. SolidWorks is seeking reimbursement from the Company of attorneys’ fees and any judgments or settlement monies it may incur under the infringement suit, as well as punitive and multiple damages. In October, 2013, Solidworks’s motion for change of venue from East Texas to Massachusetts was granted. The Company believes the Complaint is without merit and is vigorously defending itself in this action.

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

SOFTECH, INC.

Date: April 14, 2014	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 14, 2014	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President & Chief Executive Officer

Exhibit Index

Exhibit No.	Description of Document
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
10.1

Amended and Restated Loan, Pledge and Security Agreement, dated December 5, 2013, by and among Prides Crossing Capital Funding, L.P. and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2013 filed on January 14, 2014).

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