Form 10-K
period 2014-05-31
SOFTECH INC
filed 2014-10-07
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-10665

SofTech, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2453033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

650 Suffolk Street, Suite 415, Lowell, MA 01854
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

Yes      . No  X .

The aggregate market value of our voting stock held by non-affiliates was approximately $1,182,887 on November 30, 2013 based on the last reported sale price of our common stock on the Over the Counter Bulletin Board QB market tier on November 29, 2013.

The number of shares outstanding of registrant’s common stock at September 19, 2014 was 833,724 shares.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2014

Table of Contents

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

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

•

generate sufficient cash flows from our operations or other sources to fund our working capital needs and growth initiatives;

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

PART I

ITEM 1. BUSINESS

Our Company

SofTech, Inc., a Massachusetts corporation was formed in Massachusetts on June 10, 1969. The Company has been engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we described below as our CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we described below as our ProductCenter offering. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the Consolidated Financial Statements included in this Annual Report.

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and a note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s new Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction.

A core tenet of the management team’s strategy following the Recapitalization Transaction has been to actively consider ways to monetize some or all of the Company’s assets and to pursue new strategic initiatives, including in new industries, such as potential business combinations, sale transactions or strategic partnerships. The sale of the Company’s AMT product line in May 2011; the sale of its patents in June 2012 and September 2012; and the sale of its CADRA business in October 2013, reflected implementation of that strategy. Taxable income generated from these transactions was completely offset by the use of net operating loss carryforwards and other tax deductions. Following the CADRA Sale (as described below), the Company has been focused on restructuring its business to enable it to successfully operate as a significantly smaller company and will continue to seek new sources of revenue and new strategic initiatives, including in new industries, such as eCommerce. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‒ Exploring Strategic Initiatives”.

Products and Services

ProductCenter

Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in various widely used third party proprietary design technologies. ProductCenter is a proven enterprise-wide, collaborative PLM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems. ProductCenter is designed to help companies rapidly optimize the product development process. ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. ProductCenter supports engineering change management and bill of materials management for automating business processes. ProductCenter’s web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. ProductCenter also enables integration with other business applications such as enterprise resource planning, supply chain management and customer relationship management for continuous data exchange across the product lifecycle.

Connector Platform

In 2012, the Company entered into a technology partnership with Aras Corporation (“Aras”) wherein we agreed to develop, market and support a technology that allows for a direct interface between Aras’s Innovator solution and multiple, proprietary CAD products. Our Connector platform was first available in the fourth quarter of fiscal year 2012 and is offered under an annual subscription revenue model. The revenue from this technology offering has been immaterial through fiscal year 2014.

CADRA

CADRA is a drafting and design software package for the professional mechanical engineer. The CADRA family of CAD/CAM products includes CADRA Design Drafting, a fast and highly productive mechanical design documentation tool; CADRA NC, a comprehensive 2 through 5 axis NC programming application; and CADRAWorks, an integration with SolidWorks (defined below) providing for an integrated drawing production system and 3D solid modeler. The CADRA family of products includes an extensive collection of translators and software options that make it a seamless fit into today’s multi-platform and multi-application organizations.

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

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor that will allow us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. In addition, for a one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale of the CADRA product line did not qualify for presentation as discontinued operations.

Consulting

Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers. Our revenue from consulting activities for fiscal year 2014 was about $858,000.

Marketing and Distribution

We market and distribute our products and services primarily through a direct sales force and through our service organization in North America and Europe. In addition, we market and support the technology offerings of our partners through distribution agreements. The majority of our sales in Asia are in Japan. We market and distribute our products and services in Japan primarily through authorized resellers. We have also contracted with resellers in North America, Europe and Asia to reach areas not covered by our direct sales presence and to supplement our existing sales force; however, to date, the revenue generated from this indirect distribution has not been material.

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

Our technology offerings compete against product offerings from companies such as Parametric Technology Corporation (“PTC”), Dassault Systemes SolidWorks (“SolidWorks”), Siemens, Inc. (“Siemens”) and Autodesk, Inc. (“Autodesk”) that together dominate the PLM market. In addition to these billion dollar revenue companies, there are numerous other technologies offered by smaller entities that we also compete against.

Our service offerings, which include consulting, training and discrete engineering services, compete with offerings by all of the large CAD companies noted above, small regional engineering services companies and the in-house capabilities of our customers.

Personnel

As of May 31, 2014, we employed 31 persons, 30 on a full time basis and 1 part time.

Backlog

Product backlog as of May 31, 2014 was insignificant as it was for the comparable periods in the prior fiscal years. Deferred revenue, consisting primarily of software maintenance services to be performed over the subsequent twelve month period, totaled approximately $1,462,000 and $2,147,000 at May 31, 2014 and 2013, respectively. In addition, we had a backlog of consulting orders totaling approximately $0.3 million on both May 31, 2014 and 2013, respectively.

Research and Development

We have approximately 9 product development engineers in our research and development groups located in Massachusetts and Michigan. In fiscal years 2014 and 2013, we incurred research and development expense of approximately $1.2 million and $1.1 million, respectively, related to the development of our technology and products. The increase was primarily due to a shift in focus of development resources and allocating their time on upgrading and maintaining our existing product lines. The development organization spent less time working on new project initiatives, decreasing the total costs capitalized during fiscal year 2014. In fiscal years 2014 and 2013, we capitalized approximately $57,000 and $276,000, respectively, of direct costs related to the development of new products.

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

During fiscal year 2013 we sold patents related to our CADRA and ProductCenter technologies to Auto-Dimensions, LLC, (“Auto-Dimensions”), a wholly-owned subsidiary of Acacia Research Group in exchange for a non-refundable, advance payment of $300,000. The Company retained a 30% interest in any net proceeds that may be received by Auto-Dimensions through licensing or otherwise enforcing these patents. Since the Recapitalization Transaction, we filed three new U.S. patents. In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

Governmental Regulation

We export our products throughout the world, and thus we are subject to Federal Export Regulations. We believe we comply with all such regulations. Although our non-U.S. based revenue was approximately 33% of total revenue in 2014, we do not view these regulations as particularly onerous nor are the compliance costs material to our operations.

Customers

No single customer accounted for more than 10% of our revenue in fiscal 2014 or 2013.

Seasonality

Our first fiscal quarter, which begins June 1 and ends August 31, has historically produced the lowest revenue. We believe that this is due primarily to the buying habits of our customers as this quarter falls within prime vacation periods.

Available Information

We maintain an Internet site at http://www.softech.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, stockholders may access these reports and documents on the SEC’s web site at www.sec.gov. Our principal offices are located at 650 Suffolk Way, Suite 415, Lowell, Massachusetts 01854, and our telephone number is (978) 513-2700.

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

Risks Related to Our Business

Following the sale of the CADRA business in October 2013, we will need to restructure our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and new strategic initiatives. SofTech operating results subsequent to the sale of the CADRA business may not be profitable, and we may be unsuccessful in developing new business opportunities.

The CADRA business was responsible for about half of the consolidated revenue in fiscal 2013 and the majority of the profitability and cash flow. The importance of the CADRA business to the consolidated results in fiscal 2013 was similar in at least the two immediately preceding fiscal years. The remaining product lines following the CADRA Sale, namely ProductCenter and the Connector technologies, are product lines that have historically been less profitable than the CADRA business, have fewer customers and have a more complex sales cycle. It is likely that the Company will need to reduce spending in order to achieve profitability, and ultimately will need to find new strategic directions and new sources of revenue in order to meaningfully increase the size of its business. The new product ideas that the management team has interest in pursuing as described in the patent filings over the last few years are speculative in that the products are still in development and the management team may not have the depth of experience required to be successful in those new markets.

Continued revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

We have experienced consolidated revenue declines for nearly a decade.

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

Many of our competitors, including PTC, SolidWorks, Siemens and Autodesk, have substantially greater financial, technological, marketing, managerial and research and development resources and experience than we do and represent significant competition for us. Our competitors may succeed in developing competing technologies or products which may gain market acceptance more rapidly than our products. Existing or proposed products of our competitors may render our existing or proposed products noncompetitive or obsolete. If we are unable to compete successfully in the future, the competitive pressures that we face could adversely affect our profitability or financial performance.

Our agreements with certain software vendors may be terminated at will by the vendors.

We utilize third party vendors to provide certain software and utilities which enable us to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solutions. These agreements are subject to termination at will by the vendors, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material adverse effect on future performance. For example, in July 2007, we were informed that our agreement with one such vendor, PTC, was not going to be extended beyond its renewal date of January 31, 2008. Thus the agreement with PTC has since expired. A significant number of our current ProductCenter customers utilize PTC’s proprietary CAD technology. We continue to support our current customers who are utilizing PTC’s CAD solution with a customer specific consulting solution. While this customer specific consulting solution has allowed us to retain the majority of our customers utilizing PTC’s CAD tool, it has precluded us from proposing our solution to new customers using that CAD technology. Our inability to offer our solution to new customers utilizing PTC’s technology or similar restrictions that could result from any future terminations of similar agreements with other vendors could have an adverse effect on our future revenues.

We may not be able to generate sufficient positive cash flow in the future to fund our operations.

In addition to our bank financing, we are dependent upon cash flows from our business to fund our operations. It is our expectation that we can improve our cash flows; however, there can be no assurances that we will be able to do so. If we are unable to fund our operations from future cash flows, we will need to seek additional debt and/or equity financing, which may not be available on attractive terms, if at all, in which case there could be a material adverse effect on our results of operations and financial condition.

Failure to comply with financial covenants in our loan agreement could adversely affect us.

As of May 31, 2014, we had $1 million of outstanding indebtedness under our term loan with Prides Crossing Capital. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

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

Our loan agreement imposes restrictions on our ability to take certain corporate actions and raise additional capital. In addition, the loan agreement contains certain affirmative financial covenants related to quarterly EBITDA performance and month-end liquidity.

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

In addition to the restrictions, the loan agreement contains certain affirmative financial covenants regarding quarterly performance and end of month liquidity. If the Company were to fail to meet any of those financial covenants it could be declared in default under the loan agreement thereby requiring immediate repayment of loan principal.

Our ability to use our federal and state net operating loss carryforwards (“NOLs”) to reduce taxable income generated in the future could be substantially limited or eliminated.

As of May 31, 2014, we had approximately $20 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused. We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. On February 3, 2012, we entered into a Rights Agreement (“Rights Agreement”), as described below, in an effort to prevent an ownership change, as defined under Section 382, from occurring and thereby protect the value of our NOLs. This Rights Agreement expires on February 15, 2015, unless extended by our board of directors. There can be no assurance, however, that the Rights Agreement will prevent an ownership change from occurring or protect the value of our NOLs.

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

The Rights Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our common stock, and may deter potential acquirers from making premium offers to acquire SofTech, all factors which may depress the market price of our stock or prevent stockholders from receiving a premium in a change in control transaction. The Rights Agreement expires, unless otherwise extended, on February 15, 2015.

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

We are a small company especially for one that is publicly held. Our technologies are complex and have been developed over many years. While we enjoy the benefit of a very experienced, long-tenured employee group, we are dependent on many of those employees for the familiarity, expertise and unique insight they have developed with our products that would be extremely difficult and time consuming to replace. We maintain “key-man” life insurance on our Chief Executive Officer, Mr. Mullaney in the amount of $3,000,000. Mr. Mullaney’s policy was required as part of the debt facility. The proceeds from the life insurance, in the event of his demise, would be used to satisfy the outstanding debt obligation with our lender and the excess, if any, would revert to his estate. The loss of services of any of our key personnel could make it difficult for us to meet important objectives, such as timely and effective product introductions and financial goals.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the fiscal year ended May 31, 2014, North America accounted for approximately 67%, Europe for approximately 23% and Asia for approximately 10% of our revenue which was not materially different from the percentages for fiscal year 2013. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

Risks Related to the Market for our Common Stock

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

Since the Recapitalization Transaction, the closing stock price has ranged from a low price of $1.00 per share to a high price of $4.95 per share. A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day. Given the lack of market makers in the stock and the low demand, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price.

A small number of shareholders own a large number of shares thereby potentially exerting significant influence over us.

After considering the equity transactions described in Note M to the Consolidated Financial Statements included in this Annual Report, the three members of our board of directors own approximately 28.8% of our outstanding shares. Two other shareholders together own 33.1% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTC Bulletin Board. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value of the business. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

Risks Related to the CADRA Sale

A portion of the purchase price was deferred and we may not receive those payments.

A portion of the purchase price, an amount equal to $320,000, was held back by Mentor to secure any indemnification claims under the Asset Purchase Agreement. If indemnification claims are asserted, we may not receive all or any of the $320,000 payable to us.

In addition, up to $750,000 of the total purchase price will be based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. The Company has no obligation subsequent to the transaction date with regard to royalty payments. In March 2014, the Company received the first payment of approximately $44,000 under this deferred arrangement related to the period from the transaction date to January 31, 2014. The Asset Purchase Agreement also allows Mentor to withhold monies due under the Earn-Out Agreement if indemnification claims are asserted. Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA royalties pursuant to the Earn-Out Agreement.

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

Closure of the office located in Germany

Our office located in Germany was focused exclusively on selling and supporting the CADRA product line. During fiscal year 2014, the Company closed this office and ceased operating in that country. We believe we have satisfied all material obligations related to that closure including satisfying all employment related obligations to our former employees, however, the risk of identification of additional liabilities does exist.

Buyer is not assuming any of the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Mentor is not assuming all of the liabilities associated with the CADRA business. Certain liabilities will remain with the Company post-closing. For example, Mentor is only assuming customer support obligations related to certain assigned contracts and obligations for performance under contracts that arise after the closing, and is not assuming liability for any obligation or breach by the Company occurring or arising prior to the closing. While the Company believes that it has adequately accrued for these liabilities or is adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

The Asset Purchase Agreement may expose us to contingent liabilities.

We have agreed to indemnify Mentor for certain breaches of representations, warranties or covenants made by us in the Asset Purchase Agreement up to $3.95 million. Significant indemnification claims by the Mentor could materially and adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We are headquartered in Lowell, MA and maintain a sales and support office in Milan, Italy all of which are leased facilities. We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

On July 19, 2013, SolidWorks filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division alleging fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions against SolidWorks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions in June 2012. SolidWorks is seeking reimbursement from the Company of attorneys’ fees and any judgments or settlement monies it may incur under the infringement suit, as well as punitive and multiple damages. In October, 2013, SolidWorks’ motion for change of venue from East Texas to Massachusetts was granted. The Company believes the Complaint is without merit and is vigorously defending itself in this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “SOFT". The following table sets forth the high and low closing price for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2014
First Quarter	$2.25	$1.77
Second Quarter	2.55	1.51
Third Quarter	4.95	1.50
Fourth Quarter	2.35	1.80
Fiscal Year Ended May 31, 2013
First Quarter	$3.10	$1.55
Second Quarter	3.75	3.00
Third Quarter	3.89	2.00
Fourth Quarter	3.24	1.95

On September 19, 2014, the last reported sale price of our common stock was $1.69 per share. As of September 19, 2014, there were 833,724 shares of our common stock outstanding held by approximately 109 holders of record, and we had outstanding options to purchase an aggregate of 129,500 shares of common stock, with a weighted average exercise price of $1.88 per share.

Dividend Policy

We have not paid any cash dividends on our common stock since 1997, and we have no present intention to pay any cash dividends again in the future. Additionally, our Loan Agreement prohibits us from paying dividends. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a description of the Loan Agreement.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2014, regarding our 2011 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders(1)	129,500	$1.88	20,500
Equity compensation plans not approved by security holders	-	-	-
Total	129,500	$1.88	20,500

(1)

As of May 31, 2014, 10,493 options were exercisable. For additional information, see “EXECUTIVE COMPENSATION – SofTech Equity Incentive Plans”.

Recent Sale of Unregistered Securities

Not Applicable

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2014, we did not purchase any shares of our common stock.

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 of which will be paid on the one year anniversary (the “Holdback Payment”) of the closing date (subject to any indemnification claims); and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business during the three-year period immediately following the transaction, (the “Earn-Out Payments”) subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company will continue to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 18, 2014 pursuant to a distribution agreement with Mentor (the “Distributorship Agreement”) at which time the Distributorship Agreement will be subject to renewal by mutual agreement of the parties. In addition, for a one-year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

Following the sale of the CADRA business, we will need to restructure our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and new strategic initiatives, including in new industries. SofTech operating results subsequent to the sale of the CADRA business may not be profitable, and we may be unsuccessful in developing new business opportunities.

The CADRA business was responsible for about half of the consolidated revenue in fiscal 2013 and the majority of the profitability and cash flow. The importance of the CADRA business to the consolidated results in fiscal 2013 was similar in at least the two immediately preceding fiscal years. The remaining product lines following the CADRA Sale, namely ProductCenter and the Connector technologies, are product lines that have historically been less profitable than the CADRA business, have fewer customers and have a more complex sales cycle. It is likely that the Company will need to reduce spending in order to achieve profitability, and ultimately will need to find new strategic directions and find new sources of revenue in order to meaningfully increase the size of its business. The new product ideas that the management team has interest in pursuing as described in the patent filings over the last few years are speculative in that the products are still in development and the management team may not have the depth of experience required to be successful in those new markets.

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and a note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s new Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction.

Since the Recapitalization Transaction, the Company has also been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

Revenue from our ProductCenter technology has been experiencing year over year revenue declines for eight consecutive fiscal years due to several factors. In July 2007, Parametric Technology Corporation “PTC” informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenue has been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. Since PTC’s decision we have focused on offering ProductCenter to the mid-range CAD market and we are exploring other opportunities to broaden the addressable market for this product.

Our Connector platform is a recently introduced technology that provides additional functionality to a well established PLM solution known as Aras Innovator. Our solution is offered as an annual subscription. The revenue from this newly introduced technology has been nominal to date.

Despite the above noted declining revenue trend over many years, the Company has consistently generated positive adjusted cash flow, as measured by net income (loss) less non-cash expenses for more than a decade. Performance has improved since the Recapitalization Transaction, as shown below in thousands.

Fiscal Year	Net Income(Loss)	Non-cash Expense Adjustments(1)	Goodwill Expense Related to Product Lines Sold(2)	Adjusted Cash Flow
2002	$(2,680)	$2,927	$-	$247
2003	(1,852)	2,323	-	471
2004	(1,853)	2,585	-	732
2005	(1,425)	2,533	-	1,108
2006	(1,332)	1,936	-	604
2007	(1,222)	1,469	-	247
2008	(306)	1,430	-	1,124
2009	1,321	532	-	1,853
2010	673	176	-	849
2011	(222)	595	355	728
2012	444	156	-	600
2013	360	333	-	693
2014	(748)	294	3,305	2,851

(1)

Non-cash expense adjustments include depreciation and amortization in all periods. In addition, fiscal year 2011 adjustments included non-cash bonuses of $540 associated with the Recapitalization Transaction that were paid by an affiliate.

(2)

Adjustments include non-cash charges related to goodwill associated with sales of the AMT and CADRA product lines in fiscal 2011 and 2014, respectively.

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

Recent Developments

Refinancing of Debt

In May 2013, the Company entered into a three year, $2.7 million loan agreement (the “Loan Agreement”) that replaced the Company’s prior debt facilities that were to expire in February 2014. On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and February 28, 2014. In consideration for entering into Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share.

On December 5, 2013, the Loan Agreement was again amended (the “Amended Loan Agreement No. 2”) in connection with the Lenders’ consent to the sale of the CADRA business. As part of that Amendment No. 2 we paid down the principal by $1.7 million, paid a pre-payment penalty of $81,000 as required under the Loan Agreement and repurchased the 25,000 warrants previously issued to the Lenders for $19,000. The terms of Amended Loan Agreement No. 2 are detailed in Note F and in the Liquidity and Capital Resources section below.

Subsequent to the fiscal year end and as described more completely in Note M and in the Liquidity and Capital Resources section below, the Company completed the following transactions:

•

Entered into a $750,000, three-year term note at 9.5% interest, paid quarterly in arrears collateralized by the payments of up to $1.026 million due from Mentor over the next three years;

•

Issued 160,000 shares of its common stock at $5.00 per share in private placement transactions with four accredited investors raising a total of $800,000;

•

Repurchased 50,000 of its common shares at $5.50 per share from investors that had purchased those shares in 2012 and 2013 with the right to put the shares back to the Company as described in Note B Redeemable Stock;

•

Repurchased 101,411 shares of its common stock from Greenleaf at $.37 per share or $37,000. Such shares were unregistered and were subject to restrictions given Greenleaf’s ownership position prior to the transaction; and

•

Entered into a six-month, $300,000 note at 9.5% interest, paid quarterly in arrears.

Activities following the CADRA Sale

We are in the process of restructuring our business subsequent to the CADRA Sale to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and new strategic initiatives, including in new industries. We currently contemplate pursuing the activities described below and other strategic initiatives that the board of directors may subsequently determine are in the best interests of the shareholders.

PLM Business

Subsequent to the completion of the CADRA Sale, we will continue to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by Dassault Systemes SolidWorks Corporation (“SolidWorks”), PTC and Autodesk, Inc. (“Autodesk”). The Connector platform is a technology that allows for a direct interface between Aras Corporation’s (“Aras”) product known as Innovator, a PLM solution which features modern, web-based technology, and the SolidWorks and Autodesk CAD technology offerings. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below.

Distribution Activity

In connection with the CADRA Sale, we entered into an exclusive distribution agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, through our wholly-owned subsidiary in Italy, SofTech, Srl. In addition, pursuant to the terms of the Distributorship Agreement, for a period of one year from the closing, we will be the account representative for Sikorsky Aircraft, the largest CADRA user in the United States. The margin to be earned by SofTech for this distribution activity will be consistent with the margin earned by distributors in the industry. In addition, we will continue to market and distribute third party technologies from Aras and SpaceClaim as we have since 2012. Revenue derived from reselling Aras and SpaceClaim products has been nominal to date.

Consulting

SofTech has been engaged in the PLM market since 1989. Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers.

Exploring Strategic Initiatives

A core tenet of the management team’s strategy following the Recapitalization Transaction has been to actively consider ways to monetize some or all of SofTech’s assets and to pursue new strategic initiatives, such as potential business combinations, sale transactions or strategic partnerships.

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

Strategic Transactions. We will continue to evaluate business combinations and other sale opportunities. We believe that, in addition to our remaining businesses and prospects described above, our status as a publicly traded company and tax attributes could make us an attractive strategic partner. As of May 31, 2014, SofTech had approximately $20 million in federal tax attributes and approximately $7 million in state tax attributes. We will continue to seek strategic transactions for the benefit of our shareholders, but there can be no assurances in this regard.

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets included contingent Earn-Out Payments equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction and a $320,000 Holdback Payment due on the anniversary of the closing date (subject to any indemnification claims). Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. These contingent payments are due on or before April 1, 2015, 2016 and 2017 based on the revenue recorded during Mentor’s fiscal years ending January 31, 2015, 2016 and 2017. The Company received the first of the Earn-Out Payments of approximately $44,000 on March 27, 2014 for the period from the transaction date through Mentor’s fiscal year ending January 31, 2014.

Contingent Rights with Respect to Transferred Patents. In addition to our technology offerings, the Company retained its financial interest in the patents sold to Auto-Dimensions, LLC, (Auto-Dimensions”) a wholly-owned subsidiary of Acacia Research Group in June 2012. In December 2012, Auto-Dimensions filed infringement lawsuits in East Texas against SolidWorks, Autodesk and Siemens seeking treble damages for the unauthorized use of the technology described in three of the five patents. SofTech received $300,000 as a non-recoverable advance payment against 30% of the net proceeds received by Auto-Dimensions. Auto-Dimensions has complete control with regard to actions it may take or not take with regard to enforcing these patents. SofTech has a contractual obligation to support Acacia in its legal proceedings.

In July 2013, SolidWorks filed a third party claim against SofTech in connection with the above described suit by Acacia against them. SolidWorks alleges that SofTech promised an arrangement that would protect SolidWorks from claims of infringement of the patents in question. Among other things, SolidWorks is seeking reimbursement from SofTech of any amounts it may have to pay for infringing the patents, including legal fees. SofTech believes that SolidWorks’ claims are without merit and intends to vigorously defend itself against them. In October, 2013, SolidWorks’ motion for change of venue from East Texas to Massachusetts was granted.

In November, 2013, Siemens entered into a settlement agreement with Auto-Dimensions. In August, 2014, Autodesk entered into a settlement agreement with Auto-Dimensions. The settlement amounts were such that no additional monies would be payable to the Company under its advance payment arrangement with Auto-Dimensions.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2014. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of the Accounting Standards Codification (“ASC”) 985-605, Software, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2014, we do not have any long-lived assets we consider to be impaired.

Goodwill

We account for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This statement requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment. As of May 31, 2014, we conducted our annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of our one reportable segment. We concluded that the fair value of the reporting unit exceeded the carrying amount of the underlying assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

Change in Accounting Policy

In our quarterly reports for the fiscal quarters ended November 30, 2013 and February 28, 2014, we accounted for the deferred payments due under the CADRA Sale pursuant to ASC 450, Contingencies whereby the Company recorded a gain of approximately $155,000 through the nine months ended February 28, 2014 which included consideration of the Holdback Payment and reported Earn-Out Payments, but excluded consideration of up to $686,000 of potential future Earn-Out Payments.

During the fourth quarter of fiscal 2014, we changed our accounting policy with regard to Earn-Out Payments to account for the proceeds at the fair value of the consideration received in accordance with ASC 810-10-40-5. Pursuant to the new policy, the Company estimated the fair value of the Holdback Payment and the Earn-Out Payments on the date of the transaction and recognized their fair value as a component of the gain or loss on the sale as of the transaction date. The Earn-Out Payments asset will then be adjusted to fair value at each reporting period with changes in the fair value of the asset reported as a component of other income, net.

Under the new accounting policy, the Company recorded a $649,000 gain on the CADRA sale during the year ended May 31, 2014, which included the estimated fair value of the Earn-Out Payments of $632,000 on the date of the transaction. Under ASC 450 the reported gain would have been $197,000 for the year ended May 31, 2014, which would have included $107,000 of Earn-Out Payments, that being the amount of the Earn-Out Payments actually reported by Mentor through fiscal year end. This change in accounting policy resulted in a $.52 decrease in loss per share for the year ended May 31, 2014. There was no impact of the change in accounting policy on previous fiscal years as the Company has not had sale transactions that included earn-out agreements in the past.

The Company determined that accounting for the Earn-Out Payments at fair value resulted in a more complete and accurate reflection of the economic value associated with the sale of the CADRA business. The Company considered, among other things, the following facts and circumstances related to the Earn-Out Payments in the decision to change its accounting policy:

•

The Earn-Out Payments were earned upon completion of the CADRA Sale; the Company had no further obligation to perform any services to be entitled to the Earn-Out Payments;

•

The Earn-Out Payments cannot exceed $750,000 and are based on a percentage of revenue, a predictable measure of performance;

•

The Company’s continued involvement as a distributor of the CADRA technology throughout most of Europe affords us significant insight into Mentor’s product plans, pricing, upgrade release schedule, continued investment and ongoing strategy with regard to the technology;

•

Mentor’s obligation to report the CADRA revenue on a quarterly basis aids in our understanding of their progress against previously prepared forecasts and historical revenue trends; and

•

The majority of the CADRA revenue is composed of recurring annual maintenance contracts with a high renewal rate from long-time users of the technology. As such, the revenue over the term of the Earn-Out Agreement is predictable.

The Company concluded that deferring the recognition of the Earn-Out Payments until reported by Mentor under ASC 450 did not accurately and completely reflect the economic value of the sale of the CADRA business that was completed during fiscal year 2014. ASC 810-10-40-5 supports recognizing the fair value of contingent consideration upon the deconsolidation of a subsidiary and the Company believes that electing that accounting policy more accurately and completely depicts the results of operations for the fiscal year ended May 31, 2014 and the financial position as of that date and was therefore preferable.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2014 as compared to Fiscal Year Ended May 31, 2013

The table below presents the comparative income statements for the twelve month periods ended May 31, 2014 and 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2014	2013	Change in $	Change in %
Revenues:
Products	$1,138	$1,284	$(146)	(11.4)%
Services	3,861	4,784	(923)	(19.3)
Royalties on sale of patents	10	290	(280)	(96.6)
Total revenues	5,009	6,358	(1,349)	(21.2)

Cost of revenues:
Products	366	141	225	159.6
Services	1,201	1,234	(33)	(2.7)
Total cost of revenues	1,567	1,375	192	14.0

Gross margin	3,442	4,983	(1,541)	(30.9)

Research and development expenses	1,171	1,087	84	7.7
Selling, general and administration expenses	3,465	3,186	279	8.8
Gain on sale of product line	(649)	-	(649)	-

Operating income (loss)	(545)	710	(1,255)	(176.8)

Interest expense	251	342	(91)	(26.6)
Other (income) expense, net	(50)	(7)	(43)	(614.3)

Income (loss) before income taxes	$(746)	$375	$(1,121)	(298.9%)

The table below presents the relationship, expressed as a percentage, between revenue and expense items and total revenue, for the twelve month periods ended May 31, 2014 and 2013:

	Items as a percentage of revenue
	2014	2013
Revenues:
Products	22.7%	20.2%
Services	77.1	75.2
Royalties on sale of patents	0.2	4.6
Total revenues	100.0	100.0

Cost of revenues:
Products	7.3	2.2
Services	24.0	19.4
Total cost of revenues	31.3	21.6

Gross margin	68.7	78.4

Research and development expenses	23.4	17.1
Selling, general and administrative expenses	69.2	50.1
Gain on sale of product line	(13.0)	-

Operating income (loss)	(10.9)	11.2

Interest expense	5.0	5.4
Other (income) expense, net	(1.0)	(0.1)

Income (loss) before income taxes	(14.9)%	5.9%

Revenue

Total revenue for fiscal year 2014 was approximately $5 million, a decrease of 21.2% as compared to fiscal 2013. The following table summarizes revenue by product line for the fiscal years ended May 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$2,747	$2,986	$(239)	(8.0)%
CADRA	1,984	2,932	(948)	(32.3)
Royalties on sale of patents	10	290	(280)	(96.6)
Other	268	150	118	78.7
Total	$5,009	$6,358	$(1,349)	(21.2)%

The sale of the CADRA business during the second quarter was the primary reason for the revenue decrease in fiscal 2014 as compared to the prior fiscal year. The sale of the patents in fiscal 2013 also contributed significantly to the current fiscal year revenue decrease compared to last fiscal year.

Product Revenue

Product revenue for the fiscal year ended May 31, 2014 was approximately $1.1 million as compared to approximately $1.3 million for fiscal year 2013, an 11.3% decrease. The table below details product revenue by product line for the fiscal years ended May 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$193	$166	$27	16.3%
CADRA	933	1,005	(72)	(7.2)
Other	12	113	(101)	(89.4)
Total	$1,138	$1,284	$(146)	(11.4)%

Our product revenue for ProductCenter has been generating approximately $50,000 on average for each of the last seven quarters from the installed base. While steady and somewhat predictable, we do not anticipate that we have an opportunity to significantly increase this activity in the near term due to several market factors detailed above.

Product revenue from the CADRA technology decreased by approximately 7.2% during fiscal year 2014. This decrease is the direct result of the CADRA Sale during the second quarter. We continued to offer this technology under the terms of the aforementioned Distributorship Agreement in limited markets.

Service Revenue

Our service revenue is composed of annual maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the fiscal years ended May 31, 2014 and 2013, respectively (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$2,554	$2,820	$(266)	(9.4) %
CADRA	1,051	1,927	(876)	(45.5)
Other	256	37	219	591.9
Total	$3,861	$4,784	$(923)	(19.3)%

Total maintenance revenue included in the above summary totaled approximately $3.0 million for the twelve months ended May 31, 2014, a decrease of approximately 22.9% from fiscal year 2013.

The year over year decline in maintenance revenue for ProductCenter was approximately $143,000 or 7.1%. Renewal rates for annual maintenance contracts for this product line were as follows for the last three fiscal years: FY2014: 90%; FY2013: 89%; and FY2012: 93%. While these renewal rates favorably compare to the industry our maintenance revenue declines are generally due to our inability to attract new users to the technology. The CADRA Sale, which was completed at the mid-point of the second quarter of fiscal year 2014, was primarily responsible for the maintenance revenue decline for the current year as compared to fiscal year 2013 for that product line.

Consulting revenue included in the above summary totaled approximately $858,000 for the twelve months ended May 31, 2014, steady as compared to the prior fiscal year. Consulting revenue increased in our European markets and, in some cases, U.S. based resources have been utilized to help perform these projects, a trend we expect will continue into fiscal 2015.

Royalties from Sale of Patents

During the fiscal year ended May 31, 2014, there were no royalties received from the sale of patents. Royalties from sale of patents was approximately $290,000 for the fiscal year ended May 31, 2013.

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

In June 2012 the Company sold its rights, title and interests in three of its U.S. patents (“Patents”) in exchange for a non-refundable, initial royalty payment of $200,000 (the “Initial Payment”) and in September 2012, the agreement was amended to include two other U.S. patents (“Additional Patents”) and the Initial Payment was increased by $100,000. The agreement gives the buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents, the Company retained a 30% interest in any net proceeds that may be received by Auto-Dimensions through licensing or otherwise enforcing these patents.There can be no assurance that the Company will derive any additional monies from the Patents.

The sale of the Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means on monetizing the Patents to third parties. The allocation of the Initial Payment to the Patents and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. The revenue allocated to support services was recognized as revenue during fiscal 2014.

Revenue by Geographic Area

Revenue generated in the U.S. accounted for approximately 67% of total revenue for the twelve months ended May 31, 2014 as compared to approximately 63% of total revenue in the comparable prior period. Revenue generated in Europe was approximately 23% of total revenue for the twelve months ended May 31, 2014 as compared to approximately 28% of total revenue in the comparable prior period. Revenue generated in Asia for the twelve months ended May 31, 2014 and 2013 was approximately 10% of total revenue, respectively. During the twelve months ended May 31, 2014, revenue from the U.S. increased by approximately 7%, revenue from Europe decreased by approximately 16%, and revenue from Asia remained constant, in each case, compared to same period in fiscal year 2013.

Gross Margin

Gross margin as a percentage of revenue was approximately 68.7% and 78.4% for the twelve month periods ended May 31, 2014 and 2013, respectively. Gross margin on products revenue was 67.8% in fiscal year 2014 as compared to 89.0% in the prior fiscal year. Gross margin on services revenue was 69.0% in fiscal year 2014 as compared to 74.2% in the prior fiscal year. The revenue generated by the sale of the Patents had no associated direct costs which positively impacted the prior year overall gross margin by 1.1 percentage points.

Subsequent to completing the CADRA Sale, the Company continued to market and support that technology in limited markets under the terms of the Distributorship Agreement with Mentor whereby we earned either 30% or 40%, depending on the market, for those distribution activities. The Distributorship Agreement terminates on the one-year anniversary unless extended by mutual agreement.

Research and Development Expenses

Research and development expenses were approximately $1.2 million for the fiscal year ended May 31, 2014, an increase of approximately $84,000 or 7.7% from the comparable twelve month period in fiscal year 2013. We have invested in the development of new products that have the potential for generating new revenue streams. Once a new product is deemed technologically feasible certain costs associated with the development are capitalized. During fiscal year 2014 approximately $57,000 of software development costs related to the development of new products were capitalized as compared to approximately $276,000 in the comparable prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were approximately $3.5 million for the fiscal year ended May 31, 2014, an increase of approximately $279,000 or 8.8% from the comparable twelve month period in fiscal 2013. These increased expenses were due primarily to professional fees related to legal proceedings (as described in Part I, Item 3), the debt amendments as described in Note F, and the negotiation of the lease for our new office headquarters.

Gain on Sale of Product Line

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services. The purchase price was $3.2 million of which the Company received $2.88 million at the close and will receive an additional $320,000 on October 18, 2014 subject to offset for any indemnification claims Mentor may have under the Asset Purchase Agreement. In addition, the Company will receive royalty payments of up to $750,000 based on 10% of the revenue generated by Mentor during the three-year period immediately following the completion of the transaction. Mentor assumed contractual obligations related to maintenance contracts totaling approximately $607,000. Goodwill totaling about $3.3 million was allocated to the CADRA product line and was included in the derivation of the gain on sale of the product line. Professional fees and other expenses related to the transaction totaled approximately $448,000. Finally, tangible assets with a net book value of approximately $7,000 were transferred to Mentor. During the fiscal year ended May 31, 2014, the Company recorded a gain of $649,000 on the sale of the CADRA product line.

Interest Expense

Interest expense for the fiscal year ended May 31, 2014 was approximately $251,000, as compared to approximately $342,000 for the comparable prior period. The average outstanding debt during fiscal 2014 was approximately $1.9 million as compared to approximately $2.1 million in fiscal 2013, a decrease of 9.5%.

Income (Loss) Before Income Taxes

Income (loss) before income taxes for fiscal year 2014 was approximately $(746,000) as compared to approximately $375,000 for the comparable prior period.

Earnings (Loss) Per Share

Net income (loss) per share for fiscal year 2014 was $(0.85), as compared to $0.35 in fiscal year 2013. The weighted average number of shares outstanding was 876,860 in fiscal 2014 as compared to 1,018,709 in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve month periods ended May 31, 2014 and 2013, the net cash provided by (used in) operating activities totaled approximately $(516,000) and $513,000, respectively.

Net cash provided by (used in) investing activities during fiscal year 2014 and 2013 was approximately $2,331,000 and $(297,000), respectively.

Net cash provided by (used in) financing activities during fiscal year 2014 totaled approximately $(1,830,000) as compared to approximately $458,000 during the prior fiscal year.

Sources of Cash

As of May 31, 2014, we had cash on hand of approximately $1.2 million, an increase of approximately $21,000 from May 31, 2013. The increase in cash was related to approximately $2,331,000 of cash provided by investing activities as described above, partially offset by repaying a portion of our debt facility and approximately $516,000 used in operating activities.

The net proceeds from the CADRA Sale of more than $2.4 million were primarily responsible for the cash provided from investing activities. The pay down of the principal on the debt by $1.7 million was primarily responsible for the cash used during the fiscal year in financing activities.

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

Restrictions Under Loan Agreement. The Loan Agreement, as amended, with Prides Crossing Capital contains customary representations, warranties and covenants, including restrictive covenants and affirmative quarterly financial covenants, which are described in more detail below.

Loan Agreement with Prides Crossing Capital

As of May 31, 2014, we had $1.0 million of outstanding indebtedness under our Loan Agreement with Prides Crossing Capital. The terms of that Loan Agreement are detailed in Note F to the financial statements herein. On December 5, 2013, the Loan Agreement was amended in accordance with an agreement with our Lenders in connection with their consent to the CADRA Sale. Under the terms of the Amended Loan Agreement No. 2 we agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, we paid a pre-payment penalty of $81,000 and agreed to repurchase 25,000 warrants with an exercise price of $1.00 per share in exchange for $19,000.

The amended and restated Term Note matures on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan. The Term Note may be repaid in full at any time but partial voluntary pre-payments are not allowed. If a pre-payment is made on or prior to September 30, 2014, we shall pay a yield maintenance fee equal to the interest that would have accrued under the Term Note from the date of pre-payment through September 30, 2014. No yield maintenance fee is due for a pre-payment made subsequent to September 30, 2014.

We agreed to secure all of our obligations under the Term Note by granting the Lender a first priority security interest in all of our assets, including our intellectual property and pledges of (i) one hundred percent (100%) of our equity interests in its domestic subsidiaries and (ii) sixty-five percent (65%) of our equity interests in its foreign subsidiaries. In connection with the grant of the security interest in favor of the Lender in our intellectual property, we entered into an intellectual property security agreement with the Lender and will enter into a source code escrow agreement with the Lender and an independent third party on a post-closing basis. In addition, our Chief Executive Officer has provided the Lender with a personal guaranty of up to $500,000 secured by his equity interests in the Company.

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

During fiscal year 2013, the Company issued 50,000 shares of common stock, $0.10 par value at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) which the Company entered into with each of the respective Investors. The Securities Purchase Agreement, among other things, provides the Investors with the right to require the Company to redeem the common stock held by the Investors (the “Put Option”) at $5.50 per share in cash during a 30 day period beginning June 1, 2014. Each of the Investors exercised their Put Option during June 2014 and the 50,000 shares of common stock were repurchased in accordance with the Securities Purchase Agreement at $5.50 per share or a total of $275,000.

As stated above, we had approximately $1.2 million in cash and cash equivalents on May 31, 2014 and subsequent to the end of fiscal year 2014 we honored the Put Option for a total of $275,000 and repurchased 101,411 shares of common stock from Greenleaf for $37,522.

Capital Resource Activity Subsequent to Fiscal Year End

On June 20, 2014, the Company entered into two agreements that together generated $1.3 million in additional capital. The Securities Purchase Agreement (the “Daly Purchase Agreement”) with Mr. Joseph P. Daly, an existing SofTech shareholder and a Promissory Note (the “EssigPR Note”) agreement with EssigPR, Inc. (“EssigPR”) a Puerto Rico corporation. EssigPR is owned by the aforementioned Mr. Daly. Each of the agreements is briefly described below.

Daly Purchase Agreement. Under the Daly Purchase Agreement dated June 20, 2014, Mr. Daly purchased 110,000 shares of SofTech common stock, par value $0.10 per share, in a direct private placement. The terms of the Daly Purchase Agreement are as follows:

•

Number of Shares Sold: 110,000 shares of the Company’s common stock, par value $.10 per share

•

Purchase Price Per Share: $5.00 per share

•

Type of Offering: Direct private placement to an accredited investor; no registration rights; no third party placement fees

•

Purchase Put Right: Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the Closing Date.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses to reduce tax liabilities that might otherwise be due. Accordingly, the Board of Directors of the Company approved in advance the purchase of the shares in this transaction as an “Exempt Transaction” as defined in Section 1(o) of the Company’s Rights Agreement, dated February 3, 2012, between the Company and the Registrar and Transfer Company.

Mr. Daly had purchased 25,000 of the 50,000 shares of common stock sold with the Put Option during fiscal year 2013 under the Securities Purchase Agreement described above. Along with the other Investors, he exercised the right to have the Company repurchase the common stock at $5.50 per share in June 2014.

Upon completion by Mr. Daly of the exercise of the Put Option and the purchase of the new shares issued under the Daly Purchase Agreement, he owns 165,864 shares of Company common stock which represents approximately 19.9% of the 833,724 total common shares outstanding as of August 20, 2014.

EssigPR Note. Under the terms of the EssigPR Note, SofTech entered into a three (3) year borrowing arrangement with EssigPR as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments due over the next three years from Mentor in connection with their purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 due on the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and is subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement; and

•

Up to an additional $706,000 (maximum Earn-Out Payments of $750,000 less initial payment of approximately $44,000 received in March 2014) due in three installments on each of April 1, 2015, 2016 and 2017. The actual amount due on each of those payment dates shall be equal to 10% of the actual revenue generated by Mentor from the CADRA product line during their fiscal years ended January 31, 2015, 2016 and 2017.

In the event whereby the total payments received from Mentor from the above described Holdback Payments and Earn-Out Payments are insufficient to fully satisfy all amounts due under the EssigPR Note including principal and interest, the Company shall pay the remaining balance on April 1, 2017. In the event whereby these payments exceed the amounts due under the EssigPR Note, such excess shall be the sole property of the Company.

On the occurrence and continuance of an event of default under the EssigPR Note that is not cured after written notice from EssigPR, all or any part of the indebtedness under the EssigPR Note may become immediately due at the option of EssigPR. Under the EssigPR Note, events of default are (1) a default in the payment of any money owed by the Company to EssigPR under the EssigPR Note or in any other transaction or (2) a default in the Company’s performance of any obligation to EssigPR under the EssigPR Note or any other agreement between the two parties, whether such agreement is presently existing or entered into in the future. If Company dissolves, becomes insolvent, or makes an assignment for the benefit of creditors, all such indebtedness under the EssigPR Note shall become automatically due and payable.

New Share Issuances. In three transactions in late September 2014, the Company raised proceeds of $250,000 from the issuance of an aggregate of 50,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to accredited investors in separate private placement transactions.

These transactions were completed pursuant to Securities Purchase Agreements which the Company entered into with each of the investors as described in the table below.

The material terms of the Securities Purchase Agreements are summarized below.

•

 Number of Shares Sold: An aggregate of 50,000 shares of the Company’s common stock, par value $0.10 per share;

•

 Purchase Price Per Share: The shares were sold to investors at a purchase price of $5.00 per share in lots of 10,000 shares;

•

 Type of Offering: Direct private placement to accredited investors; no registration rights; no third party placement fees;

•

 Fees: In lieu of registration rights and Company costs savings related to direct negotiation with accredited investors, each $50,000 investment entitles the investor to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period following the investment; and

•

 Purchase Put Right: Each share purchased shall also give the investors the right to require the Company to repurchase the shares at $7.00 for the 30 day period following the twenty-four month anniversary of the investment.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses. Accordingly, the Board of Directors of the Company approved in advance the purchase of the shares in these transactions as “Exempt Transactions” as defined in Section 1(o) of the Company’s Rights Agreement, dated February 3, 2012, between the Company and the Registrar and Transfer Company.

Name of Accredited Investor	Date of Securities Purchase Agreement	Amount of Investment in Transaction ($/# of Shares Purchased)
Robert Anthonyson	September 18, 2014	$100,000 / 20,000 shares
Glenn W. Dillon	September 22, 2014	$100,000 / 20,000 shares
Thomas Doherty	September 22, 2014	$50,000 / 10,000 shares

Mr. Anthonyson is the Vice President and is member of the Board of Directors of the Company. He owned 129,838 shares of common stock prior to the above described transaction.

The offer and sale of securities in the private placements described above were made to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Short Term Borrowing Arrangement. On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and is due in full on April 10, 2015. EssigPR was awarded 5,000 stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised.

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

As of May 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission of 1992.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2014, we concluded that our internal controls over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of the date of as of September 19, 2014:

Name	Age	Position
Joseph P. Mullaney	57	President, Chief Executive Officer and Director
Robert B. Anthonyson	67	Vice President of Business Development and Director
J. Phillip Cooper	71	Director
Amy E. McGuire	39	Chief Financial Officer, Treasurer and Clerk

Joseph P. Mullaney has served as President, Chief Executive Officer and Director since the consummation of the Recapitalization Transaction. From January 2008 through March 2011, Mr. Mullaney was a management consultant for several technology, renewable energy and telecom companies. From January 2007 through December 2007, Mr. Mullaney served as Chief Executive Officer and Chief Financial Officer of Boston Communications Group, Inc., and repositioned that troubled entity for a successful cash sale at double its then current market value. From June 2001 through December 2006, Mr. Mullaney served as President and Chief Executive Officer of the Company. During this period, Mr. Mullaney developed and implemented the turnaround strategy that ended three consecutive years of negative cash flow totaling almost $10 million and resulted in thirteen consecutive years of positive cash flow. Mr. Mullaney has a BS from Stonehill College and an MBA from Northeastern University. Mr. Mullaney’s extensive entrepreneurial and executive experience, his in-depth knowledge of our Company in his executive capacity, his proven ability to raise funds and provide access to capital make him uniquely qualified to serve as President, CEO and as a member of our Board. Mr. Mullaney’s term as a director expires at the annual meeting of shareholders to be held in 2016.

Robert B. Anthonyson has served as Vice President of Business Development and Director since the consummation of the Recapitalization Transaction. From 2003 through March 2011 Mr. Anthonyson was the general partner of Layne & Barton, LLC, a consulting firm providing real estate brokerage and advisory services. Previously, Mr. Anthonyson was a founder of AVID Systems, a developer of RFID-based technology that allows automated payment when entering or exiting parking garages (sold to Amtech Corp.), co-founder of Dynamics Associates (sold to Interactive Data Corp. then owned by Chase), a patent holder, and technologist. Mr. Anthonyson also served as the project manager of the award-winning $80M park and underground garage project that transformed Boston’s downtown financial district. Mr. Anthonyson currently serves as a Director of FireStar Software. Mr. Anthonyson has a BS and MS from MIT and an MBA from Stanford University. Mr. Anthonyson’s extensive knowledge of, and experience in, the software and technology industry, experience as a founder of several technologies and companies and leadership background make him uniquely qualified to serve as VP of Business Development and as a member of our Board. Mr. Anthonyson’s term as a director expires at the annual meeting of shareholders expected to be held in 2015.

J. Phillip Cooper is the Chairman of the Compensation Committee and the Audit Committee. Mr. Cooper is the former Vice Chairman, EVP, and CFO of Charles River Associates (NASDAQ: CRAI), from which he retired in June 2006. Mr. Cooper has held numerous CEO positions at several technology companies, including Newstar Technologies in Toronto, Ontario; Clinical Information Advantages, Inc., in Waltham, MA; and Applied Expert Systems in Cambridge, MA. Currently, Mr. Cooper is a member of Boston Harbor Angels, a member of the Board of Advisors of The Capital Network and serves as a Director or Advisor for three technology companies. Mr. Cooper has a B.Com from the University of Toronto and a Ph.D. from MIT. Mr. Cooper’s significant public company experience, leadership and management experience in the technology industry, and expertise in the fields of marketing, business development, deal structuring and negotiation, acquisition and strategic partnering, and financial engineering enable him to make critical contributions as a member of our Board. Mr. Cooper’s term as a director expires at the next annual meeting of shareholders.

Hank Nelson is the former Chairman of the Audit Committee and served on the Compensation Committee. Mr. Nelson retired from the Board of Directors in January 2014. In 2008, Mr. Nelson founded Monadnock Advisors, LLC, a business advisory and investment banking firm focused on the lower to mid-sized companies in technology, health care and business services markets, and currently serves as its principal. From 2004 to 2008, Mr. Nelson was the CEO of Clearstory Systems and also served as a Board member. From 2001 through 2006, he was the CEO and a member of the Board of Directors of INSCI Corporation. He serves as a member of the Board of Advisors for three technology companies. Mr. Nelson has a BS from Northeastern University.

Amy E. McGuire was appointed our Chief Financial Officer in January of 2007. Ms. McGuire joined us as an Accounting Manager in 2002 when we acquired Workgroup Technology Corporation (“WTC”). Ms. McGuire became our Corporate Controller in August 2004. Ms. McGuire was employed by WTC for five years prior to the acquisition. Ms. McGuire has a BS from Nichols College.

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

To our knowledge, based solely on a review of the copies of any such reports furnished to us and on written representations that there were no changes in beneficial ownership, during the fiscal year ended May 31, 2014, the following Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Joseph P. Mullaney, President and a Director, filed late a Form 4 Statement of Changes in Beneficial Ownership. He has since filed such reports.

Robert A. Anthonyson, Vice President of Business Development and a Director, filed late a Form 4 Changes in Beneficial Ownership. He has since filed such report.

J. Phillip Cooper, Director, filed late a Form 4 Statement of Changes in Beneficial Ownership. He has since filed such reports.

Amy E. McGuire, Chief Financial Officer, filed late a Form 4 Statement of Changes in Beneficial Ownership. She has since filed such reports.

Joseph Daly, a 10% owner, filed late a Form 3 Initial Statement of Beneficial Ownership.

As of September 19, 2014, to our knowledge all of our officers and directors have filed all reports required to be filed by them pursuant to the requirements of Section 16.

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

Audit Committee Related Function

The Board has formed an Audit Committee composed of one non-employee Director: Mr. Cooper, who is “independent” as that term is defined in rules promulgated by the SEC and in accordance with the standards of the Nasdaq stock market. At this time, the Audit Committee does not have a charter. The Audit Committee is appointed by and reports to our Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent public accountants, review of the scope and results of our independent public accountants audit activities, evaluation of the independence of our independent public accountants and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports.

Compensation Committee Related Function

The current Board has formed a Compensation Committee composed of one non-employee Director: Mr. Cooper, who is “independent” as that term is defined in rules promulgated by the SEC and in accordance with the standards of the Nasdaq stock market. At this time, the Compensation Committee does not have a charter. The Compensation Committee is appointed by and reports to our Board of Directors. The Compensation Committee has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of SofTech.

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

Director Compensation. The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant. Each non-employee Director will receive an annual fee of $12,000 paid on a quarterly basis in arrears. In addition, in order to align their interests with those of the shareholders, each non-employee Director will be granted an option to purchase 5,000 shares of common stock upon his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of our common stock on the date of grant. These options will vest monthly on a pro rata basis over three years from the date of grant. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited. Director Cooper was granted an option to purchase 5,000 shares on June 7, 2011 and an additional option to purchase 1,000 shares for each annual meeting subsequent to his initial appointment. In addition, on April 8, 2014, Mr. Cooper was awarded an option to purchase 10,000 shares.

Communication with Shareholders

We have established a process for shareholders to communicate with the Board of Directors. Shareholders wishing to communicate with the Board of Directors of SofTech should send an email to investors@softech.com or write or telephone Joseph P. Mullaney at the Company’s corporate offices:

Joseph P. Mullaney

SofTech, Inc.

650 Suffolk Street, Suite 415

Lowell, Massachusetts 01854

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our President and Chief Executive Officer and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to each of the two fiscal years ended May 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	All other compensation(1)	Total
Joseph P. Mullaney,	2014	$225,000	$80,000	$5,100	$310,100
President & CEO	2013	225,000	-	1,346	226,346

Robert B. Anthonyson ,	2014	175,000	30,000	4,101	209,101
VP of Business Development	2013	175,000	-	4,500	179,500

Amy E. McGuire,	2014	100,000	-	2,462	102,462
Chief Financial Officer	2013	$100,000	$-	$2,515	$102,515

(1)

Reflects our contributions to each of the Named Executive Officer’s accounts under our 401(k) plan and redemption of vacation time forfeited.

Narrative Compensation Disclosure

Mr. Mullaney – an annual salary of $225,000 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be established by mutual agreement between Compensation Committee and Mr. Mullaney. In addition, Mr. Mullaney is entitled to one year’s compensation in the event his employment is terminated without cause.

Mr. Anthonyson – an annual salary of $175,000 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be based half on attainment of corporate goals and half on personal goals. In addition, Mr. Anthonyson is entitled to six months compensation in the event his employment is terminated without cause.

Ms. McGuire – an annual salary of $100,000 with a bonus opportunity of up to 35% of annual salary, half based on corporate goals and the other half based on personal goals. In addition, Ms. McGuire is entitled to four months annual salary in the event her employment is terminated without cause.

Retirement Plan

We have a 401K retirement plan, for which all our employees are eligible, including the Named Executive Officers. We match employee contributions, which are vested immediately, up to 2% of the employee’s compensation.

Option Grants In The Last Fiscal Year

No Stock Appreciation Rights (“SARs”) or options to purchase our stock were granted to the Named Executive Officers during fiscal years 2014 or 2013.

Director Compensation

Each non-employee Director receives annual fees of $12,000 paid on a quarterly basis in arrears. In addition, each non-employee Director will be granted an option to purchase 5,000 shares of common stock with respect to his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock at the Company’s Annual Meeting of Shareholders so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of the common stock on the date of grant and shall vest monthly on a pro rata basis over three years from the date of grant so long as the Director continues to be a member of the Board of Directors.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning the compensation of our non-employee directors during the fiscal year ended May 31, 2014.

Name	Fees earned or paid in cash(1)	Option awards(2)	Total

J. Phillip Cooper	$12,000	$21,150	$33,150
Hank Nelson	6,000	−	6,000

(1)

Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Effective March 11, 2011, each independent director who is not a full-time employee is paid an annual fee of $12,000 on a quarterly basis in arrears. Mr. Nelson retired from the Board of Directors on January 22, 2014.

(2)

Director Cooper was granted an option to purchase 1,000 shares on January 22, 2014. These options have a fair market value of $2.75 per share and vest monthly on a pro rata basis over three years from the date of grant. Mr. Cooper was granted an option to purchase 10,000 shares on April 8, 2014. These options have a fair market value of $1.84 per share and vest monthly on a pro rata basis over two years from the date of grant.

The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant. Non-employee Directors receive an annual fee of $12,000 paid on a quarterly basis in arrears. In addition, in order to align their interests with those of the shareholders, the non-employee Director was granted an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. These options will vest monthly on a pro rata basis over each non-employee Director’s initial three year term as a Director. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited. Directors Cooper and Nelson were each granted an option to purchase 5,000 shares on June 7, 2011. Mr. Nelson’s stock options were forfeited 90 days after his retirement from the Board of Directors.

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

All employees, officers, directors, consultants and advisors of the Company or any of its affiliates capable of contributing to the successful performance of the Company are eligible to be participants in the 2011 Plan. Based on the number of our current employees, directors and consultants, there are approximately 40 individuals who currently would be eligible to participate in the 2011 Plan. We may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. We may not in any fiscal year grant to any participant stock options, SARs or other awards with respect to which performance goals apply covering more than 50,000 shares.

The 2011 Plan is administered by the Compensation Committee of the Board of Directors composed of members who are independent from Company management (the “Committee”). The Committee has the authority to adopt administrative rules and practices governing the operation of the 2011 Plan and to interpret its provisions. The Committee may, subject to applicable law, delegate to one or more of our executive officers the power to make awards to participants who are not executive officers or Directors, subject to a maximum number of shares fixed by the Committee. The Board may at any time also take any such action.

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

We have granted options to purchase 129,500 shares of our common stock under the 2011 Plan. These options were granted to our non-employee director as part of our director compensation policy and our employees. For more information, see “EXECUTIVE COMPENSATION– Director Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners And Management

The following table provides information concerning beneficial ownership of our common stock as of September 19, 2014, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers, directors and Chandra Singh is in care of SofTech, Inc., 650 Suffolk Street, Suite 415, Lowell, MA 01854.

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class
Joseph P. Mullaney	88,843(3)(7)	10.6%
Robert B. Anthonyson	135,046(7)	16.1
J. Phillip Cooper	28,674(5)	3.4
Amy E. McGuire	1,042(7)	0.1
Chandra Singh	127,036(4)	15.2
Joseph P. Daly	165,864(6)	19.9
All Directors and executive officers as a group (4 persons)	253,605(8)	29.7

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 833,724 shares outstanding on September 19, 2014.

(3)

Mr. Mullaney pledged 80,000 shares to Prides Crossing Capital to partially secure the $1 million debt facility.

(4)

Includes 3,225 shares owned by spouse, as to which beneficial ownership is disclaimed.

(5)

Includes 7,807 shares issuable upon exercise of stock options held by Mr. Cooper related to his service as a Board member.

(6)

As reported on Schedule 13D filed with the SEC on December 3, 2012 and the 110,000 shares purchased on June 20, 2014. Includes 10,000 shares owned by EssigPR, Inc., a corporation located in Rincon, Puerto Rico owned by Mr. Daly. Mr. Daly’s business address is 497 Circle Freeway, Cincinnati, Ohio 45246.

(7)

Includes shares issuable under stock options as follows: Mr. Mullaney – 5,208, Mr. Anthonyson -5,208, and Ms. McGuire – 1,042.

(8)

Includes 19,265 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Mr. Cooper is “independent” within the meaning of the applicable listing standards of the NASDAQ Stock Market. Messrs. Mullaney and Anthonyson are not independent within the meaning of the applicable listing standards of the NASDAQ Stock Market. The Company has a separate standing Audit Committee and a separate standing Compensation Committee, each of which is comprised of the independent director, Mr. Cooper. The Company does not have a separate standing Nominating and Governance Committee. Instead, the full board of directors has the responsibility of selecting individuals to be nominated for election to the board of directors.

Transaction with Certain Beneficial Owners and Directors

As part of the Recapitalization Transaction in March 2011, we raised approximately $421,765 in cash from the issuance of 384,588 shares of common stock in a private placement to investors. Among the investors were: Joseph P. Mullaney, who was appointed as our President and Chief Executive Officer and elected as a member of our board of directors upon consummation of the Recapitalization Transaction; Robert B. Anthonyson, who was appointed as our Vice President of Business Development and elected as a member of our board of directors upon consummation of the Recapitalization Transaction; J. Phillip Cooper, who was elected as a member of our board of directors upon consummation of the Recapitalization Transaction; and Chandra Singh, who owned approximately 10.9% of our outstanding common stock prior to the Recapitalization Transaction and 12.8% immediately after consummation of the transaction.

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

In March 2012, the Company entered into an agreement with Monadnock to provide specified business advisory and investment banking services. These services included but were not limited to advising and assisting us in developing a strategy for achieving enhanced shareholder value through merger and acquisitions (“M&A”), development of our business plan and alternatives for capital. The Company paid Monadnock a non-recoverable, monthly retainer of $5,000 to be recovered in the event of a transaction. A transaction was defined as a refinancing of our debt in which case Monadnock would earn a 2% fee based on the gross amount of the debt facility and/or an M&A transaction in which case Monadnock’s fee would be either 4% of 4.5% based on the value received. During fiscal years 2012 and 2013, Monadnock was paid a $75,000 retainer under this arrangement. In May 2013, Monadnock earned a fee of $54,000 related to the debt facility which was applied in full against the monthly fees already paid and in October 2013 earned a fee of $175,000 related to the sale of the CADRA product line.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm, Audit Fees

The aggregate fees billed by McGladrey LLP for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2014	$64,681	$-	$-	$-
Fiscal year ended May 31, 2013	$80,913	$-	$-	$-

(1)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

Certain Documents Filed as Part of this Form 10-K

1.

Consolidated Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

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

Date: October 7, 2014

/s/ Joseph P. Mullaney

Joseph P. Mullaney

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mullaney	President, Chief Executive Officer and Director	October 7, 2014
Joseph P. Mullaney	(Principal Executive Officer)

/s/ Amy E. McGuire	Treasurer, Clerk and Chief Financial Officer	October 7, 2014
Amy E. McGuire	(Principal Financial and Accounting Officer)

/s/ Robert B. Anthonyson	Vice President of Business Development and Director	October 7, 2014
Robert B. Anthonyson

/s/ J. Phillip Cooper	Director	October 7, 2014
J. Phillip Cooper

EXHIBIT INDEX

Exhibit
No.	Description of Document
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

10.1

Securities Purchase Agreement by and among the Company and the Purchasers named therein dated March 8, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.2

Registration Rights Agreement by and among the Company and the Purchasers named therein dated March 8, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.3	SofTech, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
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

10.8

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2011 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).

10.9	Loan Pledge and Security Agreement by and between SofTech Inc and Prides Crossing Capital dated May 10, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s 8-K filed on July 12, 2013).
10.9.1

Amendment to Loan Pledge and Security Agreement by and between SofTech Inc and Prides Crossing Capital dated July 9, 2013 (incorporated by reference to Exhibit 10.27.1 to the Company’s 8-K filed on July 12, 2013).

10.9.2

Amended and Restated Loan, Pledge and Security Agreement, dated December 5, 2013, by and among Prides Crossing Capital Funding, L.P. and the Company (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2013 filed on January 14, 2014).

10.10

Consent to the Sale of Assets and Amendment to Loan, Pledge and Security Agreement, dated October 17, 2013, between Prides Crossing Capital, L.P., Prides Crossing Capital-A, L.P., Joseph P. Mullaney and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2013 filed on January 14, 2014).

10.11	Securities Purchase Agreement by and between Joseph Daly and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).

10.12	Promissory Note by and between EssigPR, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).
10.13	Partnership Agreement by and between Essig Research, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 26, 2014).
10.14	Stock Purchase Agreement by and between Greenleaf Capital and SofTech, Inc. dated July 24, 2014 filed herewith.
10.15	Short Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 1, 2014 filed herewith.
18.1	Preferability Letter filed herewith.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
23.1	Consent of McGladrey LLP. filed herewith.
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SofTech, Inc.

Lowell, MA

We have audited the accompanying consolidated balance sheets of SofTech, Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in redeemable common stock and shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

October 7, 2014

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	May 31,	May 31,
	2014	2013
ASSETS

Cash and cash equivalents	$1,209	$1,188
Restricted cash	-	100
Accounts receivable (less allowance for uncollectible accounts of $18 and $29 as of May 31, 2014 and 2013, respectively)	666	895
Holdback Payment and Earn-Out Payments from CADRA Sale	547	-
Debt issuance costs, net	139	-
Prepaid and other assets	204	299

Total current assets	2,765	2,482

Property and equipment, net	95	61
Goodwill	948	4,249
Debt issuance costs, net	-	250
Capitalized software development costs, net	319	376
Capitalized patent costs	106	101
Earn-Out Payments from CADRA Sale	348	-
Other assets	143	195

TOTAL ASSETS	$4,724	$7,714

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$483	$137
Accrued expenses	503	602
Other current liabilities	104	89
Deferred maintenance revenue	1,462	2,088
Current portion of capital lease	19	13
Current portion of long-term debt	973	-

Total current liabilities	3,544	2,929

Long term deferred maintenance revenue	-	59
Capital lease, net of current portion	47	39
Long-term debt, net of current portion	-	2,700

Total liabilities	3,591	5,727

Redeemable common stock, $0.10 par value, 50,000 shares issued and outstanding at May 31, 2014 and 2013	275	275

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 825,135 and 995,135 issued and outstanding at May 31, 2014 and 2013, respectively.
	83	100
Capital in excess of par value	27,338	27,369
Accumulated deficit	(26,081)	(25,333)
Accumulated other comprehensive loss	(482)	(424)
Total shareholders’ equity	858	1,712

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$4,724	$7,714

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31,
	2014	2013
Revenues:
Products	$1,138	$1,284
Services	3,861	4,784
Royalties on sale of patents	10	290
Total revenues	5,009	6,358

Cost of revenues:
Products	366	141
Services	1,201	1,234
Total cost of revenues	1,567	1,375

Gross margin	3,442	4,983

Research and development expenses	1,171	1,087
Selling, general and administrative expenses	3,465	3,186
Gain on sale of product line	(649)	-

Operating income (loss)	(545)	710

Interest expense	251	342
Other income, net	(50)	(7)

Income (loss) before income taxes	(746)	375
Provision for income taxes	2	15

Net income (loss)	$(748)	$360

Basic and diluted net income (loss) per share	$(0.85)	$0.35

Weighted average common shares outstanding-basic	876,860	1,018,709
Weighted average common shares outstanding-diluted	876,860	1,019,812

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	For the Twelve Months Ended
	May 31,	May 31,
	2014	2013

Net income (loss)	$(748)	$360

Other comprehensive income (loss):
Foreign currency translation adjustment	(58)	32

Total other comprehensive income (loss)	(58)	32

Comprehensive income (loss)	$(806)	$392

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31
	2014	2013
Redeemable common stock:
Balance at beginning of year	$275	$-
Issuance of redeemable common stock, net of issuance costs	-	158
Accretion of redeemable common stock to redemption value	-	117
Redeemable common stock at end of year	$275	$275

Common stock:
Balance at beginning of year	$100	$100
Repurchase of common stock	(17)	-
Balance at end of year	83	100
Capital in excess of par value:
Balance at beginning of year	27,369	27,478
Repurchase of common stock	(46)	-
Accretion of redeemable common stock to redemption value	-	(117)
Stock based compensation	15	8
Balance at end of year	27,338	27,369
Accumulated deficit:
Balance at beginning of year	(25,333)	(25,693)
Net income (loss)	(748)	360
Balance at end of year	(26,081)	(25,333)
Accumulated other comprehensive loss:
Balance at beginning of year	(424)	(456)
Foreign currency translation adjustments	(58)	32
Balance at end of year	(482)	(424)

Total shareholders’ equity at end of year	$858	$1,712

Outstanding shares:
Balance of redeemable common stock at beginning of year	50,000	-
Issuance of redeemable common stock	-	50,000
Balance of redeemable common stock at end of year	50,000	50,000

Balance of common stock at beginning of year	995,135	995,135
Repurchase of common stock	(170,000)	-
Balance of common stock at end of year	825,135	995,135

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Years Ended
	May 31,	May 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(748)	$360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	294	333
Gain on sale of product line	(649)	-
Change in fair value of Holdback Payment and Earn-Out Payments	(17)	-
Stock-based compensation	15	8
Non-cash interest expense	24	-
Change in fair value of warrant liability	(32)	-
Changes in current assets and liabilities:
Accounts receivable	229	(138)
Prepaid expenses and other current assets	95	(55)
Accounts payable, accrued expenses and other liabilities	351	52
Deferred maintenance revenue	(78)	(47)
Net cash provided by (used in) operating activities	(516)	513

Cash flows from investing activities:
Proceeds from sale of product line, net of direct cash expenses	2,432	-
Capital expenditures	(39)	(2)
Capitalized software development costs	(57)	(276)
Capitalized patent costs	(5)	(19)
Net cash provided by (used in) investing activities	2,331	(297)

Cash flows from financing activities:
Proceeds from issuance of redeemable common stock, net of expenses	-	223
Cost of repurchasing common stock	(63)	-
Borrowings under Loan Agreement	-	2,700
Borrowings under Credit Facility	-	300
Repayment under Loan Agreement and Credit Facility	(1,700)	(2,500)
Repurchase of warrant liability	(19)	-
Capitalized debt issuance costs	(32)	(255)
Repayments under capital lease	(16)	(10)
Net cash provided by (used in) financing activities	(1,830)	458

Effect of exchange rates on cash	(64)	19
Increase (decrease) in cash and cash equivalents	(79)	693
Cash and cash equivalents, beginning of period	1,288	595
Cash and cash equivalents, end of period	$1,209	$1,288

Supplemental disclosures of cash flow information:
Interest paid	$240	$157
Income taxes paid	$14	$2

Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants	$51	-
Purchase of property and equipment under capital lease	$30	$53
Accretion of redeemable common stock	$-	$117

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

Since the Recapitalization Transaction described hereunder, the Company has also been actively engaged in acquiring and filing new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance shareholder value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

CADRA Sale

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 of which will be paid on the one year anniversary (the “Holdback Payment”) of the closing date (subject to any indemnification claims); and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business (the “Earn-Out Payments”), subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company will continue to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 18, 2014 pursuant to a distribution agreement with Mentor (“Distributorship Agreement”) at which time the Distributorship Agreement will be subject to renewal by mutual agreement of the parties. In addition, for a one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

Recapitalization Transaction

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. As part of that Recapitalization Transaction, Greenleaf accepted a payment of $2.7 million in cash and a note for $250,000 in full satisfaction of the $10.6 million of indebtedness. The $250,000 note was repaid in its entirety during fiscal year 2013. The former CEO resigned after a short transition period, a new four person Board of Directors was appointed and the existing Board members resigned. In addition, Greenleaf gave the Company’s new Board of Directors voting control over its shares for a three year period immediately following the Recapitalization Transaction. The Company subsequently repurchased all 271,411 shares of its common stock owned by Greenleaf and Greenleaf related parties as described hereunder.

Refinancing of Debt

On December 5, 2013, the Company entered into an amended and restated loan agreement (the “Amended Loan Agreement No. 2”) between the Company, and Prides Crossing Capital Funding, L.P., (the “Lender”) whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement, as defined in Note F, following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., the Lenders, as defined in Note F, under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan Agreement from $2.7 million to $1.0 million (the “Term Note”) using a portion of the proceeds from the CADRA Sale. In addition, the Company paid a pre-payment penalty of $81,000 and agreed to repurchase the outstanding warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000.

The amended and restated Term Note matures on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan. The Term Note may be repaid in full at any time but partial voluntary pre-payments are not allowed. If a pre-payment is made on or prior to September 30, 2014, the Company shall pay a yield maintenance fee equal to the interest that would have accrued under the Term Note from the date of pre-payment through September 30, 2014. No yield maintenance fee is due for a pre-payment made subsequent to September 30, 2014.

Stock Purchase Agreement with Greenleaf Capital and Affiliates

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. On August 8, 2014 the Company repurchased Greenleaf’s remaining 101,411 shares at $0.37 per share for a total of approximately $37,000.

Liquidity and Subsequent Financing Events

The Company operated at a net loss during the fiscal year ended May 31, 2014 and used $516,000 of cash in its operations.  As detailed in Note M, subsequent to fiscal year end, the Company entered into a three-year, $750,000 promissory note, a six-month $300,000 term note and issued 160,000 shares of its common stock at $5.00 per share in private placements with four accredited investors raising an additional $800,000. These funds are expected to be used to pay down the Company’s $1 million debt that is due on January 1, 2015 and to provide working capital. Based upon current cash levels, the aforementioned financing events and the operating outlook for fiscal 2015, the Company anticipates that its cash resources will be sufficient to fund operations for at least the next twelve months.

B. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the fair value estimate of the Holdback Payment and Earn-Out Payments due from Mentor related to the sale of the CADRA business and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits. Cash held in foreign bank accounts at May 31, 2014 totaled approximately $182,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company believes that the loss of one or more of our largest customers could have a material adverse effect on the business. During fiscal years 2014 and 2013, no customer exceeded ten percent of revenue. The Company generally does not require collateral on credit sales. Management evaluates the creditworthiness of customers prior to delivery of products and services and provides allowances at levels estimated to be adequate to cover any potentially uncollectible accounts. Bad debts are written off against the allowance when identified. The changes in the accounts receivable reserve are as follows (in thousands):

For the Years Ended May 31,	Balance, Beginning of Period	Charged to Costs and Expenses	Bad Debt Write-offs	Balance, End of Period

2013	$29	$-	$-	$29
2014	$29	$44	$55	$18

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Data Processing Equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years

Depreciation expense, including amortization of assets under capital lease, was approximately $37,000 and $35,000, for fiscal years 2014 and 2013, respectively.

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

During fiscal years 2014 and 2013, the Company capitalized approximately $57,000 and $276,000, respectively, of software development costs. Amortization expense related to capitalized software development costs for fiscal years 2014 and 2013 was approximately $114,000 and $73,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note F. Total direct costs incurred in establishing this debt agreement were approximately $255,000 which are being amortized over the term of the arrangement in accordance with ASC 470-50. During the fiscal year ending 2014, the Company capitalized approximately $31,000 of debt issuance costs related to the Loan Agreement. Unamortized debt issuance costs related to the prior credit facility totaled approximately $108,000 and were expensed in Q4 of fiscal 2013. Amortization expense related to debt issuance costs for fiscal years 2014 and 2013 was approximately $143,000 and $225,000, respectively.

Amended Loan Agreement No. 2 described in Note F hereunder was a modification per ASC 470-50, Debt Modifications and Extinguishment, therefore the direct costs totaling approximately $120,000 incurred in completing the modification were expensed.

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

The Company recognizes the tax benefit from an uncertain tax position only if it more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2011 to 2013.

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

PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $6,000 and $19,000 for the years ending May 31, 2014 and 2013, respectively.

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

During fiscal year 2014, the Company completed the CADRA Sale as described above. The Company attributed a portion of its total goodwill to the CADRA product line and expensed it in the derivation of the gain on the sale. The portion of the total goodwill apportioned to the CADRA product line was equal to the estimated market value of the CADRA product line as compared to the total market value of the Company.

As of May 31, 2014, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2014, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, Holdback Payment, Earn-Out Payments, notes receivable, accounts payable, notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2014. The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for whom the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s allowance for uncollectible accounts was approximately $18,000 and $29,000 at May 31, 2014 and 2013, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets based on the fair value hierarchy, which groups fair value-measured assets based upon the following levels of inputs:

•

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The assets maintained by the Company that are required to be measured at fair value on a recurring basis include the Holdback Payment and Earn-Out Payments associated with the Company’s sale of the CADRA product line.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2014:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Holdback Payment and Earn-Out Payments	$895	$-	$-	$895
Total assets at fair value	$895	$-	$-	$895

The Holdback Payment and Earn-Out Payments are classified as current or non-current assets depending on their anticipated distributions to the Company.

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the year ended May 31, 2014:

(in thousands)
Contingent Consideration for the Year Ended May 31, 2014
Fair value at inception	$922
Payments received	(44)
Change in fair value	17
Fair value at end of period	$895

The fair value of the asset at May 31, 2014 was approximately $895,000. The fair value of the Holdback Payment and the Earn-Out Payments expected to be collected in fiscal 2015 have been classified as current assets. The fair value of the payments expected to be received beyond fiscal 2015 are included in long term assets in the accompanying consolidated balance sheet. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the Consolidated Statements of Operations for the year ended May 31, 2014 was approximately $17,000.

CHANGE IN ACCOUNTING POLICY

In our quarterly reports for the fiscal quarters ended November 30, 2013 and February 28, 2014, we accounted for the Holdback Payment and the Earn-Out Payments pursuant to ASC 450, Contingencies whereby the Company recorded a gain of approximately $155,000 through the nine months ended February 28, 2014 which included consideration of the Holdback Payment and reported Earn-Out Payments, but excluded consideration of up to $686,000 of potential future Earn-Out Payments.

During the fourth quarter of fiscal 2014, we changed our accounting policy with regard to these payments to account for the proceeds at the fair value of the consideration received in accordance with ASC 810-10-40-5. Pursuant to the new policy, the Company estimated the fair value of Holdback Payment and the Earn-Out Payments on the date of the transaction and recognized the fair value as a component of the gain on sale as of the transaction date. The Holdback Payment and Earn-Out Payments will be adjusted to fair value at each reporting period with changes in the fair value of the asset reported as a component of other income or expense, net.

Under the new accounting policy, the Company recorded a $649,000 gain on the CADRA Sale during the year ended May 31, 2014, which included the estimated fair value of the Holdback Payment and the Earn-Out Payments of $922,000 on the date of the transaction. Under the ASC 450 the reported gain would have been $197,000 for the year ended May 31, 2014, which would have included $427,000 of Holdback Payment and Earn-Out Payments, that being the amount of the Earn-Out Payments actually reported by Mentor through fiscal year end. This change in accounting policy resulted in a $0.52 decrease in loss per share for the year ended May 31, 2014. There was no impact of the change in accounting policy on previous fiscal years as the Company has not had sale transactions that included earn out agreements in the past.

The Company determined that accounting for the Holdback Payment and the Earn-Out Payments at fair value resulted in a more complete and accurate reflection of the economic value associated with the sale of the CADRA business. The Company considered, among other things, the following facts and circumstances related to the Holdback Payment and the Earn-Out Payments in the decision to change its accounting policy:

•

The Holdback Payment and the Earn-Out Payments were earned upon completion of the CADRA Sale; the Company had no further obligation to perform any services to be entitled to receive them;

•

The Earn-Out Payments cannot exceed $750,000 and are based on a percentage of revenue, a predictable measure of performance;

•

The Company’s continued involvement as a distributor of the CADRA technology throughout most of Europe affords us significant insight into Mentor’s product plans, pricing, upgrade release schedule, continued investment and ongoing strategy with regard to the technology;

•

Mentor’s obligation to report the CADRA revenue on a quarterly basis aids in our understanding of their progress against previously prepared forecasts and historical revenue trends; and

•

The majority of the CADRA revenue is composed of recurring annual maintenance contracts with a high renewal rate from long-time users of the technology. As such, the revenue over the term of the Earn-Out Agreement is predictable.

The Company concluded that deferring the recognition of the Earn-Out Payments until reported by Mentor under ASC 450 did not accurately and completely reflect the economic value of the sale of the CADRA business that was completed during fiscal year 2014. ASC 810-10-40-5 supports recognizing the fair value of contingent consideration upon the deconsolidation of a subsidiary and the Company believes that electing the accounting policy more accurately and completely depicts the results of operations for the fiscal year ended May 31, 2014 and the financial position as of that date and is therefore preferable.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2014 and 2013. In fiscal year 2014 and 2013, the Company recorded a net gain from foreign currency related transactions of approximately $(33,000) and $(7,000), respectively, to Other income, net in the Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). To date, the Company’s comprehensive income items include only foreign translation adjustments. Comprehensive income (loss) has been included in the Consolidated Statements of Comprehensive Income (Loss) for all periods.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share are computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding. For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net income (loss) for each period:

	(Amounts in thousands, except share amounts)
	Years Ended
	May 31, 2014	May 31, 2013
Net income (loss) available to common shareholders	$(748)	$360
Weighted average number of common shares outstanding used in calculating basic earnings per share	876,860	1,018,709
Weighted average number of common shares outstanding used in calculating diluted earnings per share	876,860	1,019,812

For the fiscal year ending May 31, 2014, 129,500 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of May 31, 2014, 129,500 options were awarded.

The following table summarizes option activity under the 1994 and the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2012	10,000	2.40	9.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	124,500	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(5,000)	1.11	-	-

Outstanding options at May 31, 2014	129,500	$1.88	9.74	$20,825

Exercisable at May 31, 2014	10,493	$2.17	8.49	$868

The Company determined the volatility for options granted during the fiscal year ended May 31, 2014 and 2013 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the years ended May 31, 2014 and 2013, the Company expensed approximately $15,000 and $8,000, respectively, of stock-based compensation. The Company had approximately $207,000 of unrecorded stock-based compensation as of May 31, 2014 which will be recognized as expense over the next 2.6 years.

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2014 is estimated as $1.73 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.52-5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	155%
Risk free interest rate	1.46-1.96%

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2013 is estimated as $3.32 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	188%
Risk free interest rate	0.95%

REDEEMABLE COMMON STOCK

During the year ending May 31, 2013, the Company issued 50,000 shares of common stock, $0.10 par value (the “Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitled the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period (the “Payment Period”) following the investment. The Agreement also provided the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period following the Payment Period.

The Company first assessed the redeemable Common Stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. In that the Put Option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed the Put Option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the Put Option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the Common Stock issued pursuant to the Agreement in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 50,000 shares of Common Stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $163,000. This amount is equal to the gross proceeds of $250,000, less $27,000 in issuance costs related to legal fees and the $60,000 related to the total Fee due to each of the Investors, which has been included in other liabilities. The Company elected to record the Common Stock at its redemption value of $275,000 immediately and accordingly recorded accretion of $112,000 to additional paid in capital during fiscal year 2013.

Subsequent to fiscal year end, each of the Investors exercised their Put Option and the Shares were repurchased by the Company at the agreed upon Put Option price of $5.50 per share for a total of $275,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact of this guidance.

C. INCOME TAXES

The provision for income taxes includes the following for the years ended May 31 (in thousands):

	2014	2013
Federal	$-	$-
Foreign	-	13
State and local	2	2
Total current provision	2	15
Deferred provision	268	148
Valuation allowance	(268)	(148)
Total deferred provision	-	-
Total provision	$2	$15

The domestic and foreign components of income (loss) before income taxes were as follows for the years ended May 31 (in thousands):

	2014	2013
Domestic	$(562)	$343
Foreign	(184)	32
	$(746)	$375

At May 31, 2014, the Company had Federal net operating loss carryforwards of $20 million that begin expiring in 2022, and are available to reduce future taxable income. The utilization of the remaining net operating loss carryforwards may be subject to limitation based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2014.

The Company’s effective income tax rates can be reconciled to the federal and state statutory income tax rate for the years ended May 31 as follows:

	2014	2013
Federal statutory rate	34%	34%
State	-	-
Foreign	-	1
Permanent items	-	-
Valuation reserve	(34)	(34)
Effective tax rate	-	1%

Deferred tax assets (liabilities) were comprised of the following at May 31 (in thousands):

	2014	2013
Deferred tax assets
Net operating loss carryforwards	$7,271	$7,190
Tax credit carryforwards	254	254
Receivables allowances	7	11
Vacation pay accrual	9	10
Other accruals	-	-
Depreciation	37	35
Differences in book and tax basis of assets of acquired businesses	(859)	(1,050)
Total gross deferred tax assets	6,719	6,450
Valuation allowance	(6,719)	(6,450)
Net deferred tax asset	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets.

D. EMPLOYEE RETIREMENT PLANS

The Company has an Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal years 2014 and 2013 was approximately $51,000 and $46,000, respectively.

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

	Years Ended
Revenue:	May 31, 2014	May 31, 2013
North America	$3,593	$4,596
Asia	493	603
Europe	1,557	1,771
Eliminations	(634)	(612)
Consolidated Total	$5,009	$6,358

Long-Lived Assets:	As of May 31, 2014	As of May 31, 2013
North America	$1,916	$5,119
Europe	43	113
Consolidated Total	$1,959	$5,232

F. DEBT

PRIDES CROSSING CAPITAL

On May 10, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., (“Lenders”). The Loan Agreement provided for a $2.7 million, three-year term loan (the “Loan”) with interest only payments until October 1, 2014.

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf (as described in Note J) and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into the Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants were to vest monthly over three years, with accelerated vesting under certain circumstances including if the Loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

Upon issuance, the warrants did not meet the requirements for equity classification, because such warrants provide a cash-out election allowing the holder to a one time right to require the Company to repurchase all or a portion of the warrants. Therefore these warrants were required to be accounted for as a liability. Changes in fair value are recognized as either a gain or loss in the consolidated statement of operations under the caption “Other income, net.”

The Company determined the fair value of the warrants using the Black-Scholes valuation model. The grant date fair value of the warrants of approximately $51,000 was recorded as a liability, with a corresponding discount recorded on the debt. The debt discount is being accreted through the remaining term of the Loan Agreement using the effective interest rate method.

On December 5, 2013, the Company entered into the Amended Loan Agreement No. 2 between the Company, as borrower and Prides Crossing Capital Funding, L.P., as the Lender whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., the Lenders under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan from $2.7 million to $1.0 million using a portion of the proceeds from the CADRA Sale. In addition, the Company paid a pre-payment penalty of $81,000 and agreed to repurchase the outstanding warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in exchange for $19,000.

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

The Term Note contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes in its business. In addition, the Term Note contains financial covenants by the Company that establish (i) a month-end minimum consolidated cash balance of $1.0 million of which no less than $750,000 must be held in the Company’s main operating account that is subject to a deposit account control agreement; (ii) a minimum of $750,000 of consolidated cash at all times; (iii) a quick ratio covenant, which provides that on the last day of each fiscal quarter the ratio of the Company’s cash plus accounts receivable divided by accounts payable plus accrued expenses shall not be less than 2.7:1; and (iv) a covenant that provides that the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Q3 and Q4 of fiscal 2014 shall not exceed a loss of $200,000 for each of those fiscal quarters and shall be greater than positive EBITDA of $100,000 for each subsequent fiscal quarter. The Term Note also imposes limits on capital expenditures for each fiscal year during the term of the Term Note. The Company, the Lender and First Republic Bank entered into a deposit account control agreement pursuant to which the Lender will perfect its security interest in the assets held in the Company’s main operating account at First Republic Bank.

The Term Note provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Term Note will become immediately due and payable and the Lender commitment will be automatically terminated. Upon the occurrence and continuation of any other event of default, the Lender may accelerate payment of all obligations and terminate the Lender’s commitments under the Term Note.

G. LEASE COMMITMENTS

OPERATING LEASES

The Company conducts its operations in office facilities leased through December 2018. Rental expense for fiscal years 2014 and 2013 was approximately $181,000 and $194,000, respectively. The Company has the option to terminate the lease in March 2017 by paying a termination fee of approximately $77,000.

At May 31, 2014, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

Fiscal Year ending May 31:
2015	$133
2016	133
2017	110
Total future minimum lease commitments	376

CAPITAL LEASES

In fiscal years 2010, 2013 and 2014, the Company acquired capital equipment through a capital lease agreements with financial institutions for a terms of 50 and 60 months, with a $1 purchase option. The assets are amortized over the life of the related lease and amortization of the assets is included in depreciation expense for fiscal year 2014 and 2013. Minimum annual future lease payments under the capital lease as of May 31, 2014 are as follows (in thousands):

2015	$23
2016	23
2017	23
2018	13
2019	5

Minimum lease payment	87
Amount representing interest	(21)

Present value of minimum lease payments	$66

Current	$19
Long Term	$47

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

In connection with the Rights Agreement, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, par value $0.10 per share, of the Company. The dividend was issued on February 15, 2012 to the stockholders of record on February 15, 2012. Each Right entitles the registered holder to purchase from the Company one share of common stock in certain circumstances at a price of $5.00 per share of common stock, subject to adjustment.

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

J. STOCK PURCHASE AGREEMENT

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the consolidated financial statements as of May 31, 2013. The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. Greenleaf is under no obligation to accept the Company’s offer to purchase the remaining shares on the terms set forth above, however, if the offer is made by the Company and rejected, the Company will no longer be obligated to provide Greenleaf with registration rights with respect to the remaining shares. As part of the agreement, Greenleaf agreed not to sell or transfer the shares for a one year period from the transaction date. On August 8, 2014 the Company repurchased Greenleaf’s remaining 101,411 shares at $0.37 per share for a total of approximately $38,000.

K. SALE OF PATENTS

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

The agreement gives the Buyer complete control over what, if any, actions shall be taken in the future to monetize the Patents and the Additional Patents through licensing, sale, enforcement or other means. In the event whereby monies are derived from the Patents and the Additional Patents, the Company is due 30% of the net proceeds (the “Net Proceeds”), as defined in the agreement. The Initial Payment shall be reimbursable from Net Proceeds to the extent any are due. There can be no assurance that the Company will derive any additional monies from the agreement, however.

The sale of the Patents and Additional Patents is a multiple element arrangement as defined under ASC 605 and, as such, the Company allocated the Initial Payment between the sale of the Patents and Additional Patents that were delivered during the fiscal quarter and support services that were undelivered. Support services include being available to the Buyer to assist them should they require such assistance in licensing or pursuing other means of monetizing the Patents and Additional Patents to third parties. The allocation of the Initial Payment to the patent and support services elements was based on management’s best estimate of the selling price of each element. The Initial Payment was allocated as follows: Patents - $290,000; and Support Services - $10,000. Additional monies due the Company in the form of royalties from its 30% share of Net Proceeds will be recorded in the quarterly period in which the Buyer notifies the Company such payments are due. Such notification and payment, if any, are due thirty calendar days after the end of each calendar quarter. The revenue allocated to support services was recognized during the fiscal year ended 2014 as all services had been performed.

The Company retained its U.S. patent applications that it acquired or filed since the Recapitalization Transaction in March 2011. These patent applications were not included in the above described agreement. The Company expects to be actively engaged with the U.S. Patent and Trademark Office for the foreseeable future with regard to those filings.

L. CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services, to Mentor, pursuant to an Asset Purchase Agreement dated August 30, 2013. The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 (representing a 10% holdback) of which will be paid on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) Earn-Out Payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business , subject to the terms of the Earn-Out Agreement dated August 30, 2013.

The Company will continue to sell and support the CADRA technology throughout Europe (except Germany) and, for a one year period from the closing, will retain the rights to sell and support the technology to the largest U.S. CADRA user, Sikorsky Aircraft.

The transaction generated a gain during fiscal year 2014 which was composed of the following (000’s):

Proceeds from the sale of the CADRA technology	$2,880
Fair value of the Holdback Payment and the Earn-Out Payments	922
Liabilities assumed by Mentor related to deferred maintenance obligations	607
Professional fees and other expenses related to the transaction	(448)
Goodwill allocated to the CADRA product line	(3,305)
Net book value of equipment transferred in the sale	(7)
Gain on sale of CADRA product line	$649

M. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.

On June 20, 2014, the Company entered into three agreements: a securities purchase agreement (the “Share Purchase Agreement”) with Mr. Joseph P. Daly, an existing SofTech shareholder; a promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation; and a partnership agreement (the “Partnership Agreement”) with Essig Research, Inc. (“Essig”), a corporation based in Cincinnati, Ohio. EssigPR and Essig are owned by the aforementioned Mr. Daly. Each of the agreements between the parties is briefly described below.

Under the Share Purchase Agreement dated June 20, 2014, Mr. Daly, Essig’s CEO and owner, purchased 110,000 shares of SofTech common stock, par value $0.10 per share for $550,000, in a direct private placement. Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the purchase date.

The Note is a three (3) year borrowing arrangement with EssigPR as the lender. The promissory note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the Note will be paid from the deferred payments (Holdback Payment and Earn-Out Payments) due over the next three years from Mentor in connection with their purchase of the CADRA product line as described herein. The Company is responsible for ensuring that the Mentor deferred payments are sufficient for paying down the Note or, on April 1, 2017, making up for any shortfall. Mentor deferred payments in excess of amounts due under the Note revert to the Company.

On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and is due in full on April 10, 2015. EssigPR was awarded 5,000 stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised.

The Partnership Agreement is an arrangement whereby the Company and Essig have agreed to work together to market and deliver Essig’s professional services capabilities to the SofTech customer base. In addition, the Company has agreed to provide office space for up to fifteen (15) Essig employees or contractors at no charge at its facility in Massachusetts. The Partnership Agreement expires on April 1, 2017.

In June 2014, each of the Investors in the fiscal year 2013 Redeemable Common Stock arrangement described in Note B. above exercised their Put Option. The Company repurchased those 50,000 shares in exchange for $275,000 in accordance with the terms of those Stock Purchase Agreements.

On August 8, 2014, the Company purchased 101,411 shares of its common stock from Greenleaf in exchange for $37,522, or $0.37 per share.

In three transactions in late September 2014, the Company raised proceeds of $250,000 from the issuance of an aggregate of 50,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to accredited investors in separate private placement transactions.

These transactions were completed pursuant to Securities Purchase Agreements which the Company entered into with each of the investors as described in the table below.

The material terms of the Securities Purchase Agreements are summarized below.

•

 Number of Shares Sold: An aggregate of 50,000 shares of the Company’s common stock, par value $0.10 per share;

•

 Purchase Price Per Share: The shares were sold to investors at a purchase price of $5.00 per share in lots of 10,000 shares;

•

 Type of Offering: Direct private placement to accredited investors; no registration rights; no third party placement fees;

•

 Fees: In lieu of registration rights and Company costs savings related to direct negotiation with accredited investors, each $50,000 investment entitles the investor to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period following the investment; and

•

 Purchase Put Right: Each share purchased shall also give the investors the right to require the Company to repurchase the shares at $7.00 for the 30 day period following the twenty-four month anniversary of the investment.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses. Accordingly, the Board of Directors of the Company approved in advance the purchase of the shares in these transactions as “Exempt Transactions” as defined in Section 1(o) of the Company’s Rights Agreement, dated February 3, 2012, between the Company and the Registrar and Transfer Company.

Name of Accredited Investor	Date of Securities Purchase Agreement	Amount of Investment in Transaction ($/# of Shares Purchased)
Robert Anthonyson	September 18, 2014	$100,000 / 20,000 shares
Glenn W. Dillon	September 22, 2014	$100,000 / 20,000 shares
Thomas Doherty	September 22, 2014	$50,000 / 10,000 shares

Mr. Anthonyson is the Vice President and is member of the Board of Directors of the Company. He owned 129,838 shares of common stock prior to the above described transaction.

The offer and sale of securities in the private placements described above were made to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.