Form 10-Q
period 2014-08-31
SOFTECH INC
filed 2014-10-20
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

0-10665
Commission File Number

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at October 10, 2014 was 893,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	(in thousands)
	August 31,	May 31,
	2014	2014
ASSETS

Cash and cash equivalents	$1,230	$1,209
Accounts receivable (less allowance for uncollectible accounts of $18 as of August 31, 2014 and May 31, 2014)	568	666
Holdback Payment and Earn-Out Payments from CADRA Sale	600	547
Debt issuance costs, net	87	139
Prepaid and other assets	272	204

Total current assets	2,757	2,765

Property and equipment, net	84	95
Goodwill	948	948
Capitalized software development costs, net	291	319
Capitalized patent costs	108	106
Earn-Out Payments from CADRA Sale, net of current portion	334	348
Other assets	143	143

TOTAL ASSETS	$4,665	$4,724

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$196	$483
Accrued expenses	492	503
Other current liabilities	104	104
Deferred maintenance revenue	1,196	1,462
Capital lease, current	19	19
Debt	1,529	973

Total current liabilities	3,536	3,544

Capital lease	44	47
Long-term debt	203	-

Total liabilities	3,783	3,591

Redeemable common stock, $0.10 par value, 110,000 and 50,000 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively.	770	275

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 and 825,135 issued and outstanding at August 31, 2014 and May 31, 2014, respectively.
	73	83
Capital in excess of par value	27,117	27,338
Accumulated deficit	(26,653)	(26,081)
Accumulated other comprehensive loss	(425)	(482)
Total shareholders’ equity	112	858

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$4,665	$4,724

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2014	2013

Revenue:
Products	$71	$241
Services	793	1,134
Total revenue	864	1,375

Cost of revenue:
Products	53	33
Services	355	307
Total cost of revenue	408	340

Gross margin	456	1,035

Research and development expenses	272	335
Selling, general and administrative expenses	717	881
Gain on change in fair value of Earn-Out Payments and Holdback Payment	(39)	-

Operating loss	(494)	(181)

Interest expense	63	102
Gain on change in fair value of warrant	-	(9)
Other (income) expense, net	15	(8)

Net loss	$(572)	$(266)

Basic and diluted net loss per share:	$(0.64)	$(0.30)

Weighted average common and redeemable shares outstanding-basic and diluted	896,234	901,005

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2014	2013

Net loss	$(572)	$(266)

Other comprehensive income (loss):
Foreign currency translation adjustment	57	(20)

Total other comprehensive income (loss)	57	(20)

Comprehensive loss	$(515)	$(286)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Three Months Ended
	August 31,	August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(572)	$(266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	90	55
Stock-based compensation	27	2
Non-cash interest expense	9	2
Change in fair value of Earn-Out Payments and Holdback Payment	(39)	-
Change in fair value of warrant liability	-	(9)
Change in current assets and liabilities:
Accounts receivable	98	190
Prepaid expenses and other assets	(68)	24
Restricted cash	-	24
Accounts payable, accrued expenses and other liabilities	(298)	82
Deferred maintenance revenue	(266)	(35)
Change in assets and liabilities held for sale	-	(318)
Net cash used in operating activities	(1,019)	(249)

Cash flows from investing activities:
Capital expenditures	-	(29)
Capitalized software development costs	-	(39)
Capitalized patent costs	(2)	(2)
Net cash used in investing activities	(2)	(70)

Cash flows from financing activities:
Cost of repurchase of common stock	(37)	(63)
Cost of repurchase of redeemable common stock	(275)	-
Capitalized debt issuance costs	-	(32)
Borrowing under debt agreements	750	-
Proceeds from issuance of common stock	550	-
Repayments under capital lease	(3)	(4)
Net cash provided by (used in) financing activities	985	(99)

Effect of exchange rates on cash	57	(18)
Increase (decrease) in cash and cash equivalents	21	(436)
Cash and cash equivalents, beginning of period	1,209	1,188
Cash and cash equivalents, end of period	$1,230	$752

Supplemental disclosures of cash flow information:
Interest paid	$36	$56
Taxes paid	$2	$14

Noncash investing and financing activities:
Issuance of warrants	$-	$51
Accretion of redeemable common stock	$220	$-

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

CADRA Sale

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 payable on the one year anniversary (the “Holdback Payment”) of the closing date (subject to any indemnification claims); and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business (the “Earn-Out Payments”), subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company continued to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 16, 2014 pursuant to a distribution agreement with Mentor (“Distributorship Agreement”) at which time the Distributorship Agreement will be subject to renewal by mutual agreement of the parties. The Company expects to renew the Distributorship Agreement for Europe (except Germany) for at least one year and is currently engaged in negotiations. In addition, for a one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. This marketing right expired as expected on October 16, 2014. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

Term Loan, Stock Purchase Agreement and Partnership Agreement

On June 20, 2014, the Company entered into a securities purchase agreement (the “Share Purchase Agreement”) with Mr. Joseph P. Daly, an existing SofTech shareholder and a promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation. EssigPR is owned by the aforementioned Mr. Daly. Each of the agreements between the parties is briefly described below.

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

The Note is a three (3) year borrowing arrangement with EssigPR as the lender. The Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the Note will be paid from the deferred payments (Holdback Payment and Earn-Out Payments) due over the next three years from Mentor in connection with their purchase of the CADRA product line as described herein. The Company is responsible for ensuring that the Mentor deferred payments are sufficient for paying down the Note or, on April 1, 2017, making up for any shortfall. Mentor deferred payments in excess of amounts due under the Note revert to the Company.

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

During the three months ended August 31, 2013, the Company capitalized approximately $39,000 of software development costs. During the three months ended August 31, 2014, the Company did not capitalize software development costs. Amortization expense related to capitalized software development costs for the three months ended August 31, 2014 and 2013 was approximately $28,000 and $24,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note D. Total direct costs incurred in establishing this debt agreement were approximately $255,000 which are being amortized over the term of the arrangement in accordance with ASC 470-50. Amortization expense related to debt issuance costs for the three months ended August 31, 2014 and 2013 were approximately $52,000 and $22,000, respectively.

Amended Loan Agreement No. 2 described in Note D hereunder was a modification per ASC 470-50, Debt Modifications and Extinguishment, therefore the direct costs totaling approximately $120,000 incurred in completing the modification were expensed.

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

REVENUE RECOGNITION

The Company follows the provisions of ASC 985-605, Software, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

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

As of May 31, 2014, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended August 31, 2014 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $2,000 for both the three month periods ended August 31, 2014 and 2013, respectively.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of August 31, 2014, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, Holdback Payment, Earn-Out Payments, notes receivable, accounts payable and notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying value at August 31, 2014.

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

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of August 31, 2014:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Holdback Payment and Earn-Out Payments	$934	$-	$-	$934
Total assets at fair value	$934	$-	$-	$934

The Holdback Payment and Earn-Out Payments are classified as current or non-current assets depending on their anticipated distributions to the Company.

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the three months ended August 31, 2014:

(in thousands)
Contingent Consideration for the Three Months Ended August31, 2014
Fair value at May 31, 2014	$895
Change in fair value	39
Fair value at August 31, 2014	$934

The fair value of the asset at August 31, 2014 was approximately $934,000. The fair value of the Holdback Payment and the Earn-Out Payments expected to be collected within one year have been classified as current assets. The fair value of the payments expected to be received beyond one year are included in long term assets in the accompanying consolidated balance sheet. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the Consolidated Statements of Operations for the three months ended August 31, 2014 was approximately $39,000.

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

During the fourth quarter of fiscal 2014, we changed our accounting policy with regard to these payments to account for the proceeds at the fair value of the consideration received in accordance with ASC 810-10-40-5. Pursuant to the new policy, the Company estimated the fair value of Holdback Payment and the Earn-Out Payments on the date of the transaction and recognized the fair value as a component of the gain on sale as of the transaction date. The Holdback Payment and Earn-Out Payments will be adjusted to fair value at each reporting period with changes in the fair value of the asset reported as a component of operations in the Consolidated Condensed Statement of Operations. For more information, see the Company’s Form 10-K for the fiscal year ended May 31, 2014, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates – Changes in Accounting Policy.”

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three month periods ended August 31, 2014 and 2013, the Company recorded a net (gain) loss from foreign currency related transactions of approximately $15,000, and $(8,000), respectively, to Other (income) expense, net in the Consolidated Condensed Statements of Operations.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share are computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding. For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net loss for each period:

	(Amounts in thousands, except share amounts)
	For the Three Months Ended
	August 31, 2014	August 31, 2013
Net loss available to common shareholders	$(572)	$(266)
Weighted average number of common shares outstanding used in calculating basic earnings per share	896,234	901,005
Weighted average number of common and redeemable shares outstanding used in calculating diluted earnings per share	896,234	901,005

For the three month period ended August 31, 2014 and 2013, 129,500 and 10,000, respectively, options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of August 31, 2014, 129,500 options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	124,500	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(5,000)	1.11	-	-

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at August 31, 2014	129,500	$1.88	9.49	$19,600

Exercisable at August 31, 2014	26,112	$1.98	9.04	$3,267

The Company determined the volatility for options granted during the fiscal year ended May 31, 2014 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the three month periods ended August 31, 2014 and 2013, the Company expensed approximately $27,000 and $2,000 of stock-based compensation, respectively.

REDEEMABLE COMMON STOCK

During the year ended May 31, 2013, the Company issued 50,000 shares of common stock, $0.10 par value (the “Common Stock”) at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitled the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period (the “Payment Period”) following the investment. The Agreement also provided the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period following the Payment Period.

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

During the three months ended August 31, 2014, each of the Investors exercised their Put Option and the Shares were repurchased by the Company at the agreed upon Put Option price of $5.50 per share for a total of $275,000.

During the three months ended August 31, 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of common stock, $0.10 par value (the “New Common Stock”) at a purchase price of $5.00 per share to Joseph P. Daly in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a Securities Purchase Agreement (the “New Agreement”). Under the New Agreement Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. The Company analyzed the stock issuances pursuant to ASC 480 and ASC 815 and concluded that the New Common Stock is not mandatorily redeemable and the put option does meet the definition of a derivative. Therefore the shares have been classified as temporary equity pursuant to ASC 480-10-S99-3A.

The Company elected to record the New Common Stock issued pursuant to the New Agreement at their redemption value of $770,000 and accordingly recorded accretion of $220,000 to additional paid in capital.

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

	Three Month Periods Ended
Revenue:	August 31, 2014	August 31, 2013
North America	$682	$1,003
Europe	189	314
Asia	-	163
Eliminations	(7)	(105)
Consolidated Total	$864	$1,375

Long Lived Assets:	As of August 31, 2014	As of May 31, 2014
North America	$1,866	$1,916
Europe	42	43
Consolidated Total	$1,908	$1,959

D. DEBT

PRIDES CROSSING CAPITAL

On May 10, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., (“Lenders”). The Loan Agreement provided for a $2.7 million, three-year term loan (the “Loan”) with interest only payments until October 1, 2014.

On July 9, 2013, the Loan Agreement was amended (the “Amended Loan Agreement No. 1”) to allow the Company to repurchase 170,000 of its shares from Greenleaf Capital (“Greenleaf”) (as described in Note F) and to increase the maximum ratio of indebtedness to EBITDA from 2.25:1 to 2.60:1 for the quarters ended May 31, 2013, August 31, 2013 and November 30, 2013. In consideration for entering into the Amended Loan Agreement No. 1, the Company issued the Lenders warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The warrants were to vest monthly over three years, with accelerated vesting under certain circumstances including if the Loan was repaid prior to maturity, and terminate if not exercised on or before July 9, 2020.

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

ESSIGPR

On June 20, 2014, the Company entered into a promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation. The Note is a three (3) year borrowing arrangement with EssigPR as the lender. The promissory note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the Note will be paid from the deferred payments (Holdback Payment and Earn-Out Payments) due over the next three years from Mentor in connection with their purchase of the CADRA product line as described herein. The Company is responsible for ensuring that the Mentor deferred payments are sufficient for paying down the Note or, on April 1, 2017, making up for any shortfall. Mentor deferred payments in excess of amounts due under the Note revert to the Company.

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

G. CADRA SALE

In October 2014, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services, to Mentor, pursuant to an Asset Purchase Agreement dated August 30, 2013. The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 (representing a 10% holdback) of which will be paid on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) Earn-Out Payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business , subject to the terms of the Earn-Out Agreement dated August 30, 2013.

The Company continued to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 16, 2014 pursuant to a distribution agreement with Mentor (“Distributorship Agreement”) at which time the Distributorship Agreement will be subject to renewal by mutual agreement of the parties. The Company expects to renew the Distributorship Agreement for Europe (except Germany) for at least one year and is currently engaged in negotiations with Mentor. In addition, for a one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. This marketing right expired as expected on October 16, 2014.

H. CHANGES IN EQUITY

The changes in Redeemable Common Stock for the three months ended August 31, 2014 is as follows (in thousands):

	Redeemable Common Stock
	Shares	Amount
Balance as of May 31, 2014	50	$275
Issuance of redeemable common stock	110	550
Accretion of redeemable common stock	-	220
Repurchase of redeemable common stock	(50)	(275)
Balance as of August 31, 2014	110	$770

The changes in Shareholders’ Equity for the three months ended August 31, 2014 is as follows (in thousands):

	Common Stock		Capital in excess of	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	par value	deficit	loss	equity

Balance as of May 31, 2014	825	$83	$27,338	$(26,081)	$(482)	$858
Accretion of redeemable common stock	-	-	(220)	-	-	(220)
Net loss	-	-	-	(572)	-	(572)
Foreign currency translation adjustments	-	-	-	-	57	57
Repurchase of common stock	(101)	(10)	(28)	-	-	(38)
Stock-based compensation expense	-	-	27	-	-	27
Balance as of August 31, 2014	724	$73	$27,117	$(26,653)	$(425)	$112

I. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.

In four transactions in September and October 2014, the Company raised proceeds of $300,000 from the issuance of an aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to accredited investors in separate private placement transactions.

These transactions were completed pursuant to Securities Purchase Agreements which the Company entered into with each of the investors as described in the table below.

The material terms of the Securities Purchase Agreements are summarized below.

•

Number of Shares Sold: An aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share;

•

Purchase Price Per Share: The shares were sold to investors at a purchase price of $5.00 per share in lots of 10,000 shares;

•

Type of Offering: Direct private placement to accredited investors; no registration rights; no third party placement fees;

•

Fees: In lieu of registration rights and Company costs savings related to direct negotiation with accredited investors, each $50,000 investment entitles the investor to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period following the investment; and

•

Purchase Put Right: Each share purchased shall also give the investors the right to require the Company to repurchase the shares at $7.00 per share for the 30 day period following the twenty-four month anniversary of the investment.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses. Accordingly, the Board of Directors of the Company approved in advance the purchase of the shares in these transactions as “Exempt Transactions” as defined in Section 1(o) of the Company’s Rights Agreement, dated February 3, 2012, between the Company and the Registrar and Transfer Company

Name of Accredited Investor	Date of Securities Purchase Agreement	Amount of Investment in Transaction ($/# of Shares Purchased)
Robert Anthonyson	September 18, 2014	$100,000 / 20,000 shares
Glenn W. Dillon	September 22, 2014	$100,000 / 20,000 shares
Thomas Doherty	September 22, 2014	$50,000 / 10,000 shares
Leonard Schrank	October 9, 2014	$50,000 / 10,000 shares

Mr. Anthonyson is the Company’s Vice President and is a member of its Board of Directors. He owned 129,838 shares of the Company’s common stock prior to the above described transaction.

The offer and sale of securities in the private placements described above were made to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

On October 1, 2014, the Company entered into a Short Term Note (as defined above) with EssigPR whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and is due in full on April 10, 2015. EssigPR was awarded 5,000 stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised.

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

•

comply with the covenant requirements of our loan agreements;

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we described below as our CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we described below as our ProductCenter offering. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements for the fiscal year ended May 31, 2014.

Since the Recapitalization Transaction described in Note A to the condensed Consolidated Financial Statements in the previously filed Form 10-K, the Company has also been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

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

CADRA Sale

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

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) payable on the one year anniversary of the closing date (subject to any indemnification claims), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor that will allow us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. The Company expects to renew the Distributorship Agreement for at least one year on terms not materially different from the current arrangement and is currently engaged in renewal negotiations, which are likely to result in a new Distributorship Agreement. However, unless and until a definitive agreement is reached by the parties there can be no assurance with respect to whether a new Distributorship Agreement will be reached and, if so, the terms of any such agreement. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale of the CADRA product line did not qualify for presentation as discontinued operations.

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

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the CADRA Sale, we will continue to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator a PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below. For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2014.

Distribution Activity

In connection with the CADRA Sale, we entered into a distribution agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, through its wholly-owned subsidiary in Italy, SofTech, Srl. As described above, we are currently engaged in negotiations to renew this agreement. The margin to be earned by SofTech for this distribution activity pursuant to the existing Distributorship Agreement was consistent with the margin earned by distributors in the industry. In addition, we will continue to market and distribute third party technologies from Aras and SpaceClaim as we have since 2012.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2014 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended August 31, 2014.

Results of Operations

Three Months Ended August 31, 2014, as Compared to Three Months Ended August 31, 2013

As described above, the Company sold its CADRA product line to Mentor in October 2013. Due to the Company’s continued involvement with the CADRA product line under the Distributorship Agreement, the transaction did not qualify for discontinued operations presentation in the financial statements. During the first quarter of fiscal 2015, the Company’s revenue included the CADRA revenue from its Italian subsidiary only with margins of 30% per the Distributorship Agreement. The first quarter of the prior fiscal year was before the CADRA Sale therefore the Company’s revenue included CADRA’s worldwide revenue. As a result, the comparative financial statements presented below may be less meaningful due to the change in ownership in the CADRA technology.

The table below presents the comparative statements of operations for the three month periods ended August 31, 2014 and August 31, 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	August 31, 2014	August 31, 2013	Change in $	Change in %
Revenue:
Products	$71	$241	$(170)	(70.5)%
Services	793	1,134	(341)	(30.1)
Total revenue	864	1,375	(511)	(37.2)

Cost of revenue:
Products	53	33	20	60.6
Services	355	307	48	15.6
Total cost of revenue	408	340	68	20.0

Gross margin	456	1,035	(579)	(55.9)

Research and development expenses	272	335	(63)	(18.8)
Selling, general and administration expenses	717	881	(164)	(18.6)
Gain on change in fair value of Earn-Out Payments and Holdback Payment	(39)	-	(39)	-

Operating loss	(494)	(181)	(313)	(172.9)

Interest expense	63	102	(39)	(38.2)
Gain on change in fair value of warrant liability	-	(9)	9	-
Other (income) expense, net	15	(8)	23	287.5

Net loss	$(572)	$(266)	$(306)	(115.0)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended August 31, 2014 and August 31, 2013:

	Items as a percentage of revenue
	August 31,	August 31,
	2014	2013
Revenue:
Products	8.2%	17.5%
Services	91.8	82.5
Total revenue	100.0	100.0

Cost of revenue:
Products	6.1	2.4
Services	41.1	22.3
Total cost of revenue	47.2	24.7

Gross margin	52.8	75.3

Research and development expenses	31.5	24.4
Selling, general and administrative expenses	83.0	64.1
Gain on change in fair value of Earn-Out Payments and Holdback Payment	(4.5)	-

Operating loss	(57.2)	(13.2)

Interest expense	7.3	7.4
Gain on change in fair value of warrant liability	-	(0.7)
Other (income) expense, net	1.7	(0.6)

Net loss	(66.2)%	(19.3)%

Revenue

Total revenue for the three month periods ended August 31, 2014 and 2013 was approximately $864,000 and $1.4 million, respectively. The following table summarizes total revenue by product line for the three month periods ended August 31, 2014 and August 31, 2013 (in thousands, except percentages):

	August 31,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$656	$737	$(81)	(11.0)%
CADRA	156	627	(471)	(75.1)
Other	52	11	41	372.7
Total	$864	$1,375	$(511)	(37.2)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the current quarter compared to the same period in fiscal 2014.

Product Revenue

Product revenue for the three months ended August 31, 2014 was approximately $71,000, as compared to approximately $241,000 for the same period in the prior fiscal year, a decrease of about 71%. The table below details product revenue by product line for the three month periods ended August 31, 2014 and 2013 (in thousands, except percentages):

	August 31,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$52	$66	$(14)	(21.2)%
CADRA	19	175	(156)	(89.1)
Total	$71	$241	$(170)	(70.5)%

Our product revenue for ProductCenter for the first three months of fiscal year 2015 was consistent with the quarterly trend over the last eight quarters. It is our expectation based on outstanding proposals that the product revenue trend experienced over the last eight fiscal quarters will improve over the remainder of fiscal 2015.

Product revenue from the CADRA technology decreased by approximately 89% during the quarter ended August 31, 2014. This decrease is the direct result of the CADRA Sale during the second quarter of the prior fiscal year. We continued to offer this technology under the terms of the aforementioned Distributorship Agreement in limited markets.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended August 31, 2014 and 2013, (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$604	$671	$(67)	(10.0)%
CADRA	137	452	(315)	(69.7)
Other	52	11	41	372.7
Total	$793	$1,134	$(341)	(30.1)%

Maintenance revenue was approximately $635,000 for the three months ended August 31, 2014, as compared to $934,000 for the same period in the prior fiscal year, a decline of about 32%. ProductCenter maintenance revenue was down approximately 1% for the three month period ended August 31, 2014 compared to the same period in the prior fiscal year. The CADRA Sale, which was completed at the mid-point of the second quarter of the prior fiscal year, was primarily responsible for the current period maintenance revenue decline.

Consulting revenue was approximately $158,000 for the three months ended August 31, 2014, a decrease of approximately 21% from the same period in the prior fiscal year due to delays in the procurement process for several large projects that we expect will be awarded in the coming months.

Gross Margin

Gross margin as a percentage of revenue was 52.8% for the three month period ended August 31, 2014 as compared to 75.3% in the same period in the prior fiscal year. The decrease in gross margin was due to a an increase in cost associated with reselling the CADRA product line and an 37.2% reduction in total revenue in the three month period ending August 31, 2014 as compared to the same periods in the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $272,000 for the three month period ended August 31, 2014 as compared to approximately $335,000 in the comparable period in fiscal 2014, a decrease of $63,000. The CADRA Sale and the resulting headcount reductions accounted for the majority of the decrease in R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $717,000 for the three month period ended August 31, 2014 as compared to approximately $881,000 for the comparable period in fiscal year 2013, a decrease of $164,000. The CADRA Sale accounted for approximately $145,000 of the reduced SG&A expenses.

Gain on sale of product line

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services. The purchase price was $3.2 million of which the Company received $2.88 million at the close and an additional $320,000 is payable in October 2014 subject to offset for any indemnification claims Mentor may have under the Asset Purchase Agreement. In addition, the Company will receive royalty payments of up to $750,000 based on 10% of the revenue generated by Mentor during the three-year period immediately following the completion of the transaction. During the three months ended August 31, 2014, the Company recorded a change in the fair value of the Earn-Out Payments and Holdback Payment of approximately $39,000.

Interest Expense

Interest expense for the three month period ended August 31, 2014 was approximately $63,000, as compared to approximately $102,000 for the comparable period in the prior fiscal year. The average debt outstanding for the quarter ended August 31, 2014 was $1.7 million as compared to $2.7 million for the quarter ended August 31, 2013, a decrease of 38%.

Net Loss

The net loss for the three month period ended August 31, 2014 was approximately ($572,000) or ($0.64) per share as compared to approximately ($266,000) or ($0.30) per share for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended August 31, 2014 the net cash used in operating activities totaled approximately $1.0 million as compared to approximately $249,000 in the comparable prior period. The net loss for the quarter adjusted for non-cash expenditures used approximately $485,000 as compared to approximately $216,000 in the comparable prior period. The net change in current assets and liabilities used $534,000 during the current quarter composed primarily of a reduction in the deferred maintenance liability and accounts payable. The decline in the deferred maintenance liability is cyclical with the majority of the annual maintenance contracts being billed in the third and fourth quarters of the fiscal year. The ProductCenter maintenance contracts renewal rates have been very stable. The reduction in accounts payable during the first quarter of the current fiscal year was primarily due to the normal payment on certain invoices from third party vendors that were accrued at fiscal year end and due in June 2014.

Net cash used in investing activities for the three months ended August 31, 2014 was approximately $2,000 compared to approximately $70,000 primarily composed of capitalized software development costs related to new products and capital expenditures in the prior period.

Net cash provided by financing activities totaled approximately $985,000 composed primarily of $750,000 of borrowing under a new three-year term loan with EssigPR, Inc., a Puerto Rico corporation (“EssigPR Note”) and $550,000 in proceeds from the issuance of common stock under the terms of a Securities Purchase Agreement with Mr. Joseph P. Daly, an existing SofTech shareholder (the “Daly Purchase Agreement”), offset by the costs associated with the buyback of approximately 151,000 shares. EssigPR, Inc. is owned by the aforementioned Mr. Daly. Each of the agreements is briefly described below.

EssigPR Note. Under the terms of the EssigPR Note, SofTech entered into a three (3) year borrowing arrangement with EssigPR as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments due over the next three years from Mentor in connection with their purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 due in October 2014, the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and is subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement; and

•

Up to an additional $706,000 (maximum Earn-Out Payments of $750,000 less initial payment of approximately $44,000 received in March 2014) due in three installments on each of April 1, 2015, 2016 and 2017. The actual amount due on each of those payment dates shall be equal to 10% of the actual revenue generated by Mentor from the CADRA product line during their fiscal years ended January 31, 2015, 2016 and 2017.

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

Upon completion by Mr. Daly of the exercise of the Put Option and the purchase of the new shares issued under the Daly Purchase Agreement, he owns 167,279 shares of Company common stock which represents approximately 20.1% of the 833,724 total common shares outstanding as of August 31, 2014.

Additional Shares Sold Subsequent to Quarter End. In four transactions subsequent to the end of the fiscal quarter, the Company raised proceeds of $300,000 from the issuance of an aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to accredited investors in separate private placement transactions.

These transactions were completed pursuant to Securities Purchase Agreements which the Company entered into with each of the investors as described in the table below.

The material terms of the Securities Purchase Agreements are summarized below.

•

Number of Shares Sold: An aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share;

•

Purchase Price Per Share: The shares were sold to investors at a purchase price of $5.00 per share in lots of 10,000 shares;

•

Type of Offering: Direct private placement to accredited investors; no registration rights; no third party placement fees;

•

Fees: In lieu of registration rights and Company costs savings related to direct negotiation with accredited investors, each $50,000 investment entitles the investor to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period following the investment; and

•

Purchase Put Right: Each share purchased shall also give the investors the right to require the Company to repurchase the shares at $7.00 per share for the 30 day period following the twenty-four month anniversary of the investment.

Our Loan Agreement with Prides Crossing Capital

In addition to the EssigPR Note described above, as of August 31, 2014, we had $1.0 million of outstanding indebtedness under our loan agreement with Prides Crossing Capital (“Prides Loan”). The terms of the Prides Loan are detailed in Note D to the financial statements herein. The Prides Loan is due on or before January 1, 2015. The above described EssigPR Note, Daly Purchase Agreement and the sale of additional shares subsequent to the end of the fiscal quarter were completed in order to provide the Company with the liquidity to pay off the Prides Loan in full. The Company believes it has an excellent working relationship with Prides and is currently discussing an amendment to the Prides Loan that would result in repayment over the next several months. We anticipate completing this arrangement in the coming weeks.

We believe that our cash together with our credit facilities, proceeds from stock sales subsequent to the end of the fiscal quarter and cash provided by operations will be sufficient to meet our capital needs for at least the next twelve months.

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

As of the end of the period covered by this report (August 31, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors" in our Annual Report on Form 10-K for the year ended May 31, 2014, which could materially affect our business, financial condition or future results. Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in the Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

As of August 31, 2014, we had $1 million of outstanding indebtedness under our loans with Prides Crossing Capital. This indebtedness is secured by all of our assets. Our loan agreement includes financial covenants which require us to maintain compliance with certain financial ratios during the term of the agreement. Failure to comply with the financial covenants is an event of default under the loan agreement. In an event of default, the lender has the right to accelerate repayment of all sums due and take any and all action, at its sole option, to collect monies owed to it, including to enforce and foreclose on its security interest on all of our assets. If our lender were to accelerate our debt payments, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all.

Prior to the Recapitalization Transaction, we defaulted on our previous debt arrangement with Greenleaf Capital (“Greenleaf”). Specifically, in June 2010, we failed to make the scheduled loan payments in accordance with our loan and revolving line of credit with Greenleaf, our sole debt provider at the time, which triggered the default. In 1999, we defaulted on our loan facility with Imperial Bank for failure to meet required profit and cash flow thresholds. Subsequent to each of the aforementioned debt defaults, satisfactory repayment agreements were reached with each lender.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended August 31, 2014, pursuant to agreements described herein, we repurchased a total of 151,411 shares of our common stock for an aggregate purchase price of $312,522, consisting of (i) 101,411 shares repurchased from Greenleaf as described in the Company’s Form 10-K for the fiscal year ended May 31, 2013 in Note K “Subsequent Events” and (ii) 50,000 shares repurchased from certain investors upon the exercise by such investors of their put rights under an existing securities purchase agreement with such investors. The following table provides information about such repurchases:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs

June 1-30, 2014	30,000	$5.50	-	$-
July 1-31, 2014	20,000	5.50	-	-
August 1-31, 2014	101,411	0.37	-	-

Total First Quarter	151,411	$2.06	-	$-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: October 20, 2014	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 20, 2014	/s/ Joseph P. Mullaney
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

10.11	Securities Purchase Agreement by and between Joseph Daly and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).

10.12	Promissory Note by and between EssigPR, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).
10.13	Partnership Agreement by and between Essig Research, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 26, 2014).
10.14	Stock Purchase Agreement by and between Greenleaf Capital and SofTech, Inc. dated July 24, 2014 (Incorporated by reference to the Company’s Form 10-K filed on October 7, 2014).
10.15	Short Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 1, 2014 (Incorporated by reference to the Company’s Form 10-K filed on October 7, 2014).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.