Form 10-Q
period 2014-11-30
SOFTECH INC
filed 2015-01-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

The number of shares outstanding of registrant’s common stock at January 10, 2015 was 893,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	November 30,
	2014 (Unaudited)	May 31, 2014
ASSETS

Cash	$517	$1,209
Accounts receivable (less allowance for uncollectible accounts of $18 as of November 30, 2014 and May 31, 2014)	733	666
Holdback payment and earn-out payments from CADRA sale, current portion	304	547
Debt issuance costs, net	26	139
Prepaid and other assets	188	204

Total current assets	1,768	2,765

Property and equipment, net	76	95
Goodwill	948	948
Capitalized software development costs, net	263	319
Capitalized patent costs	108	106
Earn-out payments from CADRA sale, net of current portion	331	348
Other assets	143	143

TOTAL ASSETS	$3,637	$4,724

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Accounts payable	$283	$483
Accrued expenses	303	607
Deferred maintenance revenue	1,172	1,462
Capital lease, current	19	19
Current maturities of long-term debt	851	973

Total current liabilities	2,628	3,544

Capital lease, net of current portion	40	47
Long-term debt, net of current maturities	120	-
Other accrued liabilities	15	-

Total liabilities	2,803	3,591

Commitments and contingencies

Redeemable common stock, $0.10 par value, 170,000 and 50,000 shares issued and outstanding at November 30, 2014 and May 31, 2014, respectively.	1,190	275

Shareholders’ (deficit) equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 and 825,135 issued and outstanding at November 30, 2014 and May 31, 2014, respectively.
	73	83
Capital in excess of par value	27,001	27,338
Accumulated deficit	(27,033)	(26,081)
Accumulated other comprehensive loss	(397)	(482)
Total shareholders’ (deficit) equity	(356)	858

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,637	$4,724

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30,	November 30,
	2014	2013

Revenue:
Products	$199	$376
Services	828	1,038
Total revenue	1,027	1,414

Cost of revenue:
Products	33	28
Services	436	264
Total cost of revenue	469	292

Gross margin	558	1,122

Research and development expenses	222	304
Selling, general and administrative expenses	645	866
Gain on CADRA sale	-	(649)
Change in fair value of earn-out payments and holdback payment	(21)	-

Operating (loss) income	(288)	601

Interest expense	63	104
Other expense (income), net	28	(17)

Net (loss) income	$(379)	$514

Basic and diluted net (loss) income per share:	$(0.44)	$0.59

Weighted average common and redeemable shares outstanding-basic and diluted	866,911	875,135

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2014	2013

Revenue:
Products	$270	$618
Services	1,621	2,172
Total revenue	1,891	2,790

Cost of revenue:
Products	86	62
Services	791	572
Total cost of revenue	877	634

Gross margin	1,014	2,156

Research and development expenses	494	639
Selling, general and administrative expenses	1,362	1,747
Gain on CADRA sale	-	(649)
Change in fair value of earn-out payments and holdback payment	(60)	-

Operating (loss) income	(782)	419

Interest expense	127	199
Other expense (income), net	43	(28)

Net (loss) income	$(952)	$248

Basic and diluted net (loss) income per share:	$(1.08)	$0.28

Weighted average common and redeemable shares outstanding-basic and diluted	881,653	888,140

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30,	November 30,
	2014	2013

Net (loss) income	$(379)	$514

Other comprehensive income (loss):
Foreign currency translation adjustment	28	(25)

Comprehensive (loss) income	$(351)	$489

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2014	2013

Net (loss) income	$(952)	$248

Other comprehensive income (loss):
Foreign currency translation adjustment	85	(45)

Comprehensive (loss) income	$(867)	$203

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Six Months Ended
	November 30,	November 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(952)	$248
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	189	111
Gain on CADRA sale	-	(649)
Stock-based compensation	59	4
Non-cash interest expense	18	6
Change in fair value of earn-out payments and holdback payment	(60)	-
Change in current assets and liabilities:
Accounts receivable	(67)	(196)
Prepaid expenses and other assets	16	159
Restricted cash	-	(1,306)
Accounts payable and accrued expenses	(489)	402
Deferred maintenance revenue	(290)	(538)
Net cash used in operating activities	(1,576)	(1,759)

Cash flows from investing activities:
Proceeds from sale of product line, net of direct expenses	-	2,432
Capital expenditures	(2)	(37)
Capitalized software development costs	-	(57)
Capitalized patent costs	(2)	(2)
Net cash provided by (used in) investing activities	(4)	2,336

Cash flows from financing activities:
Cost of repurchase of common stock	(37)	(63)
Cost of repurchase of redeemable common stock	(275)	-
Capitalized debt issuance costs	-	(32)
Borrowing under debt agreement	750	-
Change in fair value of warrant liability	-	(6)
Proceeds from holdback agreement	320
Proceeds from issuance of common stock	820	-
Repayments under debt agreements	(770)	-
Repayments under capital lease	(7)	(8)
Net cash provided by (used in) financing activities	801	(109)

Effect of exchange rates on cash	87	(44)
Increase (decrease) in cash and cash equivalents	(692)	424
Cash and cash equivalents, beginning of period	1,209	1,188
Cash and cash equivalents, end of period	$517	$1,612

Supplemental disclosures of cash flow information:
Interest paid	$84	$153
Taxes paid	$2	$14

Noncash investing and financing activities:
Issuance of warrants	$-	$51
Accretion of redeemable common stock	$370	$-

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. The Company is engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. The Company’s operations are organized geographically with offices in the U.S. and in Italy. The Company also has resellers in Asia and Europe.

The unaudited consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended May 31, 2014 included in our Annual Report on Form 10-K, which was filed with the SEC on October 7, 2014. In the opinion of management, the consolidated financial statements include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods.

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

The Company continued to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until November 30, 2014 pursuant to a distribution agreement (the “Distributorship Agreement”) with Mentor. The Company expects to renew the Distributorship Agreement for Europe (except Germany) for at least one year and is currently engaged in negotiations. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

RECLASSIFICATIONS

Certain accounts in the November 30, 2013 financial statements have been reclassified for comparative purposes to conform to the presentation in the November 30, 2014 financial statements.

B. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the fair value estimate of the Holdback Payment and Earn-Out Payments and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs and deferred tax assets. Actual results could differ from those estimates.

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

During the three and six months ended November 30, 2013, the Company capitalized approximately $18,000 and $57,000, respectively, of software development costs. During the three and six months ended November 30, 2014, the Company did not capitalize software development costs. Amortization expense related to capitalized software development costs for the three and six months ended November 30, 2014 was approximately $28,000 and $56,000, respectively, as compared to approximately $24,000 and $49,000 for the comparable periods in the prior fiscal year.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note D. Total direct costs incurred in establishing this debt agreement were approximately $255,000, which are being amortized over the term of the arrangement in accordance with ASC 470-50. Amortization expense related to debt issuance costs for the three and six months ended November 30, 2014 was approximately $71,000 and $123,000, respectively, as compared to approximately $22,000 and $43,000 for the comparable periods in the prior fiscal year.

The Loan Agreement has been amended several times since May 31, 2013 as described in Note D hereunder. The costs related to completing these amendments were expensed as incurred in conformity with ASC 470-50, Debt Modifications and Extinguishment.

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

REVENUE RECOGNITION

The Company follows the provisions of ASC 985-605, Software – Revenue Recognition, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectability has been determined. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

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

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2014, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, Holdback Payment, Earn-Out Payments, notes receivable, accounts payable and notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying value at November 30, 2014.

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

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of November 30, 2014:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$635	$-	$-	$635
Total assets at fair value	$635	$-	$-	$635

The Holdback Payment and Earn-Out Payments are classified as current or non-current assets depending on their anticipated receipt by the Company.

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the six month period ended November 30, 2014:

(in thousands)
Fair value at May 31, 2014	$895
Change in fair value	60
Receipt of the Holdback Payment	(320)
Fair value at November 30, 2014	$635

The fair value of the asset at November 30, 2014 was approximately $635,000. The fair value of the Earn-Out Payments expected to be collected within one year have been classified as current assets. The fair value of the payments expected to be received beyond one year are included in long term assets in the accompanying consolidated balance sheet. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the unaudited Consolidated Statements of Operations for the three and six months ended November 30, 2014 was approximately $21,000 and $60,000, respectively.

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

During the fourth quarter of fiscal 2014, we changed our accounting policy with regard to these payments to account for the proceeds at the fair value of the consideration received in accordance with ASC 810-10-40-5. The effects of this change have been made retrospectively to the current period consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections. Pursuant to the new policy, the Company estimated the fair value of Holdback Payment and the Earn-Out Payments on the date of the transaction and recognized the fair value as a component of the gain on sale as of the transaction date. The Holdback Payment and Earn-Out Payments will be adjusted to fair value at each reporting period with changes in the fair value of the asset reported as a component of operations in the Consolidated Condensed Statement of Operations. For more information, refer to the Company’s annual audited consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended May 31, 2014.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and six month periods ended November 30, 2014, the Company recorded a net loss from foreign currency related transactions of approximately $28,000, and $43,000, respectively, as compared to a net gain of approximately ($14,000) and ($22,000), respectively, for the comparable periods in the prior fiscal year, to Other expense (income), net in the unaudited Consolidated Statements of Operations.

NET (LOSS) INCOME PER COMMON SHARE

For the three and six month periods ended November 30, 2014, 2,368 and 1,184, respectively, options to purchase common shares were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any share subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for future awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of November 30, 2014, 144,500 stock options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	124,500	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(5,000)	1.11	-	-

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	27,500	1.33	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.84	-	-

Outstanding options at November 30, 2014	144,500	$1.78	9.02	$3,375

Exercisable at November 30, 2014	42,947	$1.83	7.90	$2,250

The Company determined the volatility for options granted using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718, Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the three and six month periods ended November 30, 2014, the Company expensed approximately $32,000 and $59,000 of stock-based compensation, respectively, as compared to approximately $2,000 and $4,000 in the comparable prior periods.

REDEEMABLE COMMON STOCK

During the year ended May 31, 2013, the Company issued 50,000 shares of common stock, $0.10 par value (the “Common Stock”), at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitled the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period following the investment. The Agreement also provided the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period ending between June 1, 2014 and June 30, 2014. Each of the Investors exercised their Put Option and the Common Stock was repurchased by the Company at the agreed upon Put Option price of $5.50 per share for a total of $275,000 during the first quarter of the current fiscal year.

During the three months ended August 31, 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of the Common Stock at a purchase price of $5.00 per share to Joseph P. Daly, an accredited investor and existing Company shareholder, in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a securities purchase agreement whereby Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. Upon completion of the transaction, the 110,000 shares of Common Stock issued pursuant to the security purchase agreement were recorded as redeemable common stock at its redemption value of $770,000 and accretion of $220,000 was recorded to additional paid in capital.

During the three months ended November 30, 2014, the Company issued an additional 60,000 shares of the Common Stock at a purchase price of $5.00 per share to four accredited investors (collectively, the “New Investors”) in private placement transactions for total proceeds of $300,000. These transactions were completed pursuant to a Securities Purchase Agreements (the “New Agreements”) entered into with each of the respective New Investors. In lieu of registration rights, each $50,000 investment entitles the New Investors to a fee (the “New Investors’ Fees”) of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The New Agreements also provide the New Investors with the right to require the Company to redeem the Common Stock held by such New Investors for $7.00 per share in cash for a 30 day period following the Payment Period. Upon completion of these transactions, the 60,000 shares of Common Stock issued pursuant to the New Agreements were recorded as redeemable common stock at its redemption value of $420,000 and accretion of $120,000 was recorded to additional paid in capital. The $30,000 related to the total New Investors’ Fees has been included in other liabilities.

The Company first assessed the redeemable Common Stock to determine whether each of these instruments should be accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. In that the put option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed each put option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the put option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the redeemable Common Stock in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2014-17, “Business Combinations (Topic 805) – Pushdown Accounting” was issued by the FASB in November 2014. The primary purpose of the ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-17 is effective after November 18, 2014. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

Accounting Standards Update (ASU) 2014-16, “Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” was issued by the FASB in November 2014. The primary purpose of the ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued by the FASB in July 2013. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

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

ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued by the FASB in April 2014. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

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

	Three Month Periods Ended
Revenue:	November 30, 2014	November 30, 2013
North America	$859	$1,255
Europe	177	290
Asia	-	330
Eliminations	(9)	(461)
Consolidated Total	$1,027	$1,414

	Six Month Periods Ended
Revenue:	November 30, 2014	November 30, 2013
North America	$1,541	$2,259
Europe	366	604
Asia	-	493
Eliminations	(16)	(566)
Consolidated Total	$1,891	$2,790

Long Lived Assets:	As of November 30, 2014	As of May 31, 2014
North America	$1,827	$1,916
Europe	42	43
Consolidated Total	$1,869	$1,959

D. DEBT

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

EssigPR is owned by Joseph P. Daly an affiliate of the Company who owns approximately 18.7% of the outstanding shares.

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

On December 5, 2013, the Company entered into the Amended Loan Agreement No. 2 between the Company, as borrower, and Prides Crossing Capital Funding, L.P., as the lender (the “Lender”) whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P. under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan from $2.7 million to $1.0 million using a portion of the proceeds from the CADRA Sale. The amended and restated Term Note was to mature on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan commencing on January 1, 2014. The Term Note may be repaid in full at any time but partial voluntary pre-payments are not allowed.

Entering into the Note with EssigPR, repurchasing the 50,000 shares of Common Stock for $275,000 from the Investors that exercised their Put Option and repurchasing the 101,411 shares of common stock from Greenleaf in exchange for approximately $38,000 were transactions that were prohibited under the Amended Loan Agreement No. 2 without the Lender’s written approval. While the Company disclosed each of these transactions to the Lender prior to completing each transaction, no written authorization was provided by the Lender. On August 8, 2014, the Company and the Lender entered into Amended Loan Agreement No. 3 in an attempt to correct for this technical violation of the borrowing arrangements. Pursuant to Amended Loan Agreement No. 3, the Lender provided consent to the completed transactions conditioned on the Company subsequently providing a security deposit of $300,000 as specified in the Amended Loan Agreement No. 3 and EssigPR entering into a subordination agreement.

The Company was unable to meet all of the conditions specified under Amended Loan Agreement No. 3 and on October 29, 2014, the Company and the Lender entered into Amended Loan Agreement No. 4 wherein the parties agreed to an accelerated principal repayment schedule and modified cash collateral thresholds. Rather than repaying the remaining $1 million principal on January 1, 2015, the parties agreed to the following modified principal repayment schedule:

October 31, 2014	$500,000
November 30, 2014	250,000
December 31, 2014	250,000
Total	$1,000,000

As part of that agreement, the minimum cash balance of $1 million that was required to be included in a specified cash account at the end of each calendar month was reduced dollar for dollar by the above principal payments when made. The cash collateral minimum balances were met during the quarter ending November 30, 2014 and each of the principal repayments were made on a timely basis along with the related interest payments due.

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

G. CHANGES IN EQUITY

The changes in redeemable common stock for the six months ended November 30, 2014 is as follows (in thousands):

	Redeemable Common Stock
	Shares	Amount
Balance as of May 31, 2014	50	$275
Issuance of redeemable common stock	170	850
Accretion of redeemable common stock	-	340
Repurchase of redeemable common stock	(50)	(275)
Balance as of November 30, 2014	170	$1,190

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

•

maintain partnership and distribution agreements with our critical software vendors;

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we described below as the CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we described below as the ProductCenter offering and our Connector technology. The CADRA technology is marketed by the Company under the terms of a distribution agreement (the “Distributorship Agreement”) with Mentor Graphics Corporation (“Mentor”), which acquired that technology from us in October 2013. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements for the fiscal year ended May 31, 2014.

Since the Recapitalization Transaction described in Note A to the consolidated financial statements in the previously filed Form 10-K (the “Recapitalization Transaction”), the Company has also been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

Revenue from our ProductCenter technology has been experiencing year over year revenue declines for eight consecutive fiscal years. ProductCenter revenue has been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The revenue for our ProductCenter technology offering increased by 18% for the quarter ended November 30, 2014 as compared to the same period last fiscal year. Our forecast for the second half of the fiscal year is for continued improvement.

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

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) payable on the one year anniversary of the closing date subject to any indemnification claims, (the “Holdback Payment”), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date (the “Earn-Out Payments”), based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). The Holdback Payment of $320,000 was received on October 20, 2014. No indemnification claims against the Company were made by Mentor during the period of indemnification which has now expired.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor that will allow us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through November 30, 2014. The Company expects to renew the Distributorship Agreement on terms not materially different from the original arrangement (except it would be limited to Europe only and would not extend to the Sikorsky Aircraft account in North America) and is currently engaged in renewal negotiations which are likely to result in a new Distributorship Agreement. However, unless and until a definitive agreement is reached by the parties there can be no assurance with respect to whether a new Distributorship Agreement will be reached and, if so, the terms of any such agreement. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale did not qualify for presentation as discontinued operations.

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

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the CADRA Sale, we have continued to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator, a PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below. For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2014.

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

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets includes a contingent earn-out payment equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction. Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. For the period from October 16, 2013 through October 31, 2014, Mentor has reported Earn-Out Payments due to the Company of approximately $252,000 of which $44,000 has been paid in accordance with the Earn-Out Agreement.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2014 included in our previously filed Form 10-K. There have been no changes to the policies for the three and six months ended November 30, 2014.

Results of Operations

Three and Six Months Ended November 30, 2014, as Compared to Three and Six Months Ended November 30, 2013

As described above, the Company sold its CADRA product line to Mentor in October 2013. Due to the Company’s continued involvement with the CADRA product line under the Distributorship Agreement, the transaction did not qualify for discontinued operations presentation in the financial statements. During the first half of fiscal 2015, the Company’s revenue included the CADRA revenue from its Italian subsidiary only with margins of 30% per the Distributorship Agreement. The first quarter and half of the second quarter of the prior fiscal year was before the CADRA Sale therefore the Company’s revenue included CADRA’s worldwide revenue. As a result, the comparative financial statements presented below may be less meaningful due to the change in ownership in the CADRA technology.

During the fourth quarter of fiscal 2014, the Company changed its accounting policy with regard to certain deferred payments related to the CADRA Sale. As a result of that change in accounting policy, the Company has restated the operating results for the three and six month periods ended November 30, 2013 in accordance with ASC 810-10, Consolidations.

The table below presents the comparative statements of operations for the three month periods ended November 30, 2014 and November 30, 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2014	November 30, 2013	Change in $	Change in %
Revenue:
Products	$199	$376	$(177)	(47.1)%
Services	828	1,038	(210)	(20.2)
Total revenue	1,027	1,414	(387)	(27.4)

Cost of revenue:
Products	33	28	5	17.9
Services	436	264	172	65.2
Total cost of revenue	469	292	177	60.6

Gross margin	558	1,122	(564)	(50.3)

Research and development expenses	222	304	(82)	(27.0)
Selling, general and administration expenses	645	866	(221)	(25.5)
Gain on CADRA Sale	−	(649)	649	−
Change in fair value of earn-out payments and holdback payment	(21)	−	(21)	−

Operating (loss) income	(288)	601	(889)	(147.9)

Interest expense	63	104	(41)	(39.4)
Other expense (income), net	28	(17)	45	264.7

Net (loss) income	$(379)	$514	$(893)	(173.7)%

The table below presents the comparative statements of operations for the six month periods ended November 30, 2014 and November 30, 2013 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2014	November 30, 2013	Change in $	Change in %
Revenue:
Products	$270	$618	$(348)	(56.3)%
Services	1,621	2,172	(551)	(25.4)
Total revenue	1,891	2,790	(899)	(32.2)

Cost of revenue:
Products	86	62	24	38.7
Services	791	572	219	38.3
Total cost of revenue	877	634	243	38.3

Gross margin	1,014	2,156	(1,142)	(53.0)

Research and development expenses	494	639	(145)	(22.7)
Selling, general and administration expenses	1,362	1,747	(385)	(22.0)

Gain on CADRA Sale	−	(649)	649	−
Change in fair value of earn-out payments and holdback payment	(60)	−	(60)	−

Operating (loss) income	(782)	419	(1,201)	(286.6)

Interest expense	127	199	(72)	(36.2)
Other expense (income), net	43	(28)	71	253.6

Net (loss) income	$(952)	$248	$(1,200)	(483.9)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended November 30, 2014 and November 30, 2013:

	Items as a percentage of revenue
	November 30,	November 30,
	2014	2013
Revenue:
Products	19.4%	26.6%
Services	80.6	73.4
Total revenue	100.0	100.0

Cost of revenue:
Products	3.2	2.0
Services	42.5	18.7
Total cost of revenue	45.7	20.7

Gross margin	54.3	79.3

Research and development expenses	21.6	21.5
Selling, general and administrative expenses	62.8	61.2
Gain on CADRA Sale	−	(45.9)
Change in fair value of earn-out payments and holdback payments	(2.0)	−

Operating (loss) income	(28.0)	42.5

Interest expense	6.1	7.4
Other expense (income), net	2.7	(1.2)

Net (loss) income	(36.9)%	36.4%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the six month periods ended November 30, 2014 and November 30, 2013:

	Items as a percentage of revenue
	November 30,	November 30,
	2014	2013
Revenue:
Products	14.3%	22.2%
Services	85.7	77.8
Total revenue	100.0	100.0

Cost of revenue:
Products	4.6	2.2
Services	41.8	20.5
Total cost of revenue	46.4	22.7

Gross margin	53.6	77.3

Research and development expenses	26.1	22.9
Selling, general and administrative expenses	72.0	62.6
Gain on CADRA Sale	−	(23.3)
Change in fair value of earn-out payments and holdback payment	(3.2)	−

Operating (loss) income	(41.4)	15.0

Interest expense	6.7	7.1
Other expense (income), net	2.3	(1.0)

Net (loss) income	(50.3)%	8.9%

Revenue

The following table summarizes total revenue by product line for the three month periods ended November 30, 2014 and November 30, 2013 (in thousands, except percentages):

	November 30,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$862	$731	$131	17.9%
CADRA	130	637	(507)	(79.6)
Other	35	46	(11)	(23.9)
Total	$1,027	$1,414	$(387)	(27.4)%

The following table summarizes total revenue by product line for the six month periods ended November 30, 2014 and November 30, 2013 (in thousands, except percentages):

	November 30,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$1,518	$1,469	$49	3.3%
CADRA	286	1,265	(979)	(77.4)
Other	87	56	31	55.4
Total	$1,891	$2,790	$(899)	(32.2)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the three and six month periods ended November 30, 2014 as compared to the same periods in fiscal 2014.

Product Revenue

Product revenue for the three and six months ended November 30, 2014 was approximately $199,000 and $270,000, as compared to approximately $376,000 and $618,000 for the same period in the prior fiscal year, a decrease of about 47.1% and 56.3%, respectively. The table below details product revenue by product line for the three month periods ended November 30, 2014 and 2013 (in thousands, except percentages):

	November 30,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$193	$43	$150	348.8%
CADRA	6	325	(319)	(98.2)
Other	−	8	(8)	−
Total	$199	$376	$(177)	(47.1)%

The table below details product revenue by product line for the six month periods ended November 30, 2014 and 2013 (in thousands, except percentages):

	November 30,
	2014	2013	$ Change	% Change
Product Line
ProductCenter	$245	$110	$135	122.7%
CADRA	25	500	(475)	(95.0)
Other	−	8	(8)	−
Total	$270	$618	$(348)	(56.3)%

Our product revenue for ProductCenter for the first three months of fiscal year 2015 was consistent with the quarterly trend over the previous eight quarters. During the three months ended November 30, 2014, we experienced product revenue growth for the first time in four years. Based on outstanding proposals it is our expectation that the product revenue growth will continue for the second half of the fiscal year. The revenue growth is attributed to the economy stabilizing and customers expanding their usage.

Product revenue from the CADRA technology decreased by approximately 95% during the quarter ended November 30, 2014. This decrease is the direct result of the CADRA Sale during the second quarter of the prior fiscal year. During the second quarter of fiscal 2015, we continued to offer this technology under the terms of the aforementioned Distributorship Agreement in limited markets.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2014 and 2013, (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$669	$688	$(19)	(2.8)%
CADRA	124	312	(188)	(60.3)
Other	35	38	(3)	(7.9)
Total	$828	$1,038	$(210)	(20.2)%

The table below summarizes service revenue by product line for the six months ended November 30, 2014 and 2013, (in thousands, except percentages):

	2014	2013	$ Change	% Change
Product Line
ProductCenter	$1,273	$1,359	$(86)	(6.3)%
CADRA	261	764	(503)	(65.8)
Other	87	49	38	77.6
Total	$1,621	$2,172	$(551)	(25.4)%

Maintenance revenue was approximately $614,000 and $1,249,000 for the three and six month periods ended November 30, 2014, as compared to $795,000 and $1,729,000 for the same period in the prior fiscal year, a decline of about 23% and 28%, respectively. The CADRA Sale, which was completed at the mid-point of the second quarter of the prior fiscal year, was primarily responsible for the maintenance revenue decline accounting for approximately $282,000 of the service revenue decline in the three month period ended November 30, 2014 and approximately $502,000 of the service revenue decline in the six month period ended November 30, 2014. ProductCenter maintenance revenue was down approximately 3% and 1% for the three and six month periods ended November 30, 2014 compared to the same period in the prior fiscal year. ProductCenter maintenance renewal rates for the first half of fiscal 2015 also improved as compared to the same period in the prior fiscal year.

Consulting revenue was approximately $214,000 and $372,000 for the three and six months ended November 30, 2014, respectively, a decrease of approximately 12% and 16%, from the same period in the prior fiscal year, as a result of timing on incoming orders. We previously anticipated that consulting revenue would increase in fiscal 2015 from 2014 given the number of large outstanding proposals at the beginning of the fiscal year. These projects have not closed on the expected timetable from the beginning of the fiscal year, however, we anticipate we will receive the orders in the second half of the fiscal year.

Gross Margin

Gross margin as a percentage of revenue was 54.3% and 53.6% for the three and six month periods ended November 30, 2014, respectively, as compared to 79.3% and 77.3% in the same periods in the prior fiscal year. In fiscal 2015, we offered the CADRA product line under the Distributorship Agreement wherein we purchase software licenses and maintenance agreements from Mentor at 30% gross margin. For the first five and a half months of fiscal 2014, we owned that technology outright. This change that resulted from the CADRA Sale accounted for nearly the entire decline in gross margin. The costs of sale for the CADRA technology were approximately $80,000 and $179,000 for the three and six month periods ended November 30, 2014.

Research and Development Expenses

Research and development expenses were approximately $222,000 and $494,000 for the three and six month periods ended November 30, 2014, respectively, as compared to approximately $304,000 and $639,000 in the comparable periods in fiscal 2014. The CADRA Sale and the resulting headcount reductions accounted for the majority of these decreases in R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $645,000 and $1,362,000 for the three and six month periods ended November 30, 2014, respectively, as compared to approximately $866,000 and $1,747,000 for the comparable periods in fiscal year 2014, a decrease of approximately 25.5% and 22.0%. The closing of our German subsidiary reduced spending by approximately $91,000 and $204,000 for the three and six month periods ended November 30, 2014, respectively. In addition, the Company also experienced a reduction in payroll and benefit expenses due to reduced head count attributed to the CADRA Sale.

Gain on sale of product line

As detailed previously, on October 18, 2013, the Company sold substantially all of the assets of its CADRA product line to Mentor in exchange for cash and certain deferred payments including the Holdback Payment and Earn-Out Payments. The Company recorded a gain of approximately $649,000 upon completion of the transaction during the second quarter of fiscal 2014 that was derived as follows:

Cash received at the closing of the transaction	$2,880
Fair value of Holdback Payment and Earn-Out Payments	922
Liabilities assumed by Mentor	607
Direct costs related to completing the transaction	(448)
Goodwill allocated to the CADRA product line	(3,305)
Net book value of the fixed assets sold to Mentor	(7)
Gain on the CADRA Sale	$649

During the three and six month periods ended November 30, 2014, the fair value of the Holdback Payment and the Earn-Out Payments increased by approximately $21,000 and $60,000, respectively, based on an independent valuation.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2014 was approximately $63,000 and $127,000, respectively, as compared to approximately $104,000 and $199,000 for the comparable periods in the prior fiscal year. The average debt outstanding for the three and six month periods ended November 30, 2014 was approximately $988,000 and $1.6 million, respectively, as compared to $2.7 million for each of the comparable prior periods. In June 2014, the Company entered into a new loan agreement with a lower interest rate of 9.5% as compared to Prides Crossing Capital’s interest rate of 14%. Prides Crossing Capital, our former lender, was issued warrants during fiscal year 2014 and amortization of the discount was included in interest expense.

Net (Loss) Income

The net loss for the three and six month periods ended November 30, 2014 was approximately ($379,000) and ($952,000) or ($0.44) and ($1.08) per share, respectively, as compared to net income of approximately $514,000 and $248,000 or $0.59 and $0.28 per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

At November 30, 2014, our primary source of liquidity comes from our cash of approximately $517,000 which included approximately $121,000 held by our European subsidiaries. In addition, approximately 70% of our recurring annual maintenance billings are billed and/or collected in the second half of our fiscal year.

During the six month period ended November 30, 2014, the net cash used in operating activities totaled approximately $1.6 million as compared to approximately $1.8 million in the comparable prior period. The net loss for the six month period adjusted for non-cash expenditures used approximately $746,000 as compared to approximately $280,000 in the comparable prior period. The net change in current assets and liabilities used approximately $830,000 during the six month period ended November 30, 2014 composed primarily of a reduction in liabilities including accounts payable, accrued expenses and deferred maintenance revenue. The decline in the deferred maintenance revenue liability is cyclical with the majority of the annual maintenance contracts being billed in the third and fourth quarters of the fiscal year. The reduction in accounts payable and accrued expenses was primarily due to the normal payment on certain invoices from third party vendors that were accrued at fiscal year end and due in the first quarter of fiscal 2015.

Net cash used in investing activities for the six months ended November 30, 2014 was approximately $4,000 compared to cash provided by investing activities of approximately $2.3 million for the six months ended November 30, 2013 primarily composed of proceeds from the sale of the CADRA product line.

Net cash provided by financing activities totaled approximately $801,000. We received $750,000 from term loan borrowings, $320,000 from the holdback agreement and $820,000 in proceeds from the issuance of common stock. These transactions are more fully described immediately hereunder. These increases were partially offset by our repurchase of approximately 151,000 shares of common stock in exchange for $275,000 and principal payments of $770,000 on our outstanding term loans.

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation, as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments due over the next three years from Mentor in connection with their purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 due in October 2014, the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and was subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement. The indemnification period expired without any indemnification claims presented to the Company and the Holdback Payment of $320,000 was received on October 20, 2014; and

•

Up to an additional $706,000 (maximum Earn-Out Payments of $750,000 less initial payment of approximately $44,000 received in March 2014) due in three additional installments on each of April 1, 2015, 2016 and 2017. The actual amount due on each of those payment dates shall be equal to 10% of the actual revenue generated by Mentor from the CADRA product line during its fiscal years ended January 31, 2015, 2016 and 2017.

In the event whereby the total payments received from Mentor from the above described Holdback Payment and Earn-Out Payments are insufficient to fully satisfy all amounts due under the Note including principal and interest, the Company shall pay the remaining balance on April 1, 2017. In the event whereby these payments exceed the amounts due under the Note, such excess shall be the sole property of the Company.

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

On the occurrence and continuance of an event of default under the Note that is not cured after written notice from EssigPR, all or any part of the indebtedness under the Note may become immediately due at the option of EssigPR. Under the Note, events of default are (1) a default in the payment of any money owed by the Company to EssigPR under the Note or in any other transaction or (2) a default in the Company’s performance of any obligation to EssigPR under the Note or any other agreement between the two parties, whether such agreement is presently existing or entered into in the future. If the Company dissolves, becomes insolvent, or makes an assignment for the benefit of creditors, all such indebtedness under the Note shall become automatically due and payable.

EssigPR is owned by Joseph P. Daly, an affiliate of the Company who owns approximately 18.7% of the Company’s outstanding common stock as of January 10, 2015.

Issuance of Redeemable Common Stock. During the six months ended November 30, 2014, the Company issued 170,000 shares of redeemable common stock at $5.00 per share to five accredited investors. The transactions are described as follows:

On June 20, 2014, we issued 110,000 shares of SofTech common stock, par value $0.10 per share, in a direct private placement to Mr. Joseph P. Daly (the “Daly Purchase Agreement”). The terms of the Daly Purchase Agreement are as follows:

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

Upon the purchase of the new shares issued under the Daly Purchase Agreement, Mr. Daly owns 167,279 shares of Company common stock which represents approximately 18.7% of the 893,724 total common shares outstanding as of January 10, 2015.

Shares Sold in Private Placement. In four transactions during September and October 2014, the Company raised proceeds of $300,000 from the issuance of an aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to four accredited investors in separate private placement transactions.

These transactions were completed pursuant to securities purchase agreements with each of the investors, the material terms of which are as follows:

•

Number of Shares Sold: An aggregate of 60,000 shares of the Company’s common stock, par value $0.10 per share;

•

Purchase Price Per Share: The shares were sold to accredited investors at a purchase price of $5.00 per share in lots of 10,000 shares;

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

Repayment of our Loan Agreement with Prides Crossing Capital

In addition to the Note described above, as of November 30, 2014, we had $250,000 of outstanding indebtedness under our loan agreement with Prides Crossing Capital (“Prides Loan”). The terms of the Prides Loan are detailed in Note D to the unaudited financial statements herein. The Prides Loan was due and was paid in full on December 31, 2014.

Entering into the Note with EssigPR, repurchasing the 50,000 shares of Common Stock for $275,000 from certain investors of the Company pursuant to put options they exercised in June 2014 (as detailed in Note B to the financial statements herein) and repurchasing the 101,411 shares of common stock from Greenleaf in exchange for approximately $38,000 (as detailed in Note F to the financial statements herein) were transactions that were prohibited under the Amended Loan Agreement No. 2 without Prides’s prior written approval. While the Company disclosed each of these transactions to Prides prior to completing each transaction, no written authorization was provided by Prides. On August 8, 2014, the Company and Prides entered into Amended Loan Agreement No. 3 in an attempt to correct for this technical violation of the borrowing arrangements. Pursuant to Amended Loan Agreement No. 3, Prides provided consent to the completed transactions conditioned on the Company providing a security deposit of $300,000 and EssigPR entering into a subordination agreement.

Subsequent to entering into Amended Loan Agreement No. 3, the Company was unable to complete all of the conditions set forth in that agreement. In addition, the Company’s operating results for the fiscal quarter ended August 31, 2014 did not meet the required EBITDA under the Prides Loan. On October 29, 2014, the Company and Prides entered into Amended Loan Agreement No. 4 wherein the parties agreed to an accelerated principal repayment schedule as follows:.

October 31, 2014	$500,000
November 30, 2014	250,000
December 31, 2014	250,000
Total	$1,000,000

As part of that agreement, the minimum cash balance of $1 million that was required to be included in a specified cash account at the end of each calendar month was reduced dollar for dollar by the above principal payments when made. The cash collateral minimum balances were met during the quarter ending November 30, 2014 and each of the principal repayments were made on a timely basis along with the related interest payments due.

We believe that our cash on hand, together with future cash provided by operations will be sufficient to meet our capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

Not applicable.

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

As of the end of the period covered by this report (November 30, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 19, 2013, SolidWorks filed a complaint (the “Complaint”) against the Company in the United States District Court for the Eastern District of Texas Tyler Division alleging fraud and false assurances. The Complaint is connected to a patent infringement suit brought by Auto-Dimensions against SolidWorks in December 2012. The Company owned those patents in question and sold them to Auto-Dimensions in June 2012. SolidWorks was seeking reimbursement from the Company of attorneys’ fees and any judgments or settlement monies it may incur under the infringement suit, as well as punitive and multiple damages. In October, 2013, SolidWorks’ motion for change of venue from East Texas to Massachusetts was granted. In November 2014, SolidWorks and the Company dismissed all claims between them without prejudice with no payment due from the Company.

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

Our ProductCenter technology, which we acquired in 2003, manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. Revenue from our ProductCenter technology has been declining for several fiscal years due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions.

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

We may not be able to generate sufficient positive cash flow in the future to fund our operations and repay our indebtedness.

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

Our common stock is currently quoted on the OTCQB® market maintained by OTC Markets Group, Inc. under the symbol “SOFT”; however, our securities are currently highly illiquid, and subject to large swings in trading price, and are only traded on a sporadic and limited basis. Since the Recapitalization Transaction, the closing stock price has ranged from a low price of $1.00 per share to a high price of $4.95 per share. A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day. As a result, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price. Furthermore, you may not be able to resell your common stock regardless of how we perform and, if you are able to sell your common stock, you may receive less than your purchase price. As a result of these factors, an investment in our common stock may not suitable for investors who require short or medium term liquidity.

Our common stock may be considered “penny stock”, further reducing its liquidity.

Our common stock may be considered “penny stock”, which will further reduce the liquidity of our common stock. Trading in penny stocks is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock, thereby further reducing the liquidity of our common stock.

Penny stocks are equity securities with a market price below $5.00 per share other than a security (i) that is registered on a national exchange or included for quotation on the NASDAQ system, (ii) whose issuer has net tangible assets of more than $2,000,000 if it has been in continuous operation for greater than three years, or net tangible assets of more than $5,000,000 if it has been in continuous operation for less than three years or (iii) whose issuer has average revenue of at least $6,000,000 for the last three fiscal years.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•

a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•

all compensation received by the broker-dealer in connection with the transaction;

•

current quotation prices and other relevant market data; and

•

a monthly account statement reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

A small number of shareholders own a large number of shares thereby potentially exerting significant influence over us.

After considering the equity transactions described in Note B to the unaudited consolidated financial statements included in this Quarterly Report, the three members of our board of directors own approximately 37.4% of our outstanding shares. Two other shareholders together own 33.0% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We have taken advantage of some of these reduced disclosure obligations, and thus the information we provide shareholders may be different from what you might receive from other public companies in which you hold shares.

Risks Related to the CADRA Sale

A portion of the purchase price was deferred and we may not receive those payments.

Up to $750,000 of the total purchase price from the CADRA Sale will be based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. The Company has no obligation subsequent to the transaction date with regard to royalty payments. In March 2014, the Company received the first payment of approximately $44,000 under this deferred arrangement related to the period from the transaction date to January 31, 2014. Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA royalties pursuant to the Earn-Out Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Equity Securities

During the three months ended November 30, 2014, we issued a total of 60,000 shares of our common stock for an aggregate purchase price of $300,000, to four accredited investors pursuant to Securities Purchase Agreements described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, which descriptions are incorporated herein by reference . We intend to use the proceeds for working capital and other general corporate purposes. The offer and sale of securities in the private placements were made pursuant to Rule 506 under the Securities Act of 1933, as amended.

Issuers Repurchases of Equity Securities

During the three months ended November 30, 2014, we did not repurchase any shares of our common stock.

Item 6. Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 14, 2015	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 14, 2015	/s/ Joseph P. Mullaney
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

10.11	Amendment No.3 to Loan, Pledge and Security Agreement by and between Prides Crossing Capital Funding L.P. and SofTech, Inc. dated August 8, 2014 filed herein.
10.12	Amendment No.4 to Loan, Pledge and Security Agreement by and between Prides Crossing Capital Funding L.P. and SofTech, Inc. dated October 29, 2014 filed herein.
10.13	Securities Purchase Agreement by and between Joseph Daly and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).

10.14	Promissory Note by and between EssigPR, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).
10.15	Partnership Agreement by and between Essig Research, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 26, 2014).
10.16	Stock Purchase Agreement by and between Greenleaf Capital and SofTech, Inc. dated July 24, 2014 (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on October 7, 2014).
10.17	Short Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on October 7, 2014).
10.18	Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 filed herein.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document