Form 10-Q
period 2015-02-28
SOFTECH INC
filed 2015-04-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

The number of shares outstanding of registrant’s common stock at April 10, 2015 was 893,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	February 28,
	2015 (Unaudited)	May 31, 2014
ASSETS

Cash	$538	$1,209
Accounts receivable (less allowance for uncollectible accounts of $18 as of February 28, 2015 and May 31, 2014)	541	666
Holdback payment and earn-out payments from CADRA sale, current portion	283	547
Debt issuance costs, net	-	139
Prepaid and other assets	235	204

Total current assets	1,597	2,765

Property and equipment, net	65	95
Goodwill	948	948
Capitalized software development costs, net	336	319
Capitalized patent costs	108	106
Earn-out payments from CADRA sale, net of current portion	362	348
Other assets	143	143

TOTAL ASSETS	$3,559	$4,724

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Accounts payable	$132	$483
Accrued expenses	325	607
Deferred maintenance revenue	1,690	1,462
Capital lease, current	19	19
Current maturities of long-term debt	583	973

Total current liabilities	2,749	3,544

Capital lease, net of current portion	37	47
Long-term debt, net of current maturities	147	-
Other accrued liabilities	11	-

Total liabilities	2,944	3,591

Commitments and contingencies

Redeemable common stock, $0.10 par value, 170,000 and 50,000 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively.	1,190	275

Shareholders’ (deficit) equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 and 825,135 issued and outstanding at February 28, 2015 and May 31, 2014, respectively.
	73	83
Capital in excess of par value	27,026	27,338
Accumulated deficit	(27,388)	(26,081)
Accumulated other comprehensive loss	(286)	(482)
Total shareholders’ (deficit) equity	(575)	858

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,559	$4,724

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	February 28,	February 28,
	2015	2014

Revenue:
Products	$184	$426
Services	741	916
Total revenue	925	1,342

Cost of revenue:
Products	38	241
Services	392	325
Total cost of revenue	430	566

Gross margin	495	776

Research and development expenses	183	276
Selling, general and administrative expenses	592	835
Change in fair value of earn-out payments and holdback payment	(10)	-

Operating loss	(270)	(335)

Interest expense	31	10
Other expense (income), net	55	(6)

Net loss	$(356)	$(339)

Basic and diluted net loss per share:	$(0.40)	$(0.39)

Weighted average common and redeemable shares outstanding-basic and diluted	893,724	875,135

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine Months Ended
	February 28,	February 28,
	2015	2014

Revenue:
Products	$454	$1,042
Services	2,362	3,089
Total revenue	2,816	4,131

Cost of revenue:
Products	124	302
Services	1,183	897
Total cost of revenue	1,307	1,199

Gross margin	1,509	2,932

Research and development expenses	677	915
Selling, general and administrative expenses	1,953	2,582
Gain on CADRA sale	-	(649)
Change in fair value of earn-out payments and holdback payment	(70)	-

Operating (loss) income	(1,051)	84

Interest expense	158	203
Other expense (income), net	98	(28)

Net loss	$(1,307)	$(91)

Basic and diluted net loss per share:	$(1.47)	$(0.10)

Weighted average common and redeemable shares outstanding-basic and diluted	888,906	883,853

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	February 28,	February 28,
	2015	2014

Net loss	$(356)	$(339)

Other comprehensive income (loss):
Foreign currency translation adjustment	113	(35)

Comprehensive loss	$(243)	$(374)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine Months Ended
	February 28,	February 28,
	2015	2014

Net loss	$(1,307)	$(91)

Other comprehensive income (loss):
Foreign currency translation adjustment	198	(80)

Comprehensive loss	$(1,109)	$(171)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Nine Months Ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,307)	$(91)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	253	170
Gain on CADRA sale	-	(649)
Stock-based compensation	85	6
Non-cash interest expense	27	15
Change in fair value of warrant liability	-	(32)
Change in fair value of earn-out payments and holdback payment	(70)	-
Change in current assets and liabilities:
Accounts receivable	125	(243)
Prepaid expenses and other assets	(31)	179
Restricted cash	-	65
Accounts payable and accrued expenses	(617)	401
Deferred maintenance revenue	228	(135)
Net cash used in operating activities	(1,307)	(314)

Cash flows from investing activities:
Proceeds from sale of product line, net of direct expenses	-	2,432
Capital expenditures	(2)	(39)
Capitalized software development costs	(101)	(57)
Capitalized patent costs	(2)	(4)
Net cash provided by (used in) investing activities	(105)	2,332

Cash flows from financing activities:
Cost of repurchase of common stock	(37)	(63)
Cost of repurchase of redeemable common stock	(275)	-
Capitalized debt issuance costs	-	(32)
Borrowing under debt agreement	750	-
Repurchase of warrant liability	-	(19)
Proceeds from holdback agreement	320	-
Proceeds from issuance of common stock, net	820	-
Repayments under debt agreements	(1,020)	(1,700)
Repayments under capital lease	(10)	(11)
Net cash provided by (used in) financing activities	548	(1,825)

Effect of exchange rates on cash	193	(89)
Increase (decrease) in cash and cash equivalents	(671)	104
Cash and cash equivalents, beginning of period	1,209	1,188
Cash and cash equivalents, end of period	$538	$1,292

Supplemental disclosures of cash flow information:
Interest paid	$105	$205
Taxes paid	$2	$14

Noncash investing and financing activities:
Issuance of warrants	$-	$51
Purchase of property and equipment under capital lease	$-	$30
Accretion of redeemable common stock	$340	$-
Accrued investor fees	$30	$-

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

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended May 31, 2014 included in our Annual Report on Form 10-K (“Annual Report”), which was filed with the SEC on October 7, 2014. In the opinion of management, the consolidated financial statements include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods.

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $2.88 million paid on the closing date; (ii) $320,000 payable on the one year anniversary (the “Holdback Payment”) of the closing date (subject to any indemnification claims); and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business (the “Earn-Out Payments”), subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). The Holdback Payment of $320,000 was received on October 20, 2014. The Company has received Earn-Out Payments totaling $327,000 related to the period from October 18, 2013 through January 31, 2015.

Subsequent to the CADRA Sale, the Company continues to offer the CADRA technology as a reseller throughout Europe (except Germany) pursuant to a distribution agreement (the “Distributorship Agreement”) with Mentor. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

RECLASSIFICATIONS

Certain accounts in the financial statements for the three and nine month periods ended February 28, 2014 have been reclassified for comparative purposes to conform to the presentation in the current periods’ financial statements.

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

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software development costs in accordance with Accounting Standards Codification (“ASC”) 985-20, Software-Costs of Computer Software to Be Sold, Leased or Marketed and ASC 350-40, Intangibles-Goodwill and Other- Internal Use-Software. ASC 985-20 is applicable to costs incurred to develop or purchase software to be sold, leased or otherwise marketed as a separate product or as part of a product or process. ASC 350-40 is applicable to costs incurred to develop or obtain software solely to meet an entity’s internal needs and for which no substantive plan exists or is being developed to externally market the software. ASC 350-40 also covers technology that would be offered as a hosted solution.

Under ASC 985-20, costs that are incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.

Under ASC 350-40 there are three distinct stages associated with development software which include 1) preliminary project; 2) application development; and 3) post implementation-operation. Costs should be capitalized after each of the following has occurred:

•

The preliminary project stage has been completed;

•

Management with the relevant authority authorizes the project;

•

Management with the relevant authority commits to fund the project;

•

It is probable that the project will be completed; and

•

It is probable that the software will be used for the intended purpose.

Capitalization stops after the software is substantially complete.

Capitalized costs are amortized using the straight-line method over the estimated economic life of the product, generally three years. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when costs should begin to be capitalized under both standards as well as the technology’s economic life.

During the three months ended February 28, 2015, the Company capitalized approximately $101,000 of software development costs related to the development of its ecommerce product. No software development costs were capitalized during the three months ended February 28, 2014. For the nine months ended February 28, 2015, software development costs totaled approximately $101,000 as compared to $57,000 in the same period in fiscal 2014. Amortization expense related to capitalized software development costs for the three and nine months ended February 28, 2015 was approximately $28,000 and $84,000, respectively, as compared to approximately $23,000 and $71,000 for the comparable periods in the prior fiscal year.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note D. Total direct costs incurred in establishing this debt agreement were approximately $255,000, which was amortized over the term of the arrangement in accordance with ASC 470-50. Amortization expense related to debt issuance costs for the three and nine months ended February 28, 2015 was approximately $26,000 and $149,000, respectively, as compared to approximately $22,000 and $81,000 for the comparable periods in the prior fiscal year. The debt issuance costs were fully amortized during the three month period ended February 28, 2015.

The Loan Agreement was amended several times after May 31, 2013 as described in our Annual Report and in our Form 10-Q filed on January 14, 2015 with the SEC. The costs related to completing these amendments were expensed as incurred in conformity with ASC 470-50, Debt Modifications and Extinguishment.

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

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of February 28, 2015, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, holdback payment, earn-out payments, notes receivable, accounts payable and notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying value at February 28, 2015.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis include the Holdback Payment and Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of February 28, 2015, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $706,000. The actual amount to be received is dependent on the amount of CADRA revenue produced by Mentor for their fiscal years ended January 31, 2015, 2016 and 2017.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of February 28, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$645	$-	$-	$645
Total assets at fair value	$645	$-	$-	$645

The Holdback Payment and Earn-Out Payments are classified as current or non-current assets depending on their anticipated receipt by the Company. Subsequent to the end of the fiscal quarter ended February 28, 2015, Mentor paid the Company approximately $283,000 in Earn-Out Payments related to their fiscal year ended January 31, 2015 activity. This brings total Earn-Out Payments for the first fifteen full months since the CADRA Sale to approximately $327,000 of the maximum $750,000.

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the nine month period ended February 28, 2015:

(in thousands)
Fair value at May 31, 2014	$895
Change in fair value	70
Receipt of the Holdback Payment	(320)
Fair value at February 28, 2015	$645

The fair value of the asset at February 28, 2015 was approximately $645,000. The fair value of the Earn-Out Payments expected to be collected within one year have been classified as current assets. The fair value of the payments expected to be received beyond one year are included in long term assets in the accompanying consolidated balance sheet. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the unaudited Consolidated Statements of Operations for the three and nine months ended February 28, 2015 was approximately $10,000 and $70,000, respectively.

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

During the fourth quarter of fiscal 2014, we changed our accounting policy with regard to these payments to account for the proceeds at the fair value of the consideration received in accordance with ASC 810-10-40-5. The effects of this change have been made retrospectively to the current period consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections. Pursuant to the new policy, the Company estimated the fair value of Holdback Payment and the Earn-Out Payments on the date of the transaction and recognized the fair value as a component of the gain on sale as of the transaction date. The Holdback Payment and Earn-Out Payments will be adjusted to fair value at each reporting period with changes in the fair value of the asset reported as a component of operations in the unaudited Consolidated Statement of Operations. For more information, refer to the Company’s annual audited consolidated financial statements included in the Company’s Annual Report.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and nine month periods ended February 28, 2015, the Company recorded net losses from foreign currency related transactions of approximately $55,000, and $98,000, respectively, as compared to net gains of approximately ($6,000) and ($28,000), respectively, for the comparable periods in the prior fiscal year, to Other expense (income), net in the unaudited Consolidated Statements of Operations.

NET LOSS PER COMMON SHARE

For the three and nine month periods ended February 28, 2015, 1,991 and 995 options to purchase common shares, respectively, were anti-dilutive and were excluded from the basic and diluted earnings per share calculation. For the three and nine month periods ended February 28, 2014, 9,306 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any share subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for future awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of February 28, 2015, 144,500 stock options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2013	10,000	2.40	8.02	-
Granted	124,500	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(5,000)	1.11	-	-

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	27,500	1.33	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.84	-	-

Outstanding options at February 28, 2015	144,500	$1.78	8.77	$13,000

Exercisable at February 28, 2015	59,677	$1.82	8.09	$5,125

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

For the three and nine month periods ended February 28, 2015, the Company expensed approximately $25,000 and $85,000 of stock-based compensation, respectively, as compared to approximately $2,000 and $6,000 in the comparable prior periods.

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

During the three months ended November 30, 2014, the Company issued an additional 60,000 shares of the Common Stock at a purchase price of $5.00 per share to four accredited investors (collectively, the “New Investors”) in private placement transactions for total proceeds of $300,000. These transactions were completed pursuant to Securities Purchase Agreements (the “New Agreements”) entered into with each of the respective New Investors. In lieu of registration rights, each $50,000 investment entitles the New Investors to a fee (the “New Investors’ Fees”) of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The New Agreements also provide the New Investors with the right to require the Company to redeem the Common Stock held by such New Investors for $7.00 per share in cash for a 30 day period following the Payment Period. Upon completion of these transactions, the 60,000 shares of Common Stock issued pursuant to the New Agreements were recorded as redeemable common stock at its redemption value of $420,000 and accretion of $120,000 was recorded to additional paid in capital. The $30,000 related to the total New Investors’ Fees has been included in other liabilities.

The Company first assessed the redeemable Common Stock to determine whether each of these instruments should be accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. In that the put option is optionally redeemable by the holder, the Common Stock was not required to be accounted for as a liability. Next, the Company assessed each put option within the redeemable Common Stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the put option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the redeemable Common Stock in accordance with ASC 480-10-S99, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

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

C. GEOGRAPHICAL INFORMATION

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

	Three Month Periods Ended
Revenue:	February 28, 2015	February 28, 2014
North America	$809	$1,077
Europe	146	318
Asia	-	-
Eliminations	(30)	(53)
Consolidated Total	$925	$1,342

	Nine Month Periods Ended
Revenue:	February 28, 2015	February 28, 2014
North America	$2,350	$3,335
Europe	512	922
Asia	-	493
Eliminations	(46)	(619)
Consolidated Total	$2,816	$4,131

Long Lived Assets:	As of February 28, 2015	As of May 31, 2014
North America	$1,921	$1,916
Europe	41	43
Consolidated Total	$1,962	$1,959

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

On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and is due in full on April 10, 2015. EssigPR was awarded 5,000 stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised. The Short Term Note arrangement did not increase the total principal amount of debt owed to EssigPR. Rather, the arrangement had the effect of establishing new payoff terms for that portion of the debt owed to EssigPR under the Note.

EssigPR is owned by Joseph P. Daly an affiliate of the Company who owns approximately 18.7% of the outstanding shares.

PRIDES CROSSING CAPITAL

On May 10, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P., (“Lenders”). The Loan Agreement provided for a $2.7 million, three-year term loan (the “Loan”) with interest only payments until October 1, 2014. The terms of the Loan Agreement, including the amendment thereto, are described in our Annual Report and in our Form 10-Q filed on January 14, 2015 with the SEC. The final principal payment under the Loan Agreement was made on December 31, 2014 in accordance with its terms and all liens and encumbrances were released.

E. NOTE RECEIVABLE

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

F. STOCK PURCHASE AGREEMENT

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the consolidated financial statements included in our Annual Report. On August 8, 2014 the Company repurchased Greenleaf’s remaining 101,411 shares at $0.37 per share for a total of approximately $38,000.

G. CHANGES IN EQUITY

The changes in redeemable common stock for the nine months ended February 28, 2015 is as follows (in thousands):

	Redeemable Common Stock
	Shares	Amount
Balance as of May 31, 2014	50	$275
Issuance of redeemable common stock	170	850
Accretion of redeemable common stock	-	340
Repurchase of redeemable common stock	(50)	(275)
Balance as of February 28, 2015	170	$1,190

H. SUBSEQUENT EVENTS

On April 2, 2015, the Short Term Note between the Company and EssigPR was amended to extend the due date by three months from April 10, 2015 to July 10, 2015. The Company awarded EssigPR 2,500 stock options to purchase common shares with an exercise price of $1.00 per share and a ten year life. Such options were fully vested upon execution of the amendment.

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

•

raise new capital necessary to fund the development and launch of new product;

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. References in this report to the “Company,” “we,” “our,” and “us” refer to the registrant, SofTech, Inc., and its wholly owned subsidiaries.

The following discussion and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in the previously filed Form 10-K. This discussion includes forward-looking statements that involve risk and uncertainties.

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we describe below as the CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we describe below as the ProductCenter offering and our Connector technology. The CADRA technology is marketed by the Company in Europe (other than Germany) under the terms of a distribution agreement (the “Distributorship Agreement”) with Mentor Graphics Corporation (“Mentor”), which acquired that technology from us in October 2013. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements included in the Company’s form 10-K for the fiscal year ended May 31, 2014.

Since the Recapitalization Transaction described in Note A to the consolidated financial statements included in the Company’s 10-K for the fiscal year ended May 31, 2014 (the “Recapitalization Transaction”), the Company has also been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

Developing HomeView™ Technology

One such patent filed in 2012 described an information management system for the residential property market. During fiscal 2015 we have invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. Our plans are to offer this technology, under the name HomeView™, as a hosted solution wherein the software would reside on our servers. By the end of the second quarter we had completed the preliminary project stage and met the other conditions for capitalizing development costs under ASC 350-40. While this technology is aimed at the needs of the residential property market, the skillsets of our PLM engineers are very similar to the requirements for this technology. We expect to be testing the core functionality during the fourth quarter of fiscal 2015 with entities involved in the residential property market and expanding that testing during the summer.

ProductCenter

From fiscal years 2006 through 2014 our ProductCenter technology experienced year over year revenue declines. We identified multiple causes for this negative revenue trend including: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already had a long sales cycle, and (iii) uncertain economic conditions. During the third quarter of fiscal year 2015, ProductCenter revenue increased for the second straight quarter when compared with the same period in the prior fiscal year. For the nine months ended February 28, 2015, ProductCenter revenue increased 8.6% from the same period in the prior fiscal year.

The increased ProductCenter revenue has come from existing customers expanding the use of the technology. Specifically, we received purchase orders in fiscal 2015 totaling approximately $562,000 from two existing customers that have utilized the ProductCenter technology for more than a decade. For the nine months ended February 28, 2015, we have earned and recorded into revenue approximately $271,000 from those purchase orders and the remainder will be earned over the coming months. In addition to the aforementioned purchase orders, the ProductCenter maintenance renewal rates have improved as compared to the last few years. We had expected consulting revenue to increase based on the number and size of identified projects at the end of fiscal 2014, however, several of those projects have been delayed causing a year over year decline in that element of revenue.

It is uncertain whether the fiscal 2015 ProductCenter revenue increase is sustainable.

CADRA Sale

CADRA is a drafting and design software package for the professional mechanical engineer.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) payable on the one year anniversary of the closing date subject to any indemnification claims, (the “Holdback Payment”), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date (the “Earn-Out Payments”), based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). The Holdback Payment of $320,000 was received on October 20, 2014. No indemnification claims against the Company were made by Mentor during the period of indemnification which has now expired. Mentor has paid the Company $327,000 of the maximum $750,000 of Earn-Out Payments related to CADRA revenue generated by Mentor from the transaction date to January 31, 2015.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through January 31, 2016 on a non-exclusive basis. Under the new arrangement gross margin on software remained at 30% and the gross margin on support contracts increased from 30% to 35%. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale did not qualify for presentation as discontinued operations.

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

Distribution Activity

In connection with the CADRA Sale, we entered into a Distribution Agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, through its wholly-owned subsidiary in Italy, SofTech, Srl. As described above, we have extended this agreement on a non-exclusive basis through January 31, 2016. The margin to be earned by SofTech for this distribution activity pursuant to the existing Distributorship Agreement was consistent with the margin earned by distributors in the industry. In addition, we will continue to market and distribute third party technologies from Aras as we have since 2012.

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

As detailed above, under the caption “Overview—Developing HomeView™ Technology,” during fiscal year 2015 we have invested a substantial amount of time in pursuing a data management offering for the residential property market. The product idea was detailed in a patent filing in 2012 that has yet to be awarded. We expect to begin beta testing this technology during our fourth fiscal quarter with two entities involved in this market.

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

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets includes contingent Earn-Out Payments equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction (ending October 31, 2016). Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. For the period from October 16, 2013 through January 31, 2015, Mentor has reported Earn-Out Payments of approximately $327,000, all of which has been paid in accordance with the Earn-Out Agreement.

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

Our significant accounting policies are described in Note B to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended May 31, 2014. There have been no changes to the policies for the three and nine months ended February 28, 2015.

Results of Operations

Three and Nine Months Ended February 28, 2015, as Compared to Three and Nine Months Ended February 28, 2014

As described above, the Company sold its CADRA product line to Mentor in October 2013. Due to the Company’s continued involvement with the CADRA product line under the terms of the Distributorship Agreement, the transaction did not qualify for discontinued operations presentation in the financial statements. During the first nine months of fiscal 2015, the Company’s revenue included the CADRA revenue from its Italian subsidiary with margins of 30% per the Distributorship Agreement. The first quarter and half of the second quarter of the prior fiscal year was before the CADRA Sale therefore the Company’s revenue included CADRA’s worldwide revenue. As a result, the comparative financial statements presented below may be less meaningful due to the change in ownership in the CADRA technology.

During the fourth quarter of fiscal 2014, the Company changed its accounting policy with regard to certain deferred payments related to the CADRA Sale. As a result of that change in accounting policy, the Company has restated the operating results for the three and nine month periods ended February 28, 2014 in accordance with ASC 810-10, Consolidations.

The table below presents the comparative statements of operations for the three month periods ended February 28, 2015 and February 28, 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28, 2015	February 28, 2014	Change in $	Change in %
Revenue:
Products	$184	$426	$(242)	(56.8)%
Services	741	916	(175)	(19.1)
Total revenue	925	1,342	(417)	(31.1)

Cost of revenue:
Products	38	241	(203)	(84.2)
Services	392	325	67	20.6
Total cost of revenue	430	566	(136)	(24.0)

Gross margin	495	776	(281)	(36.2)

Research and development expenses	183	276	(93)	(33.7)
Selling, general and administration expenses	592	835	(243)	(29.1)
Change in fair value of earn-out payments and holdback payment	(10)	−	(10)	−

Operating loss	(270)	(335)	(65)	(19.4)

Interest expense	31	10	21	210.0
Other expense (income), net	55	(6)	61	1016.7

Net loss	$(356)	$(339)	$(17)	(5.0)%

The table below presents the comparative statements of operations for the nine month periods ended February 28, 2015 and February 28, 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 28, 2015	February 28, 2014	Change in $	Change in %
Revenue:
Products	$454	$1,042	$(588)	(56.4)%
Services	2,362	3,089	(727)	(23.5)
Total revenue	2,816	4,131	(1,315)	(31.8)

Cost of revenue:
Products	124	302	(178)	(58.9)
Services	1,183	897	286	31.9
Total cost of revenue	1,307	1,199	108	9.0

Gross margin	1,509	2,932	(1,423)	(48.5)

Research and development expenses	677	915	(238)	(26.0)
Selling, general and administration expenses	1,953	2,582	(629)	(24.4)

Gain on CADRA Sale	−	(649)	649	−
Change in fair value of earn-out payments and holdback payment	(70)	−	(70)	−

Operating (loss) income	(1,051)	84	(1,135)	(1351.2)

Interest expense	158	203	(45)	(22.2)
Other expense (income), net	98	(28)	126	450.0

Net loss	$(1,307)	$(91)	$(1,216)	(1336.3)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended February 28, 2015 and February 28, 2014:

	Items as a percentage of revenue
	February 28,	February 28,
	2015	2014
Revenue:
Products	19.9%	31.7%
Services	80.1	68.3
Total revenue	100.0	100.0

Cost of revenue:
Products	4.1	17.9
Services	42.4	24.2
Total cost of revenue	46.5	42.2

Gross margin	53.5	57.8

Research and development expenses	19.8	20.6
Selling, general and administrative expenses	64.0	62.2
Change in fair value of earn-out payments and holdback payments	(1.1)	−

Operating loss	(29.2)	(25.0)

Interest expense	3.4	0.7
Other expense (income), net	5.9	(0.4)

Net loss	(38.5)%	(25.3)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the nine month periods ended February 28, 2015 and February 28, 2014:

	Items as a percentage of revenue
	February 28,	February 28,
	2015	2014
Revenue:
Products	16.1%	25.2%
Services	83.9	74.8
Total revenue	100.0	100.0

Cost of revenue:
Products	4.4	7.3
Services	42.0	21.7
Total cost of revenue	46.4	29.0

Gross margin	53.6	71.0

Research and development expenses	24.0	22.1
Selling, general and administrative expenses	69.4	62.5
Gain on CADRA Sale	−	(15.7)
Change in fair value of earn-out payments and holdback payment	(2.5)	−

Operating (loss) income	(37.3)	2.0

Interest expense	5.6	4.9
Other expense (income), net	3.5	(0.7)

Net loss	(46.4)%	(2.2)%

Revenue

The following table summarizes total revenue by product line for the three month periods ended February 28, 2015 and February 28, 2014 (in thousands, except percentages):

	February 28,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$783	$650	$133	20.5%
CADRA	80	542	(462)	(85.2)
Other	62	150	(88)	(58.7)
Total	$925	$1,342	$(417)	(31.1)%

The following table summarizes total revenue by product line for the nine month periods ended February 28, 2015 and February 28, 2014 (in thousands, except percentages):

	February 28,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$2,301	$2,119	$182	8.6%
CADRA	366	1,807	(1,441)	(79.7)
Other	149	205	(56)	(27.3)
Total	$2,816	$4,131	$(1,315)	(31.8)%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the three and nine month periods ended February 28, 2015 as compared to the same periods in fiscal 2014.

Product Revenue

Product revenue for the three and nine months ended February 28, 2015 was approximately $184,000 and $454,000, as compared to approximately $426,000 and $1,042,000 for the same period in the prior fiscal year, a decrease of about 56.8% and 56.4%, respectively.

The table below details product revenue by product line for the three month periods ended February 28, 2015 and 2014 (in thousands, except percentages):

	February 28,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$177	$43	$134	311.6%
CADRA	4	383	(379)	(99.0)
Other	3	-	3	−
Total	$184	$426	$(242)	(56.8)%

The table below details product revenue by product line for the nine month periods ended February 28, 2015 and 2014 (in thousands, except percentages):

	February 28,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$422	$153	$269	175.8%
CADRA	29	881	(852)	(96.7)
Other	3	8	(5)	(62.5)
Total	$454	$1,042	$(588)	(56.4)%

As detailed in the tables above, our product revenue for ProductCenter for the three and nine month periods ended February 28, 2015 increased significantly as compared to the same periods in the prior fiscal year. The increases resulted from additional license seats purchased by two existing customer. It is difficult for us to assess whether this increased licensing activity will continue in future periods.

Product revenue from the CADRA technology decreased by approximately 99% and 97% during the three and nine month periods ended February 28, 2015. This decrease is the direct result of the CADRA Sale during the second quarter of the prior fiscal year. In the quarter ended February 28, 2014, a significant CADRA order was received from our largest U.S. CADRA customer, Sikorsky. This order was identified during the negotiations for the CADRA Sale and the Company was able to take the order if placed within the one year period following the transaction. During the third quarter of fiscal 2015, we continued to offer this technology under the terms of the aforementioned Distributorship Agreement in Europe (other than Germany).

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology.

The table below summarizes service revenue by product line for the three months ended February 28, 2015 and 2014, (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$607	$608	$(1)	(0.2)%
CADRA	75	158	(83)	(52.5)
Other	59	150	(91)	(60.7)
Total	$741	$916	$(175)	(19.1)%

The table below summarizes service revenue by product line for the nine months ended February 28, 2015 and 2014, (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$1,880	$1,967	$(87)	(4.4)%
CADRA	336	923	(587)	(63.6)
Other	146	199	(53)	(26.6)
Total	$2,362	$3,089	$(727)	(23.5)%

Maintenance revenue was approximately $587,000 and $1,836,000 for the three and nine month periods ended February 28, 2015, as compared to $670,000 and $2,399,000 for the same period in the prior fiscal year, a decline of about 12.4% and 23.5%, respectively. The CADRA Sale, which was completed at the mid-point of the second quarter of the prior fiscal year, was wholly responsible for this maintenance revenue decline. ProductCenter maintenance revenue increased by 3.2% and 1.8% for the three and nine month periods ended February 28, 2015, respectively, compared to the same period in the prior fiscal year due to improved renewal rates.

Consulting revenue was approximately $154,000 and $526,000 for the three and nine months ended February 28, 2015, respectively, a decrease of approximately 37% and 24%, from the same period in the prior fiscal year. We previously anticipated that consulting revenue would increase in fiscal 2015 from 2014 given the number of large outstanding proposals at the beginning of the fiscal year. These projects have not closed on the expected timetable from the beginning of the fiscal year, but we continue to see increased activity surrounding proposals and new projects.

Subscription revenue for our Connector technology is included in “Other” service revenue above. Subscription revenue was $30,000 and $79,000 for the three and nine month periods ended February 28, 2015, respectively, as compared to $23,000 and $47,000 for the same periods in the prior fiscal year. In the three and nine month periods in the prior fiscal year the Company’s German office earned maintenance revenue as a reseller of a CAM technology which was grouped in “other” service revenue. The Company no longer supports that third party technology.

Gross Margin

Gross margin as a percentage of revenue was 53.5% and 53.6 % for the three and nine month periods ended February 28, 2015, respectively, as compared to 57.8% and 71.0% in the same periods in the prior fiscal year. In fiscal 2015, we offered the CADRA product line under the Distributorship Agreement wherein we purchase software licenses and maintenance agreements from Mentor at 30% gross margin. For the first five and a half months of fiscal 2014, we owned that technology outright. This change that resulted from the CADRA Sale accounted for nearly the entire decline in gross margin.

Research and Development Expenses

Research and development expenses were approximately $183,000 and $677,000 for the three and nine month periods ended February 28, 2015, respectively, as compared to approximately $276,000 and $915,000 in the comparable periods in fiscal 2014. The CADRA Sale and the resulting headcount reductions accounted for the majority of these decreases in R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $592,000 and $1,953,000 for the three and nine month periods ended February 28, 2015, respectively, as compared to approximately $835,000 and $2,582,000 for the comparable periods in fiscal year 2014, a decrease of approximately 29.1% and 24.4%, respectively. The closing of our German subsidiary was responsible for approximately $10,000 and $210,000 for the three and nine month periods ended February 28, 2015, respectively, of that reduction. The reduced headcount and spending related to the CADRA Sale accounted for savings of approximately $101,000 and $157,000 for the three and nine month periods ended February 28, 2015, respectively. In addition, legal expenditures declined by $80,000 and $163,000, respectively,  for the three and nine month periods ended February 28, 2015 as compared to the same period in fiscal 2014.

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

During the three and nine month periods ended February 28, 2015, the fair value of the Holdback Payment and the Earn-Out Payments increased by approximately $10,000 and $70,000, respectively, based on an independent valuation.

Interest Expense

Interest expense for the three and nine month periods ended February 28, 2015 was approximately $31,000 and $158,000, respectively, as compared to approximately $10,000 and $203,000 for the comparable periods in the prior fiscal year. During the third quarter in fiscal 2014, the Company repurchased certain warrants from our lender that had previously been issued and recorded a gain of $36,000 that reduced interest expense. Interest expense on our outstanding borrowings decreased by approximately 46% for both the three and nine month periods in the current fiscal year as compared to fiscal 2014. This decreased interest expense was due to significantly lower average borrowing balances in 2015 and a significant reduction in our weighted average borrowing rate. Our average debt outstanding during the three and nine month periods ended February 28, 2015 was approximately 19% and 35%, respectively, lower than the same periods in the prior fiscal year. In addition, our weighted average borrowing rate was reduced from 14% for both periods in fiscal 2014 to 10% and 12%, respectively, for the three and nine month periods ended February 28, 2015.

Net Loss

The net loss for the three and nine month periods ended February 28, 2015 was approximately ($356,000) and ($1,307,000) or ($0.40) and ($1.47) per share, respectively, as compared to the net loss of approximately ($339,000) and ($91,000) or ($0.39) and ($0.10) per share, respectively, for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

At February 28, 2015, our primary source of liquidity comes from our cash of approximately $538,000 which included approximately $128,000 held by our European subsidiaries. In addition, approximately 70% of our recurring annual maintenance billings are billed and/or collected in the second half of our fiscal year.

During the nine month period ended February 28, 2015, the net cash used in operating activities totaled approximately $1.3 million as compared to approximately $314,000 in the comparable prior period. The net loss for the nine month period adjusted for non-cash expenditures used approximately $1.0 million as compared to approximately $581,000 in the comparable prior period. The net change in current assets and liabilities used approximately $295,000 during the nine month period ended February 28, 2015 composed primarily of a reduction in liabilities including accounts payable and accrued expenses offset by an increase in deferred maintenance revenue.

Net cash used in investing activities for the nine months ended February 28, 2015 was approximately $105,000 compared to cash provided by investing activities of approximately $2.3 million for the nine months ended February 28, 2014. In the current fiscal year the Company capitalized development costs related to its new data management technology for the residential property market which accounted for most of the cash used in investing activities. In the prior fiscal year, the CADRA Sale was responsible for the cash provided by investing activities.

Net cash provided by financing activities totaled approximately $548,000. We received $750,000 from term loan borrowings, $320,000 from the Holdback Payment and $820,000 in net proceeds from the issuance of common stock. These transactions are more fully described immediately hereunder. These sources of cash were partially offset by our repurchase of approximately 151,000 shares of our common stock in exchange for $312,000 and principal payments of $1,020,000 on our outstanding term loans. In fiscal 2014 financing activities used $1.8 million in cash which was composed primarily of $1.7 million in debt repayment and $63,000 related to the repurchase of 170,000 shares of our common stock.

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation, as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments in connection with Mentor’s purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 due in October 2014, the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and was subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement. The indemnification period expired without any indemnification claims presented to the Company and the Holdback Payment of $320,000 was received on October 20, 2014; and

•

Up to an additional $706,000 as of February 28, 2015 (maximum Earn-Out Payments of $750,000 less initial payment of approximately $44,000 received in March 2014). Subsequent to the end of the fiscal quarter ended February 28, 2015, Mentor paid the Company approximately $283,000 for the Earn-Out Payment related to their fiscal year ended January 31, 2015. This payment was remitted to EssigPR as a paydown on the Note.

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

On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and is due in full on April 10, 2015. EssigPR was awarded 5,000 stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised. The Short Term Note arrangement did not increase the total principal amount of debt owed to EssigPR.  Rather, the arrangement had the effect of establishing new payoff terms for that portion of the debt owed to EssigPR under the Note.

On April 2, 2015, the Short Term Note was amended to extend the due date by three months from April 10, 2015 to July 10, 2015.

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

Repayment of our Loan Agreement with Prides Crossing Capital

On December 31, 2014, we repaid in full all of the outstanding indebtedness under our loan agreement with Prides Crossing Capital (“Prides Loan”) and Prides Crossing Capital’s security interest in the Company’s assets was terminated. The terms of the Prides Loan are detailed in Note D to the unaudited financial statements included with our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

Capital Requirements

As detailed above, under the caption “Overview – Developing HomeView™ Technology”, the Company has made a significant investment during fiscal year 2015 in the development of a new technology addressing the residential property market. We expect to begin beta testing of that solution during our fourth fiscal quarter and, if that testing goes according to plan, we will expand the testing during the summer followed by full commercial launch. The Company will require additional capital to properly launch this technology once testing is complete, most certainly less than twelve months from the filing date of this Form 10-Q.

The Company has begun investigating various alternatives for raising this needed capital. While debt is one of those alternatives, the Company believes that some form of equity infusion is more appropriate given that the new product has not yet demonstrated market acceptance or proven its revenue model.

Another alternative to selling additional common shares or incurring debt is to raise the necessary capital through the sale of one or more of the Company’s existing revenue producing product lines. While no decision has been made on the best alternative available and any capital raising activity must factor in the results from the beta testing and the impact those results will have on the timetable for commercial launch, we currently believe that the necessary capital will be accessible to us on reasonable terms. However, this assessment is based on our current understanding of the residential property market, the opportunity our solution has to solve a vexing problem in that marketplace and the successful development of our software solution. There can be no assurance that we can raise the necessary capital on reasonable terms. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product would be negatively impacted.

Off-Balance Sheet Arrangements

Not applicable.

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

As of the end of the period covered by this report (February 28, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We will need additional capital to continue to develop and launch our HomeView™ technology and launch this new product.

We generated positive cash flow as measured by EBITDA, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 to develop a new product for the residential property market has resulted in current year cash losses that have been funded by our balance sheet, sales of common stock and limited additional borrowings. As beta testing is completed on our new product offering, additional capital will be required for the commercial launch. There can be no assurance that the capital needed will be available or if the terms will be reasonable.

Continued revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

We have experienced consolidated revenue declines for nearly a decade.

Our ProductCenter technology, which we acquired in 2003, manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. Until recently revenue from our ProductCenter technology had been declining for several fiscal years. We attribute this historical decline to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The increase in ProductCenter revenue in fiscal 2015 as compared to 2014 has resulted from existing customers expanding their use of the technology. It is difficult for the Company to determine if the current year revenue increase is sustainable.

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

As of May 31, 2014, we had approximately $20 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused. We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. We previously maintained a tax benefits preservation plan with respect to our NOLs, which expired in February 2015.

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

Up to $750,000 of the total purchase price from the CADRA Sale is based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. The Company has no obligation subsequent to the transaction date with regard to royalty payments. In March 2014 and 2015, the Company received the first two payments totaling approximately $327,000 under this deferred arrangement related to the period from the transaction date to January 31, 2015. Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA royalties pursuant to the Earn-Out Agreement.

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

SOFTECH, INC.

Date: April 14, 2015	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 14, 2015	/s/ Joseph P. Mullaney
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

10.11

Amendment No.3 to Loan, Pledge and Security Agreement by and between Prides Crossing Capital Funding L.P. and SofTech, Inc. dated August 8, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.12

Amendment No.4 to Loan, Pledge and Security Agreement by and between Prides Crossing Capital Funding L.P. and SofTech, Inc. dated October 29, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.13	Securities Purchase Agreement by and between Joseph Daly and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).
10.14	Promissory Note by and between EssigPR, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).
10.15	Partnership Agreement by and between Essig Research, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 26, 2014).
10.16	Stock Purchase Agreement by and between Greenleaf Capital and SofTech, Inc. dated July 24, 2014 (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on October 7, 2014).
10.17	Short Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on October 7, 2014).
10.18	Amendment Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated April 2, 2015 filed herein.
10.19

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

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