Form 10-K
period 2015-05-31
SOFTECH INC
filed 2015-08-31
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2015

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

Yes      . No  X .

The aggregate market value of our voting stock held by non-affiliates was approximately $589,651 on November 30, 2014 based on the last reported sale price of our common stock on the Over the Counter Bulletin Board QB market tier on November 25, 2014.

The number of shares outstanding of registrant’s common stock at August 24, 2015 was 893,724 shares.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2015

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

•

raise new capital necessary to fund the development and launch of our new product;

•

generate sufficient cash flows from our operations or other sources to fund our working capital needs and growth initiatives;

•

maintain good relationships with our lender;

•

comply with the requirements of our loan agreement;

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

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. Subsequently, the Company repurchased 271,411 shares of its common stock from Greenleaf which represented all of its equity holdings in SofTech.

A core tenet of the management team’s strategy following the Recapitalization Transaction has been to actively consider ways to monetize some or all of the Company’s assets and to pursue new strategic initiatives, including in new industries, such as potential business combinations, sale transactions, new product development and/or strategic partnerships. The Company has taken a number of steps consistent with the implementation of this strategy, including the sale of the Company’s AMT and CADRA product lines, the sale of its PLM related patents, the filing and acquisition of new patents and the development of the new product offerings, namely Connector and HomeView™. Following the sale of its CADRA product line (as described below), the Company has been focused on restructuring its business to enable it to successfully operate as a significantly smaller company and will continue to seek new sources of revenue and new strategic initiatives, including in new industries, such as eCommerce.

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

HomeView

HomeView is a secure, intelligent home asset management and maintenance system. HomeView allows homeowners to create a virtual home manual that logs, manages and tracks personal assets and home attributes. Home ownership is made easier by managing user manuals, warranty periods, service records, maintenance reminders and other projects with HomeView. This product offering is still in its development phase. We have been testing it with a limited number of consumers. A commercial launch is expected during fiscal year 2016.

CADRA

CADRA is a drafting and design software package for the professional mechanical engineer.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) of which was paid on the one year anniversary of the closing date, and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). Through May 31, 2015, the Company has received approximately $327,000 under the terms of the Earn-Out Agreement.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor that allowed us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a gross margin ranging between thirty (30%) and thirty-five percent (35%). In addition, for the one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale did not qualify for presentation as discontinued operations. The Distributorship Agreement for Europe (except Germany) was extended on a non-exclusive basis with gross margins of between thirty (30%) and forty (40%) percent (dependent of the type of revenue and annual volumes) through January 31, 2016. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014.

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

Our CAD and PLM technology offerings compete against product offerings from companies such as Parametric Technology Corporation (“PTC”), Dassault Systemes SolidWorks (“SolidWorks”), Siemens, Inc. (“Siemens”) and Autodesk, Inc. (“Autodesk”) that together dominate the PLM market. In addition to these billion dollar revenue companies, there are numerous other technologies offered by smaller entities that we also compete against.

Our service offerings, which include consulting, training and discrete engineering services, compete with offerings by all of the large PLM companies noted above, small regional engineering services companies and the in-house capabilities of our customers.

Our HomeView technology has not yet commercially launched, however, we expect to do so in fiscal 2016. There are a significant number of technology companies that are competing in the residential property market especially related to home automation products and services as well as the Internet of Things, a way of describing connecting such things as appliances and other assets and items to the internet. There are many software applications available for download that allow a consumer to organize the things they own and even some that alert the homeowner to maintenance needs. Until such time as we launch the product it is difficult to identify those participants in the market for whom we will be a competitor and those for whom we will be a likely partner.

Personnel

As of May 31, 2015, we employed 27 persons, 26 on a full time basis and 1 part time.

Backlog

Backlog as of May 31, 2015 was approximately $645,000 as compared to $311,000 as of May 31, 2014. Deferred revenue, consisting primarily of software maintenance services to be performed over the subsequent twelve month period, totaled approximately $1,732,000 and $1,462,000 at May 31, 2015 and 2014, respectively.

Research and Development

We have approximately 7 product development engineers in our research and development groups located in Massachusetts and Michigan. In fiscal years 2015 and 2014, we incurred research and development expense of approximately $894,000 and $1.2 million, respectively, related to the development of our technology and products. In fiscal years 2015 and 2014, we capitalized approximately $202,000 and $57,000, respectively, of direct costs related to the development of new products.

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

Governmental Regulation

We export our products throughout the world, and thus we are subject to Federal Export Regulations. We believe we comply with all such regulations. Although our non-U.S. based revenue was approximately 19.4% of total revenue in 2015, we do not view these regulations as particularly onerous nor are the compliance costs material to our operations.

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

Risks Related to Our Business

Following the sale of the CADRA business in October 2013, we have been and will continue to restructure our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and new strategic initiatives. SofTech operating results subsequent to the sale of the CADRA business may not be profitable, and we may be unsuccessful in developing new business opportunities.

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

We generated positive cash flow as measured by EBITDA, a non-GAAP measure, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 to develop a new product for the residential property market has resulted in current year cash losses that have been funded by our balance sheet, sales of common stock and limited additional borrowings. As beta testing is completed on our new product offering, additional capital will be required for the commercial launch. There can be no assurance that the capital needed will be available or if the terms will be reasonable. If we are unable to raise additional capital we may not be able to fully implement our marketing plans for HomeView potentially limiting its consumer adoption.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity.

The Company had a cash balance of approximately $310,000 as of May 31, 2015. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

Our HomeView product when launched during fiscal 2016 may not gain enough market acceptance to warrant continued investment.

We have made a substantial investment in pursuing the HomeView product idea especially during fiscal year 2015. If we are able to raise the additional capital we need to launch the technology, we expect that investment to continue and possibly increase in fiscal 2016. While our analysis supports the need for this kind of technology in the residential property market, there can be no assurance that HomeView will gain the number of users required to warrant the continued investment.  Failure to gain market acceptance may lead to the write off of the investment made in HomeView through a charge to income.

Continued revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

We have experienced consolidated revenue declines each fiscal year since 2006. The revenue declines for fiscal years 2014 and 2015, however, were primarily due to the CADRA Sale that was completed four months into fiscal year 2014.

Revenue from our ProductCenter technology declined for eight straight fiscal years from fiscal year 2006 through fiscal year 2014. In fiscal year 2015, ProductCenter revenue increased by 14.6% compared to the prior fiscal year and the backlog, pipeline of active deals and Q1 contract awards indicate that the double digit revenue growth will continue for fiscal 2016. The revenue declines described above were due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The increase in ProductCenter revenue in fiscal 2015 as compared to 2014 has resulted from existing customers expanding their use of the technology. It is difficult for the Company to determine if the current year revenue increase is sustainable.

Subscription revenue from our Connector technology increased by 108.3% from fiscal 2014 to 2015. We added ten (10) new customers and we hope to continue to build on that momentum. This solution is offered only as a subscription which makes revenue growth a more likely event year-over-year as compared to the perpetual license model employed with our ProductCenter technology. The customers for our Connector technology are Aras Innovator (a third party PLM solution) users that have already made the investment in that technology and are now trying to get more functionality from that investment. It is our understanding that Aras Innovator continues to grow at a much faster rate than the overall PLM market which provides us with an opportunity to continue to grow our Connector revenue.

While the recent revenue trend for ProductCenter is encouraging and the market acceptance for our Connector technology is building, we do not have enough broad based momentum from either technology to yet be able to definitively conclude that our historical revenue declines are behind us.

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

We utilize third party vendors to provide certain software and utilities which help us to continue to develop and support ProductCenter customers with their integrations from ProductCenter to their respective CAD solutions. These agreements are subject to termination at will by the vendors, and, if terminated, we would need to seek alternative methods of providing continuing support to our existing customers and an alternative solution to meet the needs of prospective customers, which could have a material adverse effect on future performance. For example, in July 2007, we were informed that our agreement with one such vendor, PTC, was not going to be extended beyond its renewal date of January 31, 2008. Thus the agreement with PTC has since expired. A significant number of our current ProductCenter customers utilize PTC’s proprietary CAD technology. We continue to support our current customers who are utilizing PTC’s CAD solution with a customer specific consulting solution. While this customer specific consulting solution has allowed us to retain the majority of our customers utilizing PTC’s CAD tool, it has precluded us from proposing our solution to new customers using that CAD technology. Our inability to offer our solution to new customers utilizing PTC’s technology or similar restrictions that could result from any future terminations of similar agreements with other vendors could have an adverse effect on our future revenues.

Our ability to use our federal and state net operating loss carryforwards (“NOLs”) to reduce taxable income generated in the future could be substantially limited or eliminated.

As of May 31, 2015, we had approximately $21 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused. We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. We previously maintained a tax benefits preservation plan with respect to our NOLs, which expired in February 2015.

Our quarterly results may fluctuate making our future revenue and financial results difficult to predict.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our quarterly revenue may fluctuate significantly for several reasons including: the timing and success of introductions of any new products or product enhancements or those of our competitors; uncertainty created by changes in the market; variations in the size and timing of individual orders; competition and pricing; seasonality; and customer order deferrals or cancellations as a result of general economic conditions or industry decline. Furthermore, we have often recognized a substantial portion of our product revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in the latter part of that quarter and revenues from any future quarter are not predictable with any significant degree of accuracy. We typically do not experience order backlog; our significant fiscal year-end 2015 backlog being atypical. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the fiscal years ended May 31, 2015 and 2014, North America accounted for approximately 81% and 67%, Europe for approximately 19% and 23% and Asia for approximately zero and 10% of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

As of August 24, 2015, the three members of our board of directors beneficially own approximately 33.5% of our outstanding shares. Two other shareholders together beneficially own approximately 33.8% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

Up to $750,000 of the total purchase price from the CADRA Sale is based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. The Company has no obligation subsequent to the transaction date with regard to royalty payments. In March 2014 and 2015, the Company received the first two royalty payments totaling approximately $327,000 under this deferred arrangement related to the period from the transaction date to January 31, 2015. The Company is due two additional royalty payments under the Earn-Out Agreement based on CADRA revenues generated between February 1, 2015 and October 31, 2016 (the “Remaining Royalty Period”). Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA royalties pursuant to the Earn-Out Agreement.

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of May 31, 2015, the Company estimated the fair value of these future payments at $376,000 and are subject to adjustment each fiscal quarter based on an independent third party valuation. The maximum royalty that could be received by the Company is $423,000.

There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of May 31, 2015. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings. CADRA annualized revenue would have to average approximately $2.417 million over the Remaining Royalty Period to maximize the royalty payments. For Mentor’s most recently completed full fiscal year, CADRA revenue was approximately $2.835 million.

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

Closure of the office located in Germany

Our office located in Germany was focused exclusively on selling and supporting the CADRA product line. During fiscal year 2014, the Company closed this office and ceased operating in that country. We believe we have satisfied and/or accrued for all material obligations related to that closure including satisfying all employment related obligations to our former employees, however, the risk of identification of additional liabilities does exist.

Mentor did not assume any of the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Mentor did not assume all of the liabilities associated with the CADRA business. Certain liabilities remained with the Company post-closing. For example, Mentor only assumed customer support obligations related to certain assigned contracts and obligations for performance under contracts that arise after the closing, and did not assume liability for any obligation or breach by the Company that occurred or arose prior to the closing. While the Company believes that it has adequately accrued for these liabilities or is adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We are headquartered in Lowell, MA and maintain a sales and support office in Milan, Italy all of which are leased facilities. We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB® market maintained by OTC Markets Group, Inc. under the symbol “SOFT". The following table sets forth the high and low closing price for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2015
First Quarter	$2.40	$1.25
Second Quarter	2.80	1.40
Third Quarter	1.93	1.45
Fourth Quarter	1.55	1.10
Fiscal Year Ended May 31, 2014
First Quarter	$2.25	$1.77
Second Quarter	2.55	1.51
Third Quarter	4.95	1.50
Fourth Quarter	2.35	1.80

On August 24, 2015, the last reported sale price of our common stock was $1.34 per share. As of August 24, 2015, there were 893,724 shares of our common stock outstanding held by approximately 102 holders of record, and we had outstanding options to purchase an aggregate of 147,000 shares of common stock, with a weighted average exercise price of $1.77 per share.

Dividend Policy

We have not paid any cash dividends on our common stock since 1997, and we have no present intention to pay any cash dividends again in the future.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2015, regarding our 2011 Equity Incentive Plan, (“2011 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders(1)	147,000	$1.77	3,000
Equity compensation plans not approved by security holders	-	-	-
Total	147,000	$1.77	3,000

(1)

As of May 31, 2015, 78,907 options were exercisable. For additional information, see “EXECUTIVE COMPENSATION – SofTech Equity Incentive Plans”.

Recent Sale of Unregistered Securities

Not Applicable

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2015, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company”, as defined by the SEC, and are not required to provide the information required by this Item.

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

During fiscal 2015, the Company developed a new data management product for the residential property market called HomeView™. The solution is based on a patent filed by the Company in December 2012. We expect to launch the product during fiscal 2016.

In March 2011, the current management team (CEO and VP of Business Development) completed a transaction (the “Recapitalization Transaction”) in which a group of eight investors purchased 39% of the Company’s common stock, arranged for debt facilities of $3.2 million and negotiated for a $7.6 million debt reduction from Greenleaf Capital, Inc. (“Greenleaf”), at that time, the Company’s sole lender and largest shareholder. Subsequent to the Recapitalization Transaction the Company purchased all of Greenleaf’s 271,411 shares in Company common stock and retired them.

A core tenet of the management team’s strategy following the Recapitalization Transaction has been to actively consider ways to monetize some or all of SofTech’s assets and to pursue new strategic initiatives, such as potential business combinations, sale transactions, development of new product offerings, filing of new patent ideas and strategic partnerships.

Since the Recapitalization Transaction, the Company has taken the following actions consistent with this strategy:

•

Sold the AMT product line in May 2011 in exchange for cash;

•

Sold the existing CAD and PLM patents in June and September 2012 in exchange for cash and a percent of future funds recovered;

•

Filed three patents and acquired the rights to another;

•

Developed and launched the Connector product line described hereunder;

•

Sold the CADRA product line in October 2013 in exchange for cash and a percent of future revenues; and

•

Developed a new data management product for the residential property market called HomeView.

The above actions have allowed the Company to improve its liquidity by reducing its outstanding debt. The product line sales and patent sales generated taxable income that were sheltered from both federal and state income taxes through utilization of the Company’s tax assets.

The sale of the CADRA product line, described below, was the most significant of the above described events.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale was up to $3.95 million, comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 which was paid on the one year anniversary (the “Holdback Payment”) of the closing date; and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business during the three-year period immediately following the transaction, (the “Earn-Out Payments”) subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company continued to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 18, 2014 pursuant to a distribution agreement with Mentor (the “Distributorship Agreement”). This arrangement was extended on a non-exclusive basis through January 31, 2016 and is subject to annual renewals by mutual agreement thereafter. In addition, for the one-year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction did not qualify for presentation as discontinued operations.

The CADRA business was responsible for about half of the consolidated revenue in fiscal 2013 and the majority of the profitability and cash flow. The importance of the CADRA business to the consolidated results in fiscal 2013 was similar in at least the two immediately preceding fiscal years. The remaining revenue generating product lines following the CADRA Sale, namely ProductCenter and the Connector technologies, are product lines that have historically been less profitable than the CADRA business, have fewer customers and have a more complex sales cycle.

The following summary presents the quarterly operating results for the six full fiscal quarters that have been completed since the CADRA Sale (000’s):

	Q3 2014	Q4 2014	Q1 2015	Q2 2015	Q3 2015	Q4 2015

Revenue	$ 1,342	$ 879	$ 864	$ 1,027	$ 925	$ 1,126
Cost of sales
- Internal expenses	303	245	293	315	301	271
- 3rd party purchases	263	123	115	154	129	112

Gross margin	776	511	456	558	495	743

R&D	276	256	272	222	183	217
SG&A	835	900	717	645	592	527
Change in fair value of deferred payments	-	(17)	(39)	(21)	(10)	(15)
Operating income (loss)	(335)	(628)	(494)	(288)	(270)	14
Interest expense	10	48	63	63	31	8
Other	(6)	(19)	15	28	55	18

Net loss	$ (339)	$ (657)	$ (572)	$ (379)	$ (356)	$ (12)

EBITDA (loss)	$ (290)	$ (496)	$ (368)	$ (137)	$ (172)	$ 69

Expenses categorized:
3rd party purchases	$ 263	$ 123	$ 115	$ 154	$ 129	$ 112
Cash expenses	1,379	1,302	1,180	1,074	999	942
Non-cash expenses	39	111	141	178	153	84
Total quarterly expenses	$ 1,681	$ 1,536	$ 1,436	$ 1,406	$ 1,281	$ 1,138

The above derived EBITDA is a non-GAAP measure. We believe our non-cash expenses have been and continue to be a significant element of our operations. The Company believes that the inclusion of EBITDA helps investors gain a meaningful understanding of the Company’s core operating results and enhances comparisons with those of prior periods. Management uses EBITDA, in addition to other non-GAAP and GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. EBITDA is not meant to be considered superior to, or a substitute for, results of operations prepared in accordance with GAAP.

While we have incurred net losses for each fiscal quarter since the CADRA Sale, our performance has steadily improved over the six completed quarters. In the third quarter of fiscal 2014, the Company received a CADRA product and services order from Sikorsky Aircraft totaling approximately $491,000. Over the course of the six fiscal quarters, revenue has increased (after negating the impact of the non-recurring Sikorsky Aircraft sale) and expenses have declined resulting in positive EBITDA, a non-GAAP measure, in our most recently completed fiscal quarter. Cash expenses, other than third party purchases of products and services that are variable in nature, have declined by more than 30% from the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2015.

During fiscal year 2015, we incurred losses of nearly $400,000 and have capitalized approximately $202,000 of software development costs in the development of our HomeView product offering. In addition, we incurred losses of approximately $350,000 by keeping our Italian office operating as it pursued new opportunities in that market for PLM. We anticipate that HomeView will launch commercially during fiscal 2016 and will compete in a rapidly growing market segment that we expect will attract significant capital for the foreseeable future. With regard to our Italian subsidiary, a significant contract award subsequent to the end of the fiscal year together with new opportunities identified throughout fiscal 2015 indicate this operation can return to positive operating results in fiscal 2016.

Critical Accounting Policies and Significant Judgments and Estimates

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2015, included herein. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

Revenue Recognition

We follow the provisions of ASC 985-605, Software – Revenue Recognition, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, there is a fixed fee and collectability is reasonably assured. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

We follow the provisions of ASC 605, Revenue Recognition for transactions that do not involve the licensing of software or software support services as in the case of the recent sale of its patents. Revenue from the sale of patents is recorded when persuasive evidence of an arrangement exists, delivery has taken place, there is a fixed fee and collectability is reasonably assured. These conditions are no different from those when the Company licenses software.

For multiple element arrangements, accounted for under ASC 605-25, a determination is made as to which elements have stand-alone value, and are therefore separable. Total fees are then allocated to each of the separate elements based upon the relative selling price method. Under that method the allocation of fees to the separate elements is based on VSOE, or if it doesn’t exist, then based on third party evidence of selling price. If neither exists, then the allocation is based on management’s best estimate of the selling price.

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2015 and 2014, we do not have any long-lived assets we consider to be impaired.

Goodwill

We account for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This statement requires that goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment. As of May 31, 2015, we conducted our annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of our one reporting unit. We concluded that the fair value of the reporting unit exceeded the carrying amount of the underlying assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2015 as compared to Fiscal Year Ended May 31, 2014

The table below presents the comparative income statements for the fiscal years ended May 31, 2015 and 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2015	2014	Change in $	Change in %
Revenues:
Products	$535	$1,138	$(603)	(53.0)%
Services	3,407	3,871	(464)	(12.0)
Total revenues	3,942	5,009	(1,067)	(21.3)

Cost of revenues:
Products	151	366	(215)	(58.7)
Services	1,539	1,201	338	28.1
Total cost of revenues	1,690	1,567	123	7.8

Gross margin	2,252	3,442	(1,190)	(34.6)

Research and development expenses	894	1,171	(277)	(23.7)
Selling, general and administration expenses	2,481	3,465	(984)	(28.4)
Change in fair value of earn-out payments and holdback payment	(85)	(17)	(68)	400.0
Gain on sale of product line	-	(649)	649	(100.0)

Operating loss	(1,038)	(528)	(510)	96.6

Interest expense	165	251	(86)	(34.3)
Other (income) expense	114	(33)	147	(445.5)

Loss before income taxes	$(1,317)	$(746)	$(571)	76.5%

The table below presents the relationship, expressed as a percentage, between revenue and expense items and total revenue, for the twelve month periods ended May 31, 2015 and 2014:

	Items as a percentage of revenue
	2015	2014
Revenues:
Products	13.6%	22.7%
Services	86.4	77.3
Total revenues	100.0	100.0

Cost of revenues:
Products	3.8	7.3
Services	39.1	24.0
Total cost of revenues	42.9	31.3

Gross margin	57.1	68.7

Research and development expenses	22.7	23.4
Selling, general and administrative expenses	62.9	69.2
Change in fair value of earn-out payments and holdback payment	(2.2)	(0.3)
Gain on sale of product line	-	(13.0)

Operating loss	(26.3)	(10.5)

Interest expense	4.2	5.0
Other (income) expense	2.9	(0.7)

Loss before income taxes	(33.4)%	(14.9)%

Revenue

Total revenue for fiscal year 2015 was approximately $3.9 million, a decrease of about $1.1 million or 21.3% as compared to fiscal 2014. The sale of the CADRA product line approximately four months into fiscal 2014 was responsible for nearly $1.5 million of the decline while the 14.6% revenue increase in ProductCenter offset a portion of that decline. The following table summarizes revenue by product line for the fiscal years ended May 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$3,149	$2,747	$402	14.6%
Connector	248	195	53	27.2
CADRA	527	1,984	(1,457)	(73.4)
Royalties on sale of patents	-	10	(10)	(100.0)
Other	18	73	(55)	(75.3)
Total	$3,942	$5,009	$(1,067)	(21.3)%

Product Revenue

Product revenue for the fiscal year ended May 31, 2015 was approximately $535,000 as compared to approximately $1.1 million for fiscal year 2014, a 53.0% decrease. The table below details product revenue by product line for the fiscal years ended May 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$483	$193	$290	150.3%
CADRA	49	933	(884)	(94.7)
Other	3	12	(9)	(75.0)
Total	$535	$1,138	$(603)	(53.0)%

Our product revenue for ProductCenter for the fiscal year ended May 31, 2015 increased significantly as compared to the prior fiscal year. The increase resulted from significant expansions in the use of ProductCenter at several long term customer sites. While it is difficult to determine the timing of when purchase orders will be received, the ProductCenter pipeline of qualified prospects at the end of the fiscal year is larger than it has been in the recent past.

It is uncertain whether the fiscal 2015 ProductCenter revenue increase is sustainable.

Product revenue from the CADRA technology decreased 94.7% during fiscal year 2015. This decrease is the direct result of the CADRA Sale during the second quarter of fiscal year 2014. In addition, the Company received a significant non-recurring CADRA order from Sikorsky Aircraft in fiscal 2014. We continued to offer this technology under the terms of the aforementioned Distributorship Agreement in limited markets.

Service Revenue

Our service revenue is composed of annual maintenance contracts for previously licensed ProductCenter and CADRA technology, subscription revenue for our Connector technology and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the fiscal years ended May 31, 2015 and 2014, respectively (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$2,666	$2,554	$112	4.4%
Connector	248	195	53	27.2
CADRA	478	1,051	(573)	(54.5)
Other	15	71	(56)	(78.9)
Total	$3,407	$3,871	$(464)	(12.0)%

Total maintenance and subscription revenue included in the above summary totaled approximately $2.5 million for the twelve months ended May 31, 2015, a decrease of 16.7% from fiscal year 2014.

Our maintenance revenue for ProductCenter grew approximately $49,000 or 2.6% during fiscal year 2015. Renewal rates for annual maintenance contracts for this product line were as follows for the last four fiscal years: FY2015: 100%; FY2014: 90%; FY2013: 89%; and FY2012: 93%. The improved renewal rates and sales associated with our increased product revenue are responsible for ProductCenter’s maintenance revenue growth during fiscal year 2015.

Our Connector technology is offered only as an annual subscription. Under these arrangements the subscriber pays upfront for the use of the technology for the subsequent twelve month period and the revenue is amortized evenly during the use period. Connector subscription billings for fiscal 2015 were approximately $155,000, an increase of 38.4% from fiscal 2014’s approximate billings of $112,000. During fiscal 2015 we received subscription orders from ten (10) new customers. Connector customers also generated approximately $124,000 in consulting revenue in fiscal 2015 as compared to approximately $135,000 in fiscal year 2014.

The CADRA Sale, which was completed at the mid-point of the second quarter of fiscal year 2014, was primarily responsible for the maintenance revenue decline for the current year as compared to fiscal year 2014 for that product line.

Consulting revenue included in the above summary totaled approximately $894,000 for the twelve months ended May 31, 2015, an increase of 4.2% compared to the prior fiscal year. These professional services are generated primarily from our existing ProductCenter customers. However, the Connector technology presents us with consulting opportunities that we might not otherwise be aware of and we expect these opportunities to be a growing portion of the consulting group’s activity.

Revenue by Geographic Area

Revenue generated in the U.S. accounted for approximately 80% of total revenue for the twelve months ended May 31, 2015 as compared to approximately 67% of total revenue in the comparable prior period. Revenue generated in Europe was approximately 20% of total revenue for the twelve months ended May 31, 2015 as compared to approximately 23% of total revenue in the comparable prior period. There was minimal revenue generated from Asia for the twelve months ended May 31, 2015, while revenue generated in Asia for the twelve months ended May 31, 2014 was approximately 10% of total revenue. During the twelve months ended May 31, 2015, revenue from the U.S. decreased by approximately 5%, revenue from Europe decreased by approximately 34%, and revenue from Asia decreased by nearly 100%, in each case, compared to same period in fiscal year 2014.

Gross Margin

Gross margin as a percentage of revenue was 57.1% and 68.7% for the twelve month periods ended May 31, 2015 and 2014, respectively. Gross margin on product revenue was 71.8% in fiscal year 2015 as compared to 67.8% in the prior fiscal year. Gross margin on service revenue was 54.8% in fiscal year 2015 as compared to 69.0% in the prior fiscal year. The decline in gross margin on service revenue in fiscal 2015 as compared to 2014 is a direct result of the CADRA Sale. For a significant portion of fiscal 2014, we had no third party costs associated with the CADRA maintenance revenue. In fiscal 2015, the third party costs associated with all of the CADRA maintenance revenue were between 65% and 70%.

Research and Development Expenses

Research and development expenses were approximately $894,000 for the fiscal year ended May 31, 2015, a decrease of approximately $277,000 or 23.7% from the comparable twelve month period in fiscal year 2014. During fiscal year 2015 approximately $202,000 of software development costs related to the development of new products were capitalized as compared to approximately $57,000 in the comparable prior period. In addition, the CADRA developers were included in our R&D expenses for the first four months of fiscal 2014 until the sale was completed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.5 million for the fiscal year ended May 31, 2015, a decrease of approximately $984,000 or 28.4% from the comparable twelve month period in fiscal year 2014. The closing of our German subsidiary and personnel changes in our Italian subsidiary were responsible for approximately $412,000 of that reduction. The reduced headcount and spending related to the CADRA Sale accounted for savings of approximately $108,000 and legal expenditures and debt modification costs declined by $322,000 for the fiscal year ended May 31, 2015 as compared to fiscal year 2014.

Gain on Sale of Product Line

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluded cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services. The purchase price was $3.2 million of which the Company received $2.88 million at the close and received an additional $320,000 on October 18, 2014. In addition, the Company will receive royalty payments of up to $750,000 based on 10% of the revenue generated by Mentor during the three-year period immediately following the completion of the transaction. Mentor assumed contractual obligations related to maintenance contracts totaling approximately $607,000. Goodwill totaling about $3.3 million was allocated to the CADRA product line and was included in the derivation of the gain on sale of the product line. Professional fees and other expenses related to the transaction totaled approximately $448,000. Finally, tangible assets with a net book value of approximately $7,000 were transferred to Mentor. During the fiscal year ended May 31, 2014, the Company recorded a gain of $649,000 on the sale of the CADRA product line.

During the twelve month period ended May 31, 2015, the fair value of the Holdback Payment and the Earn-Out Payments increased by approximately $85,000 based on an independent valuation as compared to $17,000 in the prior fiscal year.

Interest Expense

Interest expense for the fiscal year ended May 31, 2015 was approximately $165,000, as compared to approximately $251,000 for the comparable prior period. The average outstanding debt during fiscal 2015 was approximately $1.1 million as compared to approximately $1.9 million in fiscal 2014, a decrease of 43% and our weighted average borrowing rate was reduced from 14% in fiscal 2014 to 11% in fiscal year 2015. During the third quarter in fiscal 2014, the Company repurchased certain warrants from our lender that had previously been issued and recorded a gain of $36,000 that reduced interest expense.

Loss Before Income Taxes

Loss before income taxes for fiscal year 2015 was approximately $1,317,000 as compared to approximately $746,000 for the comparable prior period.

Loss Per Share

Net loss per share for fiscal year 2015 was $1.48, as compared to $0.85 in fiscal year 2014. The weighted average number of shares outstanding was 890,120 in fiscal 2015 as compared to 876,860 in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2015, our primary source of liquidity comes from our cash of approximately $310,000 which included approximately $88,000 held by our European subsidiaries. In addition, approximately 70% of our recurring annual maintenance billings are billed and/or collected in the second half of our fiscal year.

During the twelve month periods ended May 31, 2015 and 2014, the net cash used in operating activities totaled approximately $(1,287,000) and $(549,000), respectively. The net loss for the twelve month period ended May 31, 2015 adjusted for non-cash expenditures used approximately $(869,000) as compared to approximately $(1,146,000) in the comparable prior period. The net change in current assets and liabilities used approximately $(418,000) during fiscal year 2015 composed primarily of a reduction in liabilities including accounts payable and accrued expenses partially offset by an increase in deferred maintenance revenue.

Net cash provided by (used in) investing activities during fiscal year 2015 and 2014 was approximately $(241,000) and $2,331,000, respectively. In the current fiscal year the Company capitalized development costs related to its new data management technology for the residential property market which accounted for most of the cash used in investing activities. In the prior fiscal year, the CADRA Sale was responsible for the cash provided by investing activities.

Net cash provided by (used in) financing activities during fiscal year 2015 totaled approximately $544,000 as compared to approximately $(1,830,000) during the prior fiscal year. We received $750,000 from term loan borrowings, $604,000 in deferred payments related to the CADRA Sale and $820,000 in net proceeds from the issuance of common stock. These transactions are more fully described immediately hereunder. These sources of cash were partially offset by our repurchase of approximately 151,000 shares of our common stock for $312,000 and principal payments of approximately $1.3 million on our outstanding term loans. In fiscal 2014, financing activities used $1.8 million in cash which was composed primarily of $1.7 million in debt repayment and $63,000 related to the repurchase of 170,000 shares of our common stock.

Sources of Cash

As of May 31, 2015, we had cash on hand of approximately $310,000, a decrease of approximately $899,000 from May 31, 2014. The decrease in cash was related to approximately $(1,287,000) used in operating activities and $(241,000) used in investing activities which were partially offset by approximately $544,000 in net cash provided by financing activities. Each of these changes is fully described above.

From fiscal year 2002 through fiscal year 2014, the Company generated positive cash flow (defined as net income (loss) derived on a GAAP basis with non-cash expenses added back). The aggregate positive cash flow during this period was approximately $12.1 million. In fiscal 2015, the Company incurred negative cash flow of $(869,000). Approximately $(400,000) of the negative cash flow was related to the investment the Company made in developing HomeView, its new product offering for the residential property market. In addition, the Company incurred negative cash flow of approximately $(350,000) at its wholly-owned subsidiary in Milan, Italy. We expect to launch HomeView during fiscal year 2016, however, there are no reliable measures available to us to accurately forecast revenue. With regard to our Italian subsidiary, a contract award subsequent to the end of the fiscal year together with new opportunities identified throughout fiscal 2015 indicate this operation can return to positive operating results in fiscal 2016.

Based on the above, together with expected continued revenue growth from our ProductCenter and Connector technology offerings, we expect to generate positive cash flow for the full fiscal year 2016. Given the uneven billing cycle especially for our maintenance and subscription revenue which has about 70% of its annual billing volume in Q3 and Q4 of the fiscal year, we have arranged for an increase in our short term borrowing agreement with EssigPR as described below and an extension of time for repayment. Given the exceptional working relationship between the two companies, we believe EssigPR can be a continued source of short term borrowing for the Company during fiscal year 2016 and beyond as the two companies seek to capitalize on mutually beneficial market opportunities.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity.

The Company had a cash balance of approximately $310,000 as of May 31, 2015. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

The Company believes that its available cash, cash provided by operations and debt facilities will be sufficient to meet its capital needs for at least the next twelve months.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are demand for our products and services, competition, economic conditions in the markets in which we operate and industry trends.

Loan Agreement with Prides Crossing Capital

On December 31, 2014, we repaid in full all of the outstanding indebtedness under our loan agreement with Prides Crossing Capital (“Prides Loan”) and Prides Crossing Capital’s security interest in the Company’s assets was terminated. The terms of the Prides Loan are detailed in Note F to the audited financial statements included herein.

Capital Resource Activity with Essig

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation, as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments in connection with Mentor’s purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 paid in October 2014, the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and was subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement. The indemnification period expired without any indemnification claims presented to the Company and the Holdback Payment of $320,000 was received on October 20, 2014; and

•

Up to an additional $423,000 as of May 31, 2015 (maximum Earn-Out Payments of $750,000 less first two payments of approximately $44,000 and $283,000 received in March 2014 and 2015, respectively).

In the event whereby the total payments received from Mentor as described above are insufficient to fully satisfy all amounts due under the Note, including principal and interest, the Company shall pay the remaining balance on April 1, 2017. In the event whereby these payments exceed the amounts due under the Note, such excess shall be the sole property of the Company.

On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note could be repaid at any time without penalty and was due in full on April 10, 2015. EssigPR was awarded 5,000 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised. The Short Term Note arrangement did not increase the total principal amount of debt owed to EssigPR.  Rather, the arrangement had the effect of establishing new payoff terms for that portion of the debt owed to EssigPR under the Note.

On April 2, 2015, the Short Term Note was amended to extend the due date by three months from April 10, 2015 to July 10, 2015. EssigPR was awarded 2,500 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on April 2, 2025 if not exercised.

On July 15, 2015, the Short Term Note was amended again to extend the due date by three months from July 10, 2015 to October 10, 2015. EssigPR was awarded 2,500 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on July 15, 2025 if not exercised.

On August 3, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $300,000 to $500,000.

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

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of August 24, 2015.

Issuance of Redeemable Common Stock. During fiscal 2015, the Company issued 170,000 shares of redeemable common stock at $5.00 per share to five accredited investors. The transactions are described as follows:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements are included at the end of this Report on Form 10K, on pages F-1 through F-21.

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

As of May 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2015, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission of 1992.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2015, we concluded that our internal controls over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of the date of as of August 24, 2015:

Name	Age	Position
Joseph P. Mullaney	58	President, Chief Executive Officer and Director
Robert B. Anthonyson	68	Vice President of Business Development and Director
J. Phillip Cooper	72	Director
Amy E. McGuire	40	Chief Financial Officer, Treasurer and Clerk

Joseph P. Mullaney has served as President, Chief Executive Officer and Director since the consummation of the Recapitalization Transaction. From January 2008 through March 2011, Mr. Mullaney was a management consultant for several technology, renewable energy and telecom companies. From January 2007 through December 2007, Mr. Mullaney served as Chief Executive Officer and Chief Financial Officer of Boston Communications Group, Inc., and repositioned that troubled entity for a successful cash sale at double its then current market value. From June 2001 through December 2006, Mr. Mullaney served as President and Chief Executive Officer of the Company. During this period, Mr. Mullaney developed and implemented the turnaround strategy that ended three consecutive years of negative cash flow totaling almost $10 million and resulted in twelve consecutive years of positive cash flow. Mr. Mullaney has a BS from Stonehill College and an MBA from Northeastern University. Mr. Mullaney’s extensive entrepreneurial and executive experience, his in-depth knowledge of our Company in his executive capacity, his proven ability to raise funds and provide access to capital make him uniquely qualified to serve as President, CEO and as a member of our Board. Mr. Mullaney’s term as a director expires at the annual meeting of shareholders to be held in 2016.

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

Joseph Daly, a 10% owner, filed late a Form 4 Statement of Changes in Beneficial Ownership. He has since filed such reports.

As of August 24, 2015, to our knowledge all of our officers and directors have filed all reports required to be filed by them pursuant to the requirements of Section 16.

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

Incentive Compensation Plan. The 2011 Plan was approved by our shareholders at the Annual Meeting held on May 24, 2011. Under the 2011 Plan, 150,000 shares of our common stock are reserved for issuance. Additionally, any shares subject to any award under the 2011 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan.

Director Compensation. The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant. Each non-employee Director will receive an annual fee of $12,000 paid on a quarterly basis in arrears for their first three-year term. The annual fee for the second three year term will increase to $24,000 paid quarterly in arrears. In addition, in order to align their interests with those of the shareholders, each non-employee Director will be granted an option to purchase 5,000 shares of common stock upon his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of our common stock on the date of grant. These options will vest monthly on a pro rata basis over three years from the date of grant. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited. Director Cooper was granted an option to purchase 5,000 shares on June 7, 2011 and an additional option to purchase 1,000 shares for each annual meeting subsequent to his initial appointment. In addition, on April 8, 2014, Mr. Cooper was awarded an option to purchase 10,000 shares.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our President and Chief Executive Officer and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to each of the two fiscal years ended May 31, 2015 and 2014.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Option Awards	All other compensation(1)	Total
Joseph P. Mullaney,	2015	$237,187	$40,000	$32,125	$5,544	$314,856
President & CEO	2014	225,000	80,000		5,100	310,100

Robert B. Anthonyson ,	2015	184,890	40,000	32,125	4,490	261,505
VP of Business Development	2014	175,000	30,000		4,101	209,101

Amy E. McGuire,	2015	102,709	5,000	6,425	2,163	116,297
Chief Financial Officer	2014	100,000	-		2,515	102,515

(1)

Reflects our contributions to each of the Named Executive Officer’s accounts under our 401(k) plan and redemption of vacation time forfeited.

Narrative Compensation Disclosure

Mr. Mullaney – an annual salary of $247,500 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be established by mutual agreement between Compensation Committee and Mr. Mullaney. In addition, Mr. Mullaney is entitled to one year’s compensation in the event his employment is terminated without cause.

Mr. Anthonyson – an annual salary of $192,500 with a bonus opportunity of up to 50% of the annual salary. Performance goals for payment of bonuses are to be based half on attainment of corporate goals and half on personal goals. In addition, Mr. Anthonyson is entitled to six months compensation in the event his employment is terminated without cause.

Ms. McGuire – an annual salary of $105,000 with a bonus opportunity of up to 35% of annual salary, half based on corporate goals and the other half based on personal goals. In addition, Ms. McGuire is entitled to four months annual salary in the event her employment is terminated without cause.

Retirement Plan

We have a 401K retirement plan, for which all our employees are eligible, including the Named Executive Officers. We match employee contributions, which are vested immediately, up to 2% of the employee’s compensation.

Option Grants In The Last Fiscal Year

The following table sets forth information regarding grants of awards to the Named Executive Officers during the year ended May 31, 2014:

Equity Incentive
	Grant Date		Plan Awards:		Fair Value	Closing
	Number of	Number of	Number of		of Stock	Price on
	Securities Underlying	Securities Underlying	Securities Underlying	Option	and	Grant
	Unexercised Options	Unexercised Options	Unexercised Unearned	Exercise	Options	Date
Name	(#) Exercisable	(#) Unexercisable	Options (#)	Price($)	Awards	($/share)

Joseph P. Mullaney	4/8/2014	18,750	6,250	1.84	1.72	1.35
Robert B. Anthonyson	4/8/2014	18,750	6,250	1.84	1.72	1.35
Amy E. McGuire	4/8/2014	3,750	1,250	1.84	1.72	1.35

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2015.

Director Compensation

Each non-employee Director receives annual fees of $12,000 for their first three year term, paid on a quarterly basis in arrears. The annual fee increases to $24,000 for the second three year term. In addition, each non-employee Director will be granted an option to purchase 5,000 shares of Common Stock with respect to his or her initial appointment to the Board of Directors, and will be granted annually (beginning in 2012) an option to purchase 1,000 shares of common stock at the Company’s Annual Meeting of Shareholders so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of the common stock on the date of grant and shall vest monthly on a pro rata basis over three years from the date of grant so long as the Director continues to be a member of the Board of Directors.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning the compensation of our non-employee directors during the fiscal year ended May 31, 2015.

Name	Fees earned or paid in cash(1)	Option awards(2)	Total

J. Phillip Cooper	$18,000	$-	$18,000

(1)

Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors.  Each independent director who is not a full-time employee is paid an annual fee of $12,000 for their first three year term and $24,000 for their second three year term on a quarterly basis in arrears.

The Board of Directors administers the 2011 Equity Incentive Plan. No option may be exercised after the expiration of ten years from its date of grant. Non-employee Directors receive an annual fee of $12,000 for the first three year term and $24,000 for the second three year term, paid on a quarterly basis in arrears. In addition, in order to align their interests with those of the shareholders, the non-employee Director was granted an option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. These options will vest monthly on a pro rata basis over each non-employee Director’s initial three year term as a Director. In the event a Director resigns, stock options already vested may be exercised within 90 days and all unvested stock options will be forfeited. Directors Cooper was granted an option to purchase 5,000 shares on June 7, 2011 and an additional option to purchase 1,000 shares for each annual meeting subsequent to his initial appointment. In addition, on April 8, 2014, Mr. Cooper was awarded an option to purchase 10,000 shares.

SofTech, Inc. Equity Incentive Plans

2011 Equity Incentive Plan

The 2011 Plan was approved by our shareholders at the Annual Meeting held on May 24, 2011. Under the 2011 Plan, 150,000 shares of our common stock are reserved for issuance. Additionally, any shares subject to any award under the 2011 Plan that expires or is terminated unexercised or is forfeited will be available for awards under the 2011 Plan.

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

We have granted options to purchase 147,000 shares of our common stock under the 2011 Plan. These options were granted to our non-employee director as part of our director compensation policy and our employees. For more information, see “EXECUTIVE COMPENSATION– Director Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners And Management

The following table provides information concerning beneficial ownership of our common stock as of August 24, 2015, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers, directors and Chandra Singh is in care of SofTech, Inc., 650 Suffolk Street, Suite 415, Lowell, MA 01854.

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class
Joseph P. Mullaney	102,385(6)	11.2%
Robert B. Anthonyson	168,588(6)	18.5
J. Phillip Cooper	34,845(4)	3.8
Amy E. McGuire	3,750(6)	0.4
Chandra Singh	127,036(3)	14.2
Joseph P. Daly	177,500(5)	19.6
All Directors and executive officers as a group (4 persons)	309,568(7)	32.6

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 893,724 shares outstanding on August 24, 2015.

(3)

Includes 3,225 shares owned by spouse, as to which beneficial ownership is disclaimed.

(4)

Includes 13,978 shares issuable upon exercise of stock options held by Mr. Cooper related to his service as a Board member.

(5)

As reported on Form 4 filed with the SEC on August 18, 2015, includes 10,000 shares issuable upon exercise and 26,500 shares owned by EssigPR, Inc., a corporation located in Rincon, Puerto Rico owned by Mr. Daly. Mr. Daly’s business address is 497 Circle Freeway, Cincinnati, Ohio 45246.

(6)

Includes shares issuable under stock options as follows: Mr. Mullaney – 18,750, Mr. Anthonyson -18,750, and Ms. McGuire – 3,750.

(7)

Includes 55,228 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm, Audit Fees

The aggregate fees billed by Moody, Famiglietti & Andronico for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2015	$24,047	$-	$-	$-
Fiscal year ended May 31, 2014	$-	$-	$-	$-

The aggregate fees billed by McGladrey LLP for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2015	$79,887	$-	$-	$-
Fiscal year ended May 31, 2014	$64,681	$-	$-	$-

(1)

Includes Form 10-Q reviews and issuance of Consents related to registration statements.  Effective November 20, 2014, SofTech dismissed McGladrey as its independent registered public accounting firm and engaged Moody, Famiglietti & Andronico, LLP to audit and review the Company’s financial statements for the fiscal year ending May 31, 2015. MFA was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with McGladrey LLP.

The Company's Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Board pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the Company by its registered public accounting firm, provided, however, that de minimus non-audit services may instead be approved in accordance with applicable SEC rules. The Company's Board of Directors approved 100% of the services described in the table above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

Certain Documents Filed as Part of this Form 10-K

1.

Consolidated Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Redeemable Common Stock and Shareholders' Equity (Deficit)

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

Date: August 31, 2015

/s/ Joseph P. Mullaney

Joseph P. Mullaney

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mullaney	President, Chief Executive Officer and Director	August 31, 2015
Joseph P. Mullaney	(Principal Executive Officer)

/s/ Amy E. McGuire	Treasurer, Clerk and Chief Financial Officer	August 31, 2015
Amy E. McGuire	(Principal Financial and Accounting Officer)

/s/ Robert B. Anthonyson	Vice President of Business Development and Director	August 31, 2015
Robert B. Anthonyson

/s/ J. Phillip Cooper	Director	August 31, 2015
J. Phillip Cooper

EXHIBIT INDEX

Exhibit
No.	Description of Document
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

10.13	Securities Purchase Agreement by and between Joseph Daly and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2014).
10.14	Promissory Note by and between EssigPR, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 26, 2014).
10.15	Partnership Agreement by and between Essig Research, Inc. and SofTech, Inc. dated June 20, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 26, 2014).
10.16	Stock Purchase Agreement by and between Greenleaf Capital and SofTech, Inc. dated July 24, 2014 (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on October 7, 2014).
10.17	Short Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 1, 2014 (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed on October 7, 2014).
10.18	Amendment Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated April 2, 2015 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on April 14, 2015).
10.19	Amendment No. 2 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated July 15, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on July 21, 2015).
10.20

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
23.1	Consent of Moody, Famiglietti & Andronico filed herewith.
23.2	Consent of McGladrey LLP filed herewith.
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SofTech, Inc.

Lowell, Massachusetts

We have audited the accompanying consolidated balance sheet of SofTech, Inc. and Subsidiaries (the “Company”) as of May 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in redeemable common stock and shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and Subsidiaries as of May 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

August 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SofTech, Inc.

Lowell, MA

We have audited the accompanying consolidated balance sheet of SofTech, Inc. and subsidiaries as of May 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in redeemable common stock and shareholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and subsidiaries as of May 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

October 7, 2014

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	May 31,	May 31,
	2015	2014
ASSETS

Cash and cash equivalents	$310	$1,209
Accounts receivable (less allowance for uncollectible accounts of $18 as of May 31, 2015 and 2014)	587	666
Holdback Payment and Earn-Out Payments from CADRA Sale	243	547
Debt issuance costs, net	-	139
Prepaid and other assets	315	204

Total current assets	1,455	2,765

Property and equipment, net	57	95
Goodwill	948	948
Capitalized software development costs, net	422	319
Capitalized patent costs	109	106
Earn-Out Payments from CADRA Sale	133	348
Other assets	169	143

TOTAL ASSETS	$3,293	$4,724

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$137	$483
Accrued expenses	283	607
Deferred maintenance revenue	1,732	1,462
Current portion of capital lease	19	19
Current portion of long-term debt	446	973

Total current liabilities	2,617	3,544

Capital lease, net of current portion	30	47
Other liabilities	10	-

Total liabilities	2,657	3,591

Redeemable common stock, $0.10 par value, 170,000 and 50,000 shares issued and outstanding at May 31, 2015 and 2014, respectively.	1,190	275

Shareholders’ equity (deficit):
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 and 825,135 issued and outstanding at May 31, 2015 and 2014, respectively.	73	83
Capital in excess of par value
	27,056	27,338
Accumulated deficit	(27,400)	(26,081)
Accumulated other comprehensive loss	(283)	(482)
Total shareholders’ equity (deficit)	(554)	858

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,293	$4,724

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31,
	2015	2014
Revenues:
Products	$535	$1,138
Services	3,407	3,871
Total revenues	3,942	5,009

Cost of revenues:
Products	151	366
Services	1,539	1,201
Total cost of revenues	1,690	1,567

Gross margin	2,252	3,442

Research and development expenses	894	1,171
Selling, general and administrative expenses	2,481	3,465
Change in fair value of Earn-Out Payments and Holdback Payment	(85)	(17)
Gain on sale of product line	-	(649)

Operating loss	(1,038)	(528)

Interest expense	165	251
Other (income) expense	114	(33)

Loss before income taxes	(1,317)	(746)
Provision for income taxes	2	2

Net loss	$(1,319)	$(748)

Basic and diluted net loss per share	$(1.48)	$(0.85)

Weighted average common shares outstanding-basic and diluted	890,120	876,860

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(in thousands)
	For the Twelve Months Ended
	May 31,	May 31,
	2015	2014

Net loss	$(1,319)	$(748)

Other comprehensive income (loss):
Foreign currency translation adjustment	199	(58)

Total other comprehensive income (loss)	199	(58)

Comprehensive loss	$(1,120)	$(806)

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31
	2015	2014
Redeemable common stock:
Balance at beginning of year	$275	$275
Issuance of redeemable common stock, net of issuance costs	820	-
Repurchase of redeemable common stock	(275)	-
Accretion of redeemable common stock to redemption value	370	-
Redeemable common stock at end of year	$1,190	$275

Common stock:
Balance at beginning of year	$83	$100
Repurchase of common stock	(10)	(17)
Balance at end of year	73	83
Capital in excess of par value:
Balance at beginning of year	27,338	27,369
Repurchase of common stock	(27)	(46)
Accretion of redeemable common stock to redemption value	(370)	-
Stock based compensation	115	15
Balance at end of year	27,056	27,338
Accumulated deficit:
Balance at beginning of year	(26,081)	(25,333)
Net loss	(1,319)	(748)
Balance at end of year	(27,400)	(26,081)
Accumulated other comprehensive loss:
Balance at beginning of year	(482)	(424)
Foreign currency translation adjustments	199	(58)
Balance at end of year	(283)	(482)

Total shareholders’ equity (deficit) at end of year	$(554)	$858

Outstanding shares:
Balance of redeemable common stock at beginning of year	50,000	50,000
Repurchase of redeemable common stock	(50,000)	-
Issuance of redeemable common stock	170,000	-
Balance of redeemable common stock at end of year	170,000	50,000

Balance of common stock at beginning of year	825,135	995,135
Repurchase of common stock	(101,411)	(170,000)
Balance of common stock at end of year	723,724	825,135

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Years Ended
	May 31,	May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,319)	$(748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	279	294
Gain on sale of product line	-	(649)
Change in fair value of Holdback Payment and Earn-Out Payments Non-cash (gain) loss on foreign currency transactions	(85) 114	(17) (33)
Stock-based compensation	115	15
Non-cash interest expense	27	24
Change in fair value of warrant liability	-	(32)
Changes in current assets and liabilities:
Accounts receivable	86	229
Prepaid expenses and other current assets	(111)	95
Accounts payable, accrued expenses and other liabilities	(663)	351
Deferred maintenance revenue	270	(78)
Net cash used in operating activities	(1,287)	(549)

Cash flows from investing activities:
Proceeds from sale of product line, net of direct cash expenses	-	2,432
Capital expenditures	(3)	(39)
Capitalized software development costs	(202)	(57)
Capitalized identifiable intangible assets	(33)	-
Capitalized patent costs	(3)	(5)
Net cash provided by (used in) investing activities	(241)	2,331

Cash flows from financing activities:
Proceeds from issuance of redeemable common stock, net of expenses	820	-
Cost of repurchasing common stock	(37)	(63)
Borrowings under debt agreement	750	-
Cost of repurchasing redeemable common stock	(275)	-
Repayment under debt agreements	(1,304)	(1,700)
Proceeds from Holdback Payment and Earn-Out Payments	604	-
Repurchase of warrant liability	-	(19)
Capitalized debt issuance costs	-	(32)
Repayments under capital lease	(14)	(16)
Net cash provided by (used in) financing activities	544	(1,830)

Effect of exchange rates on cash	85	(31)
Decrease in cash and cash equivalents	(899)	(79)
Cash and cash equivalents, beginning of period	1,209	1,288
Cash and cash equivalents, end of period	$310	$1,209

Supplemental disclosures of cash flow information:
Interest paid	$122	$240
Income taxes paid	$2	$14

Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants	$-	51
Purchase of property and equipment under capital lease	$-	$30
Accrued investor fees	$30	$-
Accretion of redeemable common stock	$340	$-

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

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, HomeView, Inc., SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity.

The Company had a cash balance of approximately $310,000 as of May 31, 2015. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet its working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

HOMEVIEW, INC.

The Company established a wholly-owned subsidiary, HomeView, Inc. on April 7, 2015 in Massachusetts. HomeView™, a technology being developed by HomeView, Inc., is a secure, intelligent home asset management and maintenance system. HomeView allows homeowners to create a virtual home manual that logs, manages and tracks personal assets and attributes about the property. Home ownership is made easier by managing user manuals, warranty periods, service records, maintenance reminders and other projects with HomeView. Our plans are to offer this technology as a hosted solution wherein the software would reside on our servers.

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

The Company will continue to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 18, 2014 pursuant to a distribution agreement with Mentor (“Distributorship Agreement”) at which time the Distributorship Agreement will be subject to renewal by mutual agreement of the parties. In addition, for the one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction does not qualify for presentation as discontinued operations.

STOCK PURCHASE AGREEMENT WITH GREENLEAF CAPITAL AND AFFILIATES

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share as detailed in Note K to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. The agreement provides an option for the Company to either make an offer to purchase the remaining 101,411 shares held by Greenleaf at $0.37 per share or to provide Greenleaf with registration rights with respect to the remaining shares as set forth in the Registration Rights Agreement dated March 8, 2011. On August 8, 2014, the Company repurchased Greenleaf’s remaining 101,411 shares at $0.37 per share for a total of approximately $37,000.

LIQUIDITY AND SUBSEQUENT FINANCING EVENTS

The Company operated at a net loss during each of the last two fiscal years. In addition, for the fiscal years ended May 31, 2015 and 2014 the Company used approximately $1.3 million and $549,000 of cash in its operations, respectively.  As detailed in Note J, subsequent to fiscal year end, on August 3, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $300,000 to $500,000.

RECLASSIFICATIONS

Certain accounts in the financial statements for the fiscal year ended May 31, 2014 have been reclassified for presentation purposes and had no impact on net loss.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits. Cash held in foreign bank accounts at May 31, 2015 totaled approximately $88,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

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

Depreciation expense, including amortization of assets under capital lease, was approximately $40,000 and $37,000, for fiscal years 2015 and 2014, respectively.

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

During fiscal years 2015 and 2014, the Company capitalized approximately $202,000 and $57,000, respectively, of software development costs. Amortization expense related to capitalized software development costs for fiscal years 2015 and 2014 was approximately $98,000 and $114,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note F. Total direct costs incurred in establishing this debt agreement were approximately $255,000 which were amortized over the term of the arrangement in accordance with ASC 470-50. Amortization expense related to debt issuance costs for fiscal years 2015 and 2014 was approximately $149,000 and $143,000, respectively. The debt issuance costs were fully amortized during the fiscal year 2015.

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

The Company recognizes the tax benefit from an uncertain tax position only if it more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2012 to 2014.

REVENUE RECOGNITION

The Company follows the provisions of ASC 985-605, Software – Revenue Recognition, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, there is a fixed fee and collectability is reasonably assured. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model.

The Company follows the provisions of ASC 605, Revenue Recognition for transactions that do not involve the licensing of software or software support services as in the case of the recent sale of its patents. Revenue from the sale of patents is recorded when persuasive evidence of an arrangement exists, delivery has taken place, there is a fixed fee and collectability is reasonably assured. These conditions are no different from those when the Company licenses software.

For multiple element arrangements accounted for under ASC 605-25, a determination is made as to which elements have stand-alone value, and are therefore separable.  Total fees are then allocated to each of the separate elements based upon the relative selling price method. Under that method the allocation of fees to the separate elements is based on VSOE, or if it doesn’t exist, then based on third party evidence of selling price. If neither exists, then the allocation is based on management’s best estimate of the selling price.

PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $3,000 and $6,000 for the years ending May 31, 2015 and 2014, respectively.

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

As of May 31, 2015, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2015 and 2014, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, restricted cash, accounts receivable, Holdback Payment, Earn-Out Payments, notes receivable, accounts payable, notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2015. The Company sells its products to a wide variety of customers in numerous industries. A large portion of the Company’s revenue is derived from customers with which the Company has an existing relationship and established credit history. For new customers for whom the Company does not have an established credit history, the Company performs evaluations of the customer’s credit worthiness prior to accepting an order. The Company does not require collateral or other security to support customer receivables. The Company’s allowance for uncollectible accounts was approximately $18,000 at May 31, 2015 and 2014.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis include the Holdback Payment and Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of May 31, 2015, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $423,000. The actual amount to be received is dependent on the amount of CADRA revenue produced by Mentor for their fiscal years ended January 31, 2016 and 2017.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$376	$-	$-	$376
Total assets at fair value	$376	$-	$-	$376

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2014:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Holdback Payment and Earn-Out Payments	$895	$-	$-	$895
Total assets at fair value	$895	$-	$-	$895

The Earn-Out Payments are classified as current or non-current assets depending on their anticipated distributions to the Company.

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the year ended May 31, 2015 and 2014:

(in thousands)
Fair value at inception	$922
Payments received	(44)
Change in fair value	17
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	$376

The fair value of the asset at May 31, 2015 and 2014 was approximately $376,000 and $895,000, respectively. The fair value of the Earn-Out Payments expected to be collected in fiscal 2016 have been classified as current assets and those expected after fiscal 2016 in non-current assets in the accompanying consolidated balance sheet. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the Consolidated Statements of Operations for the year ended May 31, 2015 and 2014 was approximately $85,000 and $17,000.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2015 and 2014. In fiscal year 2015 and 2014, the Company recorded a net gain (loss) from foreign currency related transactions of approximately $(114,000) and $33,000, respectively, to Other Income, net in the Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). To date, the Company’s comprehensive income and expense items include only foreign translation adjustments. Comprehensive income (loss) has been included in the Consolidated Statements of Comprehensive Loss for all periods.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common and equivalent dilutive common shares outstanding. For periods in which losses are reported potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net loss for each period:

	(Amounts in thousands, except share amounts)
	Years Ended
	May 31, 2015	May 31, 2014
Net loss available to common shareholders	$(1,319)	$(748)
Weighted average number of common shares outstanding used in calculating basic earnings per share	890,120	876,860
Weighted average number of common shares outstanding used in calculating diluted earnings per share	890,120	876,860

For the fiscal year ending May 31, 2015 and 2014, 30,000 and 129,500 options to purchase common shares were anti-dilutive and were excluded from the above calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of May 31, 2015, 147,000 options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2013	10,000	$2.40	8.02	$-
Granted	124,500	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(5,000)	1.11	-	-

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	30,000	1.30	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.84	-	-

Outstanding options at May 31, 2015	147,000	$1.77	8.54	$2,625

Exercisable at May 31, 2015	78,907	$1.78	8.14	$2,625

The Company determined the volatility for options granted during the fiscal year ended May 31, 2015 and 2014 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

For the years ended May 31, 2015 and 2014, the Company expensed approximately $115,000 and $15,000, respectively, of stock-based compensation. The Company had approximately $112,000 of unrecorded stock-based compensation as of May 31, 2015 which will be recognized as expense over the next 1.6 years.

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2015 was estimated to range $0.87 - $1.29 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.00 – 5.52 years
Assumed annual dividend growth rate	0%
Expected volatility	132 - 146%
Risk free interest rate	1.35 – 1.76%

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2014 was estimated as $1.73 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life	5.52-5.77 years
Assumed annual dividend growth rate	0%
Expected volatility	155%
Risk free interest rate	1.46-1.96%

REDEEMABLE COMMON STOCK

During the year ended May 31, 2013, the Company issued 50,000 shares of common stock, $0.10 par value (the “Common Stock”), at a purchase price of $5.00 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions for total proceeds of $250,000. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective Investors. In lieu of registration rights, each $25,000 investment entitled the Investors to a fee of $6,000 (the “Fee”) to be paid in six equal quarterly installments during the eighteen month period following the investment. The Agreement also provided the Investors with the right to require the Company to redeem the Common Stock held by such Investors (the “Put Option”) for $5.50 per share in cash for a 30 day period ending between June 1, 2014 and June 30, 2014. Each of the Investors exercised their Put Option and the Common Stock was repurchased by the Company at the agreed upon Put Option price of $5.50 per share for a total of $275,000 during the first quarter of fiscal 2015.

During August 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of the Common Stock at a purchase price of $5.00 per share to Joseph P. Daly, an accredited investor and existing Company shareholder, in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a securities purchase agreement whereby Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. Upon completion of the transaction, the 110,000 shares of Common Stock issued pursuant to the security purchase agreement were recorded as redeemable common stock at its redemption value of $770,000 and accretion of $220,000 was recorded to additional paid in capital.

During November 2014, the Company issued an additional 60,000 shares of the Common Stock at a purchase price of $5.00 per share to four accredited investors (collectively, the “New Investors”) in private placement transactions for total proceeds of $300,000. These transactions were completed pursuant to Securities Purchase Agreements (the “New Agreements”) entered into with each of the respective New Investors. In lieu of registration rights, each $50,000 investment entitles the New Investors to a fee (the “New Investors’ Fees”) of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The New Agreements also provide the New Investors with the right to require the Company to redeem the Common Stock held by such New Investors for $7.00 per share in cash for a 30 day period following the Payment Period. Upon completion of these transactions, the 60,000 shares of Common Stock issued pursuant to the New Agreements were recorded as redeemable common stock at its redemption value of $420,000 and accretion of $120,000 was recorded to additional paid in capital. The $30,000 related to the total New Investors’ Fees has been included in other liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115."  The amendments in this ASU  amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted but not before the original effective date. The Company is currently assessing the impact of this guidance.

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

C. INCOME TAXES

The provision for income taxes includes the following for the years ended May 31 (in thousands):

	2015	2014
Federal	$-	$-
Foreign	-	-
State and local	2	2
Total current provision	2	2
Deferred provision	85	268
Valuation allowance	(85)	(268)
Total deferred provision	-	-
Total provision	$2	$2

The domestic and foreign components of income (loss) before income taxes were as follows for the years ended May 31 (in thousands):

	2015	2014
Domestic	$(975)	$(562)
Foreign	(342)	(184)
	$(1,317)	$(746)

At May 31, 2015, the Company had Federal net operating loss carryforwards of $21 million that begin expiring in 2022, and are available to reduce future taxable income. The utilization of the remaining net operating loss carryforwards may be subject to limitation based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2015.

The Company’s effective income tax rates can be reconciled to the federal and state statutory income tax rate for the years ended May 31 as follows:

	2015	2014
Federal statutory rate	34%	34%
State	-	-
Foreign	-	-
Permanent items	-	-
Valuation reserve	(34)	(34)
Effective tax rate	-%	-%

Deferred tax assets (liabilities) were comprised of the following at May 31 (in thousands):

	2015	2014
Deferred tax assets
Net operating loss carryforwards	$7,498	$7,271
Tax credit carryforwards	254	254
Receivables allowances	7	7
Vacation pay accrual	4	9
Depreciation	35	37
Differences in book and tax basis of assets of acquired businesses	(994)	(859)
Total gross deferred tax assets	6,804	6,719
Valuation allowance	(6,804)	(6,719)
Net deferred tax asset	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets.

D. EMPLOYEE RETIREMENT PLANS

The Company has an Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal years 2015 and 2014 was approximately $52,000 and $51,000, respectively.

E. GEOGRAPHICAL INFORMATION

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and/or support of computer aided design and product data management and collaboration computer solutions. The Company’s operations are organized geographically with offices in the U.S. and foreign offices in Germany and Italy. Components of revenue and long-lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (in thousands):

	Years Ended
Revenue:	May 31, 2015	May 31, 2014
North America	$3,223	$3,593
Asia	7	493
Europe	767	1,557
Eliminations	(55)	(634)
Consolidated Total	$3,942	$5,009

Long-Lived Assets:	As of May 31, 2015	As of May 31, 2014
North America	$1,797	$1,916
Europe	41	43
Consolidated Total	$1,838	$1,959

F. DEBT

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

On October 1, 2014, the Company entered into an additional short term borrowing arrangement with EssigPR (“Short Term Note”) whereby it was agreed that the Company would retain $300,000 of the Holdback Payment due from Mentor in October 2014 rather than utilize those monies to pay down the above described Note. The interest rate on the Short Term Note is 9.5%, payable quarterly in arrears. The Short Term Note can be repaid at any time without penalty and was due in full on April 10, 2015. EssigPR was awarded 5,000 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on October 1, 2024 if not exercised. The Short Term Note arrangement did not increase the total principal amount of debt owed to EssigPR. Rather, the arrangement had the effect of establishing new payoff terms for that portion of the debt owed to EssigPR under the Note.

On April 2, 2015, the Short Term Note was amended to extend the due date by three months from April 10, 2015 to July 10, 2015. EssigPR was awarded 2,500 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on April 2, 2025 if not exercised.

On July 15, 2015, the Short Term Note was amended again to extend the due date by three months from July 10, 2015 to October 10, 2015. EssigPR was awarded 2,500 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on July 15, 2025 if not exercised.

On August 3, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $300,000 to $500,000.

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

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of August 24, 2015.

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

On December 5, 2013, the Company entered into the Amended Loan Agreement No. 2 between the Company, as borrower, and Prides Crossing Capital Funding, L.P., as the lender (the “Lender”) whereby the parties agreed to amend and restate the Company’s existing $2.7 million Loan Agreement following the CADRA Sale. The Lender was the successor to Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P. under the Loan Agreement. Under the terms of the Amended Loan Agreement No. 2, the Company agreed to pay down the principal of the Loan from $2.7 million to $1.0 million using a portion of the proceeds from the CADRA Sale. The amended and restated Term Note was to mature on January 1, 2015 and bears an interest rate of 14% payable in arrears on a monthly basis throughout the life of the loan commencing on January 1, 2014. The Term Note could be repaid in full at any time but partial voluntary pre-payments were not allowed.

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

G. LEASE COMMITMENTS

OPERATING LEASES

The Company conducts its operations in office facilities leased through December 2018. Rental expense for fiscal years 2015 and 2014 was approximately $152,000 and $181,000, respectively. The Company has the option to terminate the lease in March 2017 by paying a termination fee of approximately $77,000.

At May 31, 2015, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

2016	$133
2017	88
Total future minimum lease commitments	$221

CAPITAL LEASES

In fiscal years 2010, 2013 and 2014, the Company acquired capital equipment through capital lease agreements with financial institutions for terms of 50 and 60 months, with a $1 purchase option. The assets are amortized over the life of the related lease or the asset if shorter and amortization of the assets is included in depreciation expense for fiscal years 2015 and 2014. Minimum annual future lease payments under the capital lease as of May 31, 2015 are as follows (in thousands):

2016	$23
2017	23
2018	13
2019	5

Minimum lease payment	64
Amount representing interest	(15)

Present value of minimum lease payments	$49

Current	$19
Long Term	$30

H. NOTE RECEIVABLE, RELATED PARTY

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May 1998. The note is partially secured by the Company stock acquired in that transaction. The Company has accounted for the note as a fixed arrangement.

I. STOCK PURCHASE AGREEMENT

In June 2013, the Company purchased 170,000 shares of common stock from Greenleaf, The Ronda E. Stryker and William D. Johnston Foundation, and The L. Lee Stryker 1974 Irrevocable Trust fbo Ronda E. Stryker, for a purchase price of $62,900 or $0.37 per share. On August 8, 2014 the Company repurchased Greenleaf’s remaining 101,411 shares at $0.37 per share for a total of approximately $38,000.

J. SUBSEQUENT EVENTS

On July 15, 2015, the Short Term Note between the Company and EssigPR was amended to extend the due date by three months from July 10, 2015 to October 10, 2015. The Company awarded EssigPR 2,500 fully vested stock options to purchase common shares with an exercise price of $1.00 per share and a ten year life. Such options were fully vested upon execution of the amendment.

On August 3, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $300,000 to $500,000.

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were available to be issued.