Form 10-Q
period 2015-08-31
SOFTECH INC
filed 2015-10-15
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at October 9, 2015 was 903,724 shares.

SOFTECH, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	August 31,	May 31,
	2015	2015
ASSETS	(UNAUDITED)

Cash	$49	$310
Accounts receivable (less allowance for uncollectible accounts of $18 as of August 31, 2015 and May 31, 2015)	667	587
Earn-out payments from CADRA sale, current portion	243	243
Prepaid and other assets	252	315

Total current assets	1,211	1,455

Property and equipment, net	96	57
Goodwill	948	948
Capitalized software development costs, net	524	422
Capitalized patent costs	111	109
Earn-Out Payments from CADRA sale, net of current portion	143	133
Other assets	169	169

TOTAL ASSETS	$3,202	$3,293

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$305	$137
Accrued expenses	293	283
Deferred maintenance revenue	1,327	1,732
Capital leases, current portion	24	19
Debt	696	446

Total current liabilities	2,645	2,617

Capital leases, net of current portion	55	30
Other accrued liabilities	3	10

Total liabilities	2,703	2,657

Commitments and contingencies Redeemable common stock, $0.10 par value, 170,000 shares issued and outstanding at both August 31, 2015 and May 31, 2015.	1,190	1,190

Shareholders’ equity :
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at both August 31, 2015 and May 31, 2015.
	73	73
Capital in excess of par value	27,087	27,056
Accumulated deficit	(27,574)	(27,400)
Accumulated other comprehensive loss	(277)	(283)
Total shareholders’ equity	(691)	(554)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY	$3,202	$3,293

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2015	2014

Revenue:
Products	$54	$71
Services	927	793
Total revenue	981	864

Cost of revenue:
Products	29	53
Services	377	355
Total cost of revenue	406	408

Gross margin	575	456

Research and development expenses	154	272
Selling, general and administrative expenses	599	717
Gain on change in fair value of earn-out payments and holdback payment	(10)	(39)

Operating loss	(168)	(494)

Interest expense	13	63
Other (income) expense, net	(7)	15

Net loss	$(174)	$(572)

Basic and diluted net loss per share:	$(0.19)	$(0.64)

Weighted average common and redeemable shares outstanding-basic and diluted	893,724	896,234

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2015	2014

Net loss	$(174)	$(572)

Other comprehensive income:
Foreign currency translation adjustment	6	57

Total other comprehensive income	6	57

Comprehensive loss	$(168)	$(515)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Three Months Ended
	August 31,	August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(174)	$(572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26	90
Stock-based compensation	31	27
Non-cash interest expense	-	9
Non-cash (gain) loss on foreign currency transactions	(7)	15
Change in fair value of Earn-Out Payments and Holdback Payment	(10)	(39)
Change in current assets and liabilities:
Accounts receivable	(80)	98
Prepaid expenses and other assets	63	(68)
Accounts payable, accrued expenses and other liabilities	171	(298)
Deferred maintenance revenue	(405)	(266)
Net cash used in operating activities	(385)	(1,004)

Cash flows from investing activities:
Capital expenditures	(17)	-
Capitalized software development costs	(118)	-
Capitalized patent costs	(2)	(2)
Net cash used in investing activities	(137)	(2)

Cash flows from financing activities:
Cost of repurchase of common stock	-	(37)
Cost of repurchase of redeemable common stock	-	(275)
Borrowing under debt agreements	250	750
Proceeds from issuance of common stock	-	550
Repayments under capital lease	(2)	(3)
Net cash provided by financing activities	248	985

Effect of exchange rates on cash	13	42
Increase (decrease) in cash	(261)	21
Cash, beginning of period	310	1,209
Cash, end of period	$49	$1,230

Supplemental disclosures of cash flow information:
Interest paid	$11	$36
Taxes paid	$2	$2

Noncash investing and financing activities:
Purchase of property and equipment under capital lease	$32	$-
Accretion of redeemable common stock	$-	$220

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

The Company has been actively engaged in acquiring and filing new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance shareholder value.

The unaudited consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, HomeView, Inc., SofTech, GmbH and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended May 31, 2015 included in our Annual Report on Form 10K (“Annual Report”), which was filed with the SEC on August 31, 2015. In the opinion of management, the consolidated financial statements include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods.

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

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million. Through August 31, 2015, the Company has received a total of approximately $3.5 million from Mentor and could earn an additional $423,000 contingent upon the CADRA revenue generated by Mentor for the period from February 1, 2015 through October 31, 2016.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through January 31, 2016 on a non-exclusive basis. Under the new arrangement gross margin on software remained at 30% and the gross margin on support contracts increased from 30% to 35% or 40% dependent of volume.

LIQUIDITY AND SUBSEQUENT FINANCING EVENTS

The Company operated at a net loss during each of the last two fiscal years. In addition, for the fiscal years ended May 31, 2015 and 2014 the Company used approximately $1.3 million and $549,000 of cash in its operations, respectively.  As detailed in Note G, subsequent to the quarter end, in September, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $500,000 to $700,000.

RECLASSIFICATIONS

Certain accounts in the financial statements for the fiscal year ended May 31, 2015 have been reclassified for presentation purposes and had no impact on net loss.

B. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the fair value estimate of the Earn-Out Payments due from Mentor related to the sale of the CADRA business and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs and deferred tax assets. Actual results could differ from those estimates.

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

Under ASC 350-40 there are three distinct stages associated with development software which include 1) preliminary project; 2) application development; and 3) post implementation-operation. Costs should be capitalized after each of the following has occurred:

· The preliminary project stage has been completed;

· Management with the relevant authority authorizes the project;

· Management with the relevant authority commits to fund the project;

· It is probable that the project will be completed; and

· It is probable that the software will be used for the intended purpose.

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

During the three months ended August 31, 2014, the Company did not capitalize software development costs. During the three months ended August 31, 2015, the Company capitalized approximately $118,000 software development costs. Amortization expense related to capitalized software development costs for the three months ended August 31, 2015 and 2014 was approximately $16,000 and $28,000, respectively.

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

As of May 31, 2015, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three months ended August 31, 2015 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $2,000 for both the three month periods ended August 31, 2015 and 2014, respectively.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of August 31, 2015, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, Earn-Out Payments, notes receivable, accounts payable and notes payable. The Company’s estimate of the fair value of these financial instruments approximates their carrying value at August 31, 2015.

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

·

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

·

Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

·

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The assets maintained by the Company that are required to be measured at fair value on a recurring basis include the Holdback Payment and Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of August 31, 2015, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $423,000. The actual amount to be received is dependent on the amount of CADRA revenue produced by Mentor for the period from February 1, 2015 through October 31, 2016.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of August 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$386	$-	$-	$386
Total assets at fair value	$386	$-	$-	$386

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$376	$-	$-	$376
Total assets at fair value	$376	$-	$-	$376

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the three month period ended August 31, 2015.

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	10
Fair value at August 31, 2015	$386

The fair value of the asset at August 31, 2015 and 2014 was approximately $386,000 and $934,000, respectively. The fair value of the Earn-Out Payments expected to be collected within twelve months of the balance sheet date have been classified as current assets and the remainder as non-current assets in the accompanying consolidated balance sheets. The Company has estimated the fair value of the Holdback Payment and Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the asset recognized in the Consolidated Statements of Operations for the three months ended August 31, 2015 and 2014 was approximately $10,000 and $39,000.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three month periods ended August 31, 2015 and 2014, the Company recorded a net (gain) loss from foreign currency related transactions of approximately $(7,000), and $15,000, respectively, to Other (income) expense, net in the unaudited Consolidated Statements of Operations.

NET LOSS PER COMMON SHARE

For the three month period ended August 31, 2015 and 2014, 149,500 and 129,500, respectively, options to purchase common shares were anti-dilutive and were excluded from the calculation of basic and diluted earnings per share.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of August 31, 2015, 149,500 options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	30,000	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.11	-	-

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at August 31, 2015	149,500	$1.75	8.31	$4,000

Exercisable at August 31, 2015	98,137	$1.76	8.08	$4,000

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

Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating if this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2017, based on ASU 2015-. Early application is permitted but not before the original effective date. The Company is currently assessing the impact of this guidance.

ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued by the FASB in April 2014. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is in the process of evaluating if this guidance will have a material impact on its consolidated results of operations or financial position.

C. GEOGRAPHICAL INFORMATION

The Company operates in one reportable segment and is engaged in the development, marketing, distribution and support of computer aided design and product data management and collaboration computer solutions. The Company’s operations are organized geographically with offices in the U.S. and Italy. Components of revenue and long lived assets (consisting primarily of intangible assets, capitalized software and property, plant and equipment) by geographic location, are as follows (in thousands):

	Three Month Periods Ended
Revenue:	August 31, 2015	August 31, 2014
North America	$775	$682
Europe	208	189
Asia	3	-
Eliminations	(5)	(7)
Consolidated Total	$981	$864

Long Lived Assets:	As of August 31, 2015	As of May 31, 2015
North America	$1,953	$1,797
Europe	38	41
Consolidated Total	$1,991	$1,838

D. DEBT

ESSIGPR

On June 20, 2014, the Company entered into a promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation. The Note is a three (3) year borrowing arrangement with EssigPR as the lender. The Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the Note was to be paid from the deferred payments (Holdback Payment and Earn-Out Payments) due over the next three years from Mentor in connection with their purchase of the CADRA product line.

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

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of August 31, 2015.

SHORT TERM ADVANCES FROM RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 18.5% of Company common shares as of August 24, 2015, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson on September 17, 2015. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of Company common shares as of August 24, 2015, loaned the Company $19,300 on September 1, 2015 of which $10,000 has been repaid as of the October 15, 2015.

E. NOTE RECEIVABLE, RELATED PARTY

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

In September, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note between the Company and EssigPR from $500,000 to $700,000.

On September 21, 2015, the Company raised proceeds of $50,000 from the issuance of an aggregate of 10,000 shares of the Company’s common stock, par value $0.10 per share, at $5.00 per share to an accredited investor in a private placement transaction.

The transaction was completed pursuant to Securities Purchase Agreement which the Company entered into with the investor as described in the table below.

The material terms of the Securities Purchase Agreements are summarized below.

•

Number of Shares Sold: 10,000 shares of the Company’s common stock, par value $0.10 per share;

•

Purchase Price Per Share: The shares were sold to investor at a purchase price of $5.00 per share in lots of 10,000 shares;

•

Type of Offering: Direct private placement to accredited investor; no registration rights; no third party placement fees;

•

Fees: In lieu of registration rights and Company costs savings related to direct negotiation with accredited investor, each $50,000 investment entitles the investor to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period following the investment; and

•

Purchase Put Right: Each share purchased shall also give the investor the right to require the Company to repurchase the shares at $7.00 per share for the 30 day period following the twenty-four month anniversary of the investment.

The Company does not believe that the issuance of such shares will restrict the Company’s ability to utilize its net operating losses.

Name of Accredited Investor	Date of Securities Purchase Agreement	Amount of Investment in Transaction ($/# of Shares Purchased)
Robert Anthonyson	September 21, 2015	$50,000 / 10,000 shares

Mr. Anthonyson is the Company’s Vice President and is a member of its Board of Directors. He owned 149,838 shares of the Company’s common stock prior to the above described transaction.

The offer and sale of securities in the private placements described above were made to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Robert Anthonyson, an Officer, Director and beneficial owner of 18.5% of Company common shares as of August 24, 2015, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson on September 17, 2015. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of Company common shares as of August 24, 2015, loaned the Company $19,300 on September 1, 2015 of which $10,000 has been repaid as of the October 15, 2015.

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we describe below as the CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we describe below as our ProductCenter and Connector technologies. The CADRA technology is marketed by the Company in Europe (other than Germany) under the terms of a distribution agreement (the “Distributorship Agreement”) with Mentor Graphics Corporation (“Mentor”), which acquired that technology from us in October 2013. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements included in the Company’s form 10-K for the fiscal year ended May 31, 2015.

The Company has been actively engaged in acquiring and filing new patent applications, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance our value. It is expected that this kind of activity will become an increasing area of focus and investment over the coming years.

Developing HomeView™ Technology

One such patent filed in 2012 described an information management system for the residential property market. During fiscal 2015 we have invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. Our plans are to offer this technology, under the name HomeView™, as a hosted solution wherein the software would reside on our servers. By the end of the second quarter of fiscal 2015 we had completed the preliminary project stage and met the other conditions for capitalizing development costs under ASC 350-40. While this technology is aimed at the needs of the residential property market, the skillsets of our PLM engineers are very similar to the requirements for this technology. We expect to be introducing this product to the market in the third quarter of fiscal 2016.

ProductCenter

From fiscal years 2006 through 2014 our ProductCenter technology experienced year over year revenue declines. We identified multiple causes for this negative revenue trend including, among other things,: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already had a long sales cycle, and (iii) uncertain economic conditions. ProductCenter revenue increased in fiscal 2015 by 14.6% as compared to the prior fiscal year. For the three months ended August 31, 2015, ProductCenter revenue increased 13.0% from the same period in the prior fiscal year.

Connector

The Connector technology is offered only as an annual subscription. During fiscal year 2015, subscription billings increased by 38.4% as compared to the same period in the prior fiscal year. For the three months ended August 31, 2015, subscription billings were 9.8% higher than the same period in the prior fiscal year.

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

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through January 31, 2016 on a non-exclusive basis. Under the new arrangement gross margin on software remained at 30% and the gross margin on support contracts increased from 30% to 35% or 40% dependent on volume.

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

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the CADRA Sale, we have continued to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator, a PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below. For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2015.

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

As detailed above, under the caption “Overview—Developing HomeView™ Technology,” during fiscal year 2015 we have invested a substantial amount of time in pursuing a data management offering for the residential property market. The product idea was detailed in a patent filing in 2012 that has yet to be awarded. We expect to introduce this technology to the market in the third quarter of fiscal 2016.

Strategic Transactions. We will continue to evaluate business combinations and other sale opportunities. We believe that, in addition to our remaining businesses and prospects described above, our status as a publicly traded company and tax attributes could make us an attractive strategic partner. As of May 31, 2015, SofTech had approximately $21 million in federal tax attributes and approximately $4 million in state tax attributes. We will continue to seek strategic transactions for the benefit of our shareholders, but there can be no assurances in this regard.

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets includes contingent Earn-Out Payments equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction (ending October 31, 2016). Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. For the period from October 16, 2013 through July 31, 2015, Mentor has reported Earn-Out Payments of approximately $423,000, a portion of which have been paid in accordance with the Earn-Out Agreement.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2015 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended August 31, 2015.

Results of Operations

The table below presents the comparative statements of operations for the three month periods ended August 31, 2015 and August 31, 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	August 31, 2015	August 31, 2014	Change in $	Change in %
Revenue:
Products	$54	$71	$(17)	(23.9)%
Services	927	793	134	16.9
Total revenue	981	864	117	13.5

Cost of revenue:
Products	29	53	(24)	(45.3)
Services	377	355	22	6.2
Total cost of revenue	406	408	(2)	(0.5)

Gross margin	575	456	119	26.1

Research and development expenses	154	272	(118)	(43.4)
Selling, general and administration expenses	599	717	(118)	(16.5)
Gain on change in fair value of Earn-Out Payments and Holdback Payment	(10)	(39)	29	(74.4)

Operating loss	(168)	(494)	326	(66.0)

Interest expense	13	63	(50)	(79.4)
Other (income) expense, net	(7)	15	(22)	(146.7)

Net loss	$(174)	$(572)	$398	(69.6)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended August 31, 2015 and August 31, 2014:

	Items as a percentage of revenue
	August 31,	August 31,
	2015	2014
Revenue:
Products	5.5%	8.2%
Services	94.5	91.8
Total revenue	100.0	100.0

Cost of revenue:
Products	3.0	6.1
Services	38.4	41.1
Total cost of revenue	41.4	47.2

Gross margin	58.6	52.8

Research and development expenses	15.7	31.5
Selling, general and administrative expenses	61.1	83.0
Gain on change in fair value of Earn-Out Payments and Holdback Payment	(1.0)	(4.5)

Operating loss	(17.1)	(57.2)

Interest expense	1.3	7.3
Other (income) expense, net	(0.7)	1.7

Net loss	(17.7)%	(66.2)%

Revenue

Total revenue for the three month periods ended August 31, 2015 and 2014 was approximately $981,000 and $864,000, respectively. The following table summarizes total revenue by product line for the three month periods ended August 31, 2015 and August 31, 2014 (in thousands, except percentages):

	August 31,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$741	$656	$85	13.0%
Connector	59	49	10	20.4
CADRA	115	156	(41)	(26.3)
Other	66	3	63	2100.0
Total	$981	$864	$117	13.5%

Product Revenue

Product revenue for the three months ended August 31, 2015 was approximately $54,000, as compared to approximately $71,000 for the same period in the prior fiscal year, a decrease of about 23.9%. The table below details product revenue by product line for the three month periods ended August 31, 2015 and 2014 (in thousands, except percentages):

	August 31,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$34	$52	$(18)	(34.6)%
CADRA	11	19	(8)	(42.1)
Other	9	-	9	-
Total	$54	$71	$(17)	(23.9)%

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended August 31, 2015 and 2014, (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$707	$604	$103	17.1%
Connector	59	49	10	20.4
CADRA	104	137	(33)	(24.1)
Other	57	3	54	1,800.0
Total	$927	$793	$134	16.9%

Maintenance revenue was approximately $647,000 for the three months ended August 31, 2015, as compared to $635,000 for the same period in the prior fiscal year, an increase of about 2%, due to the ProductCenter product revenue growth experienced in fiscal year 2015 and the related new maintenance contracts.

Our Connector technology is offered only as an annual subscription. Under these arrangements the subscriber pays upfront for the use of the technology for the subsequent twelve month period and the revenue is amortized evenly during the use period. Connector subscription revenue for the three months ended August 31, 2015 was approximately $43,000, an increase of approximately 72% from the prior fiscal year. The increase in Connector revenue is due to winning twelve new customers over the prior year.

The CADRA maintenance revenue was approximately $101,000 for the three month period ended August 31, 2015, a decrease of 24.6% compared to the prior fiscal year was primarily due to the decline in the exchange rate of the Euro to the U.S. Dollar.

Consulting revenue included in the above summary totaled approximately $280,000 for the three months ended August 31, 2015, an increase of 77.2% compared to the prior fiscal year. These professional services are generated primarily from our existing ProductCenter customers. However, the Connector technology presents us with consulting opportunities that we might not otherwise be aware of and we expect these opportunities to be a growing portion of the consulting group’s activity.

Gross Margin

Gross margin as a percentage of revenue was 58.6% for the three month period ended August 31, 2015 as compared to 52.8% in the same period in the prior fiscal year. The increase in gross margin was due to an increase in activity for our professional services organization.

Research and Development Expenses

Research and development expenses were approximately $154,000 for the three month period ended August 31, 2015 as compared to approximately $272,000 in the comparable period in fiscal 2014, a decrease of $118,000. During the three month period ended August 31, 2015 approximately $118,000 of software development costs related to the development of new products were capitalized.  During the three month period ended August 31, 2014, no development costs were capitalized.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $599,000 for the three month period ended August 31, 2015 as compared to approximately $717,000 for the comparable period in fiscal year 2014, a decrease of $118,000. The decrease in SG&A in fiscal year 2016 as compared to the prior year primarily related to reductions in amortization of capitalized debt issuance costs (fully expensed in fiscal 2015), compensation expense and professional fees.

Gain on sale of product line

During the three month period ended August 31, 2015, the fair value of the Earn-Out Payments increased by approximately $10,000 based on an independent valuation as compared to $39,000 in the prior fiscal year.

Interest Expense

Interest expense for the three month period ended August 31, 2015 was approximately $13,000, as compared to approximately $63,000 for the comparable period in the prior fiscal year. The decrease in average debt outstanding for the quarter ended August 31, 2015 to approximately $513,000 as compared to $1.7 million for the quarter ended August 31, 2014 was the primary reason for the reduction in interest expense.

Net Loss

The net loss for the three month period ended August 31, 2015 was approximately ($174,000) or ($0.19) per share as compared to approximately ($572,000) or ($0.64) per share for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended August 31, 2015 the net cash used in operating activities totaled approximately $385,000 as compared to approximately $1.0 million in the comparable prior period. The net loss for the quarter adjusted for non-cash expenditures used approximately $134,000 as compared to approximately $470,000 in the comparable prior period. The net change in current assets and liabilities used $251,000 during the current quarter composed primarily of a reduction in the deferred maintenance liability and an increase in accounts payable. The decline in the deferred maintenance liability is cyclical with the majority of the annual maintenance contracts being billed in the third and fourth quarters of the fiscal year. The ProductCenter maintenance contracts renewal rates have been very stable.

Net cash used in investing activities for the three months ended August 31, 2015 was approximately $137,000 compared to approximately $2,000 primarily composed of capitalized software development costs related to new products and capital expenditures.

Net cash provided by financing activities totaled approximately $248,000 composed primarily of an increase of $200,000 in the short term borrowing arrangement with EssigPR, Inc., a Puerto Rico corporation (“EssigPR Note”) and Joe Daly, its owner.

Capital Resource Activity with Essig

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation, as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note was to be repaid from the Holdback Payment and Earn-Out Payments in connection with Mentor’s purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement.

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

On August 3, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $300,000 to $500,000.

On September 2, 2015, the Company borrowed an additional $200,000 increasing the Short Term Note from $500,000 to $700,000.

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

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of August 31, 2015.

Capital Requirements

As detailed above, under the caption “Overview – Developing HomeView™ Technology”, the Company has made a significant investment during fiscal years 2015 and 2016 in the development of a new technology addressing the residential property market. We expect to introduce this product to the market in the third quarter of this fiscal year. The Company expects that additional capital will be required to fund this launch effectively.

The Company has begun investigating various alternatives for raising this needed capital. While debt is one of those alternatives, the Company believes that some form of equity infusion is more appropriate given that the new product has not yet demonstrated market acceptance or proven its revenue model.

Another possible alternative to selling additional common shares or incurring debt may be to raise the necessary capital through the sale of one or more of the Company’s existing revenue producing product lines. At this time, we do not know what alternatives will be available to us and no decision has been made on the best alternative available and any capital raising activity must factor in the results from the beta testing and the impact those results will have on the timetable for commercial launch. There can be no assurance that we can raise the necessary capital on reasonable terms. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional capital. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity.

The Company had a cash balance of approximately $49,000 as of August 31, 2015. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

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

As of the end of the period covered by this report (August 31, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We generated positive cash flow as measured by EBITDA, a non-GAAP measure, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 to develop a new product for the residential property market has resulted in current year cash losses that have been funded by our balance sheet, sales of common stock and limited additional borrowings. As beta testing is completed on our new product offering, additional capital will be required for the commercial launch. There can be no assurance that the capital needed will be available or if the terms will be reasonable. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

If launched during fiscal year 2016, our HomeView product may not gain enough market acceptance to warrant continued investment.

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

Revenue from our ProductCenter technology declined for eight straight fiscal years from fiscal year 2006 through fiscal year 2014. In fiscal year 2015, ProductCenter revenue increased by 14.6% compared to the prior fiscal year and in the first quarter of fiscal year 2016 ProductCenter revenue experienced a 13.0% increase compared to the prior fiscal year. The backlog, pipeline of active deals and Q1 contract awards indicate that the double digit revenue growth will continue for fiscal 2016. The revenue declines described above were due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The increase in ProductCenter revenue in fiscal 2015 as compared to 2014 has resulted from existing customers expanding their use of the technology. It is difficult for the Company to determine if the current year revenue increase is sustainable.

Subscription revenue from our Connector technology increased by 72.0% in the first quarter of fiscal year 2016 compared to the same period in the prior year. We added four new customers and we hope to continue to build on that momentum. This solution is offered only as a subscription which makes revenue growth a more likely event year-over-year as compared to the perpetual license model employed with our ProductCenter technology. The customers for our Connector technology are Aras Innovator (a third party PLM solution) users that have already made the investment in that technology and are now trying to get more functionality from that investment. It is our understanding that Aras Innovator continues to grow at a much faster rate than the overall PLM market which provides us with an opportunity to continue to grow our Connector revenue.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the three month periods ended August 31, 2015 and 2014, North America accounted for approximately 78.6% and 78.1%, Europe for approximately 21.2% and 21.9% and Asia for approximately 0.2% and zero of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

As of October 11, 2015, the three members of our board of directors beneficially own approximately 34.3% of our outstanding shares. Two other shareholders together beneficially own approximately 33.5% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of August 31, 2015, the Company estimated the fair value of these future payments at $386,000 and are subject to adjustment each fiscal quarter based on an independent third party valuation. The maximum royalty that could be received by the Company is $423,000.

There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of August 31, 2015. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings. CADRA annualized revenue would have to average approximately $2.417 million over the Remaining Royalty Period to maximize the royalty payments. For Mentor’s most recently completed full fiscal year, CADRA revenue was approximately $2.835 million.

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

SOFTECH, INC.

Date: October 15, 2015	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: October 15, 2015	/s/ Joseph P. Mullaney
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

10.9	Loan Pledge and Security Agreement by and between SofTech Inc. and Prides Crossing Capital dated May 10, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s 8-K filed on July 12, 2013).
10.9.1

Amendment to Loan Pledge and Security Agreement by and between SofTech Inc. and Prides Crossing Capital dated July 9, 2013 (incorporated by reference to Exhibit 10.27.1 to the Company’s 8-K filed on July 12, 2013).

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

10.21	Form of Securities Purchase Agreement by and between SofTech, Inc. and Robert Anthonyson, dated September 21, 2015, filed herein.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.