Form 10-Q
period 2015-11-30
SOFTECH INC
filed 2016-01-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

The number of shares outstanding of registrant’s common stock at January 11, 2016 was 903,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	November 30, 2015 (Unaudited)	May 31, 2015
ASSETS

Cash	$104	$310
Accounts receivable (less allowance for uncollectible accounts of $18 as of November 30, 2015 and May 31, 2015)	969	587
Earn-out payments from CADRA sale, current portion	200	243
Prepaid and other assets	206	315

Total current assets	1,479	1,455

Property and equipment, net	86	57
Goodwill	948	948
Capitalized software development costs, net	625	422
Capitalized patent costs	114	109
Earn-out payments from CADRA sale, net of current portion	125	133
Related party note receivable	134	134
Other assets	35	35

TOTAL ASSETS	$3,546	$3,293

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$265	$137
Accrued expenses	393	283
Deferred maintenance revenue	1,289	1,732
Capital lease, current	24	19
Current maturities of long-term debt	926	446

Total current liabilities	2,897	2,617

Capital lease, net of current portion	50	30
Other accrued liabilities	5	10

Total liabilities	2,952	2,657

Commitments and contingencies
Redeemable Common Stock and Shareholders Deficit:
Redeemable common stock, $0.10 par value, 180,000 and 170,000 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively.	1,260	1,190

Shareholders’ deficit:
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at November 30, 2015 and May 31, 2015	73	73
Additional paid in capital	27,085	27,056
Accumulated deficit	(27,596)	(27,400)
Accumulated other comprehensive loss	(228)	(283)
Total shareholders’ deficit	(666)	(554)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,546	$3,293

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30,	November 30,
	2015	2014

Revenue:
Products	$354	$199
Services	950	828
Total revenue	1,304	1,027

Cost of revenue:
Products	17	33
Services	426	436
Total cost of revenue	443	469

Gross margin	861	558

Research and development expenses	137	222
Selling, general and administrative expenses	634	645
Change in fair value of earn-out payments and holdback payment	61	(21)

Operating income (loss)	29	(288)

Interest expense	28	63
Other expense	23	28

Net loss	$(22)	$(379)

Basic and diluted net loss per share:	$(0.02)	$(0.44)

Weighted average common and redeemable shares outstanding-basic and diluted	899,109	866,911

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2015	2014

Revenue:
Products	$408	$270
Services	1,877	1,621
Total revenue	2,285	1,891

Cost of revenue:
Products	46	86
Services	803	791
Total cost of revenue	849	877

Gross margin	1,436	1,014

Research and development expenses	291	494
Selling, general and administrative expenses	1,233	1,362
Change in fair value of earn-out payments and holdback payment	51	(60)

Operating loss	(139)	(782)

Interest expense	41	127
Other expense	16	43

Net loss	$(196)	$(952)

Basic and diluted net loss per share:	$(0.22)	$(1.08)

Weighted average common and redeemable shares outstanding-basic and diluted	896,402	881,653

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30,	November 30,
	2015	2014

Net loss	$(22)	$(379)

Other comprehensive income:
Foreign currency translation adjustment	49	28

Comprehensive income (loss)	$27	$(351)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2015	2014

Net loss	$(196)	$(952)

Other comprehensive income:
Foreign currency translation adjustment	55	85

Comprehensive loss	$(141)	$(867)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Six Months Ended
	November 30,	November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(196)	$(952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49	189
Stock-based compensation	58	59
Non-cash loss on foreign currency transactions	16	43
Non-cash interest expense	-	18
Change in fair value of earn-out payments and holdback payment	51	(60)
Change in current assets and liabilities:
Accounts receivable	(382)	(67)
Prepaid expenses and other assets	109	16
Accounts payable and accrued expenses	224	(489)
Deferred maintenance revenue	(443)	(290)
Net cash used in operating activities	(514)	(1,533)

Cash flows from investing activities:
Capital expenditures	(17)	(2)
Proceeds from holdback agreement	-	320
Capitalized software development costs	(231)	-
Capitalized patent costs	(5)	(2)
Net cash provided by (used in) investing activities	(253)	316

Cash flows from financing activities:
Cost of repurchase of common stock	-	(37)
Cost of repurchase of redeemable common stock	-	(275)
Borrowing under debt agreements	555	750
Proceeds from issuance of common stock	50	820
Repayments under debt agreements	(75)	(770)
Repayments under capital lease	(7)	(7)
Net cash provided by financing activities	523	481

Effect of exchange rates on cash	38	44
Decrease in cash and cash equivalents	(206)	(692)
Cash and cash equivalents, beginning of period	310	1,209
Cash and cash equivalents, end of period	$104	$517

Supplemental disclosures of cash flow information:
Interest paid	$26	$84
Taxes paid	$2	$2

Noncash investing and financing activities:
Accretion of redeemable common stock	$29	$370
Purchase of property and equipment under capital lease	$32	$-

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

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million. Through November 30, 2015, the Company has received a total of approximately $3.5 million from Mentor and could receive up to an additional $423,000 based upon the CADRA revenue generated by Mentor for the period from February 1, 2015 through October 31, 2016. In accordance with the terms of the Asset Purchase Agreement such additional payments would be received in two installments on or before April 1, 2016 and 2017.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through January 31, 2016 on a non-exclusive basis. Under the new arrangement, gross margin on software remained at 30% and the gross margin on support contracts increased to either 35% or 40% dependent on annual purchase volume.

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

During the three and six months ended November 30, 2014, the Company did not capitalize software development costs. During the three and six months ended November 30, 2015, the Company capitalized approximately $113,000 and $231,000 of its software development costs, respectively. Amortization expense related to capitalized software development costs for the three and six months ended November 30, 2015 was approximately $12,000 and $28,000, respectively, as compared to approximately $28,000 and $56,000 for the comparable periods in the prior fiscal year.

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

ACCOUNTING FOR GOODWILL

The Company accounts for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the standard’s criteria.

As of May 31, 2015, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three and six months ended November 30, 2015 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $3,000 and $5,000 for the three and six month periods ended November 30, 2015, respectively, as compared to $2,000 for both the three and six month periods ended November 30, 2014.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2015, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, Earn-Out Payments, related party notes receivable, accounts payable, notes payable accrued expenses, long-term debt and capital lease obligations. The Company’s estimate of the fair value of these financial instruments approximates their carrying value due to the short term maturity of the assets and liabilities at November 30, 2015.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis are the Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of November 30, 2015, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $423,000. The actual amount to be received is dependent on the amount of CADRA revenue produced by Mentor for the period from February 1, 2015 through October 31, 2016.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of November 30, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$325	$-	$-	$325
Total assets at fair value	$325	$-	$-	$325

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$376	$-	$-	$376
Total assets at fair value	$376	$-	$-	$376

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the six month period ended November 30, 2015.

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	(51)
Fair value at November 30, 2015	$325

The fair value of the Earn-Out Payments expected to be collected within twelve months of the balance sheet date have been classified as current assets and the remainder as non-current assets in the accompanying consolidated balance sheets. The Company has estimated the fair value of the Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three and six months ended November 30, 2015  resulted in losses of approximately ($61,000) and ($51,000), respectively. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three and six months ended November 30, 2014 resulted in income of approximately $21,000 and $60,000, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and six month periods ended November 30, 2015, the Company recorded a net loss from foreign currency related transactions of approximately $23,000, and $16,000, respectively, as compared to approximately $28,000 and $43,000, respectively, for the comparable periods in the prior fiscal year, to Other expense in the unaudited Consolidated Statements of Operations.

NET (LOSS) INCOME PER COMMON SHARE

For the three and six month periods ended November 30, 2015, 1,619 and 619, respectively, options to purchase common shares were anti-dilutive and were excluded from the basic and diluted earnings per share calculation. For the three and six month periods ended November 30, 2014, 2,368 and 1,184, respectively, options to purchase common shares were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of November 30, 2015, 149,500 options were awarded.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	30,000	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.11	-	-

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at November 30, 2015	149,500	$1.75	8.07	$5,625

Exercisable at November 30, 2015	114,867	$1.77	7.92	$5,063

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

For the three and six month periods ended November 30, 2015, the Company expensed approximately $27,000 and $58,000 of stock-based compensation, respectively, as compared to approximately $32,000 and $59,000 in the comparable prior periods.

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

During the fiscal quarter ended August 31, 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of the Common Stock at a purchase price of $5.00 per share to Joseph P. Daly, an accredited investor and existing Company shareholder, in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a securities purchase agreement whereby Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. Upon completion of the transaction, the 110,000 shares of Common Stock issued pursuant to the security purchase agreement were recorded as redeemable common stock at its redemption value of $770,000 and accretion of $220,000 was recorded to additional paid in capital.

During the fiscal quarter ended November 30, 2014, the Company issued an additional 60,000 shares of the Common Stock at a purchase price of $5.00 per share to four accredited investors (collectively, the “New Investors”) in private placement transactions for total proceeds of $300,000. These transactions were completed pursuant to Securities Purchase Agreements (the “New Agreements”) entered into with each of the respective New Investors. In lieu of registration rights, each $50,000 investment entitles the New Investors to a fee (the “New Investors’ Fees”) of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The New Agreements also provide the New Investors with the right to require the Company to redeem the Common Stock held by such New Investors for $7.00 per share in cash for a 30 day period following the Payment Period. Upon completion of these transactions, the 60,000 shares of Common Stock issued pursuant to the New Agreements were recorded as redeemable common stock at its redemption value of $420,000 and accretion of $120,000 was recorded to additional paid in capital.

During the fiscal quarter ended November 30, 2015, the Company issued an additional 10,000 shares of the Common Stock at a purchase price of $5.00 per share to an accredited investor in private placement transactions for total proceeds of $50,000. This transaction was completed pursuant to a Securities Purchase Agreement entered into with the investor. In lieu of registration rights, the investor is entitled to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The Securities Purchase Agreement also provides the investor with the right to require the Company to redeem the Common Stock held by such investor for $7.00 per share in cash for a 30 day period following the Payment Period. Upon completion of this transaction, the 10,000 shares of Common Stock issued pursuant to the Securities Purchase Agreement was recorded as redeemable common stock at its redemption value of $70,000 and accretion of $20,000 was recorded to additional paid in capital.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

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

	Three Month Periods Ended
Revenue:	November 30, 2015	November 30, 2014
North America	$1,043	$859
Europe	274	177
Asia	3	-
Eliminations	(16)	(9)
Consolidated Total	$1,304	$1,027

	Six Month Periods Ended
Revenue:	November 30, 2015	November 30, 2014
North America	$1,818	$1,541
Europe	482	366
Asia	6	-
Eliminations	(21)	(16)
Consolidated Total	$2,285	$1,891

Long Lived Assets:	As of November 30, 2015	As of May 31, 2015
North America	$2,026	$1,797
Europe	41	41
Consolidated Total	$2,067	$1,838

D. DEBT

ESSIGPR

On June 20, 2014, the Company entered into a promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation and related party of the Company. The Note is a three (3) year borrowing arrangement with EssigPR as the lender. The Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the Note was to be paid from the deferred payments (Holdback Payment and Earn-Out Payments) due over the next three years from Mentor in connection with their purchase of the CADRA product line.

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

During the three months ended August 31, 2015, the Short Term Note was amended to extend the due date to October 10, 2015 and to increase the borrowings by $200,000 in exchange for 2,500 fully vested stock options to purchase SofTech common stock at $1.00 per share. The stock options will expire on July 15, 2025 if not exercised.

During the three months ended November 30, 2015, the Short Term Note was amended to extend the due date to January 10, 2016 and to increase the borrowings by $254,000.

On January 8, 2016, the Short Term Note was amended to extend the due date to April 10, 2016.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of November 30, 2015.

SHORT TERM ADVANCES FROM RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 19.5% of Company common shares as of November 30, 2015, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson during the second quarter of fiscal year 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of Company common shares as of November 30, 2015, loaned the Company $19,300 on September 1, 2015 which was repaid during the second quarter of fiscal year 2016.

BLUEVINE

In September 2015, the Company arranged for a credit line of up to $80,000 with BlueVine Capital, Inc. (“BlueVine”). The borrowing arrangement with BlueVine as the lender allows the Company to receive an advance of 85% of the total value of specified invoices. During the three month period ended November 30, 2015 the Company received advances totaling approximately $27,000 against three invoices from one customer. These three invoices were paid subsequent to November 30, 2015.

Subsequent to the end of the fiscal quarter, the Company received an advance of $23,000 from BlueVine under the above described credit line against four invoices from one customer. These four invoices were also repaid subsequent to November 30, 2015.

E. NOTE RECEIVABLE, RELATED PARTY

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction. The Company does not expect repayment within the next twelve months.

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

G. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet and through the date that the financial statements were issued.

Subsequent to the end of the fiscal quarter, the Company received an advance of $23,000 from BlueVine under the above described credit line against four invoices from one customer. These four invoices were also repaid subsequent to November 30, 2015.

On January 8, 2016, the Short Term Note between the Company and EssigPR was amended to extend the due date by three months from January 10, 2016 to April 10, 2016.

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

You should be aware that our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including our ability to:

· generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

· maintain good relationships with our lenders;

· comply with the covenant requirements of our loan agreements;

· successfully introduce and attain market acceptance of any new products and/or enhancements of existing products;

· attract and retain qualified personnel;

· prevent obsolescence of our technologies;

· maintain agreements with our critical software vendors;

· secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers; and

· secure new business, both from existing and new customers.

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

Developing HomeView™ Technology

One such patent filed in 2012 described an information management system for the residential property market. During fiscal 2015 and 2016 we have invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. Our plans are to offer this technology, under the name HomeView™, as a hosted solution wherein the software would reside on our servers. By the end of the second quarter of fiscal 2015 we had completed the preliminary project stage and met the other conditions for capitalizing development costs under ASC 350-40. While this technology is aimed at the needs of the residential property market, the skillsets of our PLM engineers are very similar to the requirements for this technology.

In December 2015, the mobile version of HomeView was approved on iTunes and is now available for download at no charge. We are continuing to develop the technology and expect multiple new releases for the foreseeable future. We expect to be introducing this product to the market in the third quarter of fiscal 2016, through attendance and participation at multiple trade events as well as conducting other market outreach activities.

ProductCenter

From fiscal years 2006 through 2014 our ProductCenter technology experienced year over year revenue declines. We identified multiple causes for this historical negative revenue trend including, among other things: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already had a long sales cycle, and (iii) uncertain economic conditions. ProductCenter revenue increased in fiscal 2015 by 14.6% as compared to the prior fiscal year. For the three and six months ended November 30, 2015, ProductCenter product line revenue increased 16.4% and 14.9% from the same periods in the prior fiscal year.

This is the fifth consecutive fiscal quarter in which ProductCenter revenue experienced double-digit revenue growth as compared to the same period in the prior fiscal year. The percentage increases ranged from 13.0% in the three month period ended August 31, 2015 compared to the same period in the prior year to 34.8% in the three month period ended May 31, 2015 compared to the same period in the prior year. The growth has come from existing customers that have expanded their usage of the technology. While the pipeline signals continued growth, the timing of orders has been difficult to predict accurately in the past.

Connector

The Connector technology is offered only as an annual subscription. During fiscal year 2015, subscription billings increased by 38.4% as compared to the same period in the prior fiscal year. For the three and six months ended November 30, 2015, subscription billings increased by 433% and 95.6%, respectively, as compared to the same periods in the prior fiscal year.

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

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. That arrangement was extended through January 31, 2016 on a non-exclusive basis. Under the new arrangement gross margin on software remained at 30% and the gross margin on support contracts increased to 35% or 40% dependent on volume.

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

Activities following the CADRA Sale

PLM Business

Subsequent to the completion of the CADRA Sale, we have continued to offer our ProductCenter and Connector technologies to design and manufacturing companies. Our ProductCenter technology manages the engineering data and electronic files of discrete parts designed in third party proprietary design technologies offered primarily by SolidWorks, PTC and Autodesk. The Connector platform is a technology that allows for a direct interface between Aras Innovator, a third-party PLM solution which features modern, web-based technology, and various well-established CAD technologies. The Aras technology is offered under a subscription revenue model as is our Connector technology. We entered into a partnership agreement with Aras in 2012, pursuant to which we provide distribution and consulting services, as further described below. For a description of the risks related to our PLM business, see “Risk Factors – Risks Related to Our Business” in our Form 10-K for fiscal year 2015.

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

As detailed above, under the caption “Overview—Developing HomeView™ Technology,” during fiscal year 2015 and 2016 we have invested a substantial amount of time in pursuing a data management offering for the residential property market. The product idea was detailed in a patent filing in 2012 that has yet to be awarded. We expect to introduce this technology to the market in the third quarter of fiscal 2016.

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

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets includes contingent Earn-Out Payments equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction (ending October 31, 2016). Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. For the period from October 16, 2013 through October 31, 2015, Mentor has reported Earn-Out Payments of approximately $469,000, a portion of which have been paid in accordance with the Earn-Out Agreement. Mentor has reported to us that its CADRA revenue over the more recent quarters has been trending down significantly, and as a result, our revenue forecast for the remaining twelve months of the earn-out period has been reduced.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2015 included in our previously filed Form 10-K. There have been no changes to the policies for the three and six months ended November 30, 2015.

Results of Operations

The table below presents the comparative statements of operations for the three month periods ended November 30, 2015 and November 30, 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2015	November 30, 2014	Change in $	Change in %
Revenue:
Products	$354	$199	$155	77.9%
Services	950	828	122	14.7
Total revenue	1,304	1,027	277	27.0

Cost of revenue:
Products	17	33	(16)	(48.5)
Services	426	436	(10)	(2.3)
Total cost of revenue	443	469	(26)	(5.5)

Gross margin	861	558	303	54.3

Research and development expenses	137	222	(85)	(38.3)
Selling, general and administration expenses	634	645	(11)	(1.7)
Change in fair value of earn-out payments and holdback payment	61	(21)	82	(390.5)

Operating income (loss)	29	(288)	317	(110.1)

Interest expense	28	63	(35)	(55.6)
Other expense	23	28	(5)	(17.9)

Net loss	$(22)	$(379)	$357	(94.2)%

The table below presents the comparative statements of operations for the six month periods ended November 30, 2015 and November 30, 2014 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2015	November 30, 2014	Change in $	Change in %
Revenue:
Products	$408	$270	$138	51.1%
Services	1,877	1,621	256	15.8
Total revenue	2,285	1,891	394	20.8

Cost of revenue:
Products	46	86	(40)	(46.5)
Services	803	791	12	1.5
Total cost of revenue	849	877	(28)	(3.2)

Gross margin	1,436	1,014	422	41.6

Research and development expenses	291	494	(203)	(41.1)
Selling, general and administration expenses	1,233	1,362	(129)	(9.5)
Change in fair value of earn-out payments and holdback payment	51	(60)	111	(185.0)

Operating loss	(139)	(782)	643	(82.2)

Interest expense	41	127	(86)	(67.7)
Other expense	16	43	(27)	(62.8)

Net loss	$(196)	$(952)	$756	(79.4)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended November 30, 2015 and November 30, 2014:

	Items as a percentage of revenue
	November 30,	November 30,
	2015	2014
Revenue:
Products	27.1%	19.4%
Services	72.9	80.6
Total revenue	100.0	100.0

Cost of revenue:
Products	1.3	3.2
Services	32.7	42.5
Total cost of revenue	34.0	45.7

Gross margin	66.0	54.3

Research and development expenses	10.5	21.6
Selling, general and administrative expenses	48.6	62.8
Change in fair value of earn-out payments and holdback payments	4.7	(2.0)

Operating income (loss)	2.2	(28.0)

Interest expense	2.1	6.1
Other expense	1.8	2.7

Net loss	(1.7)%	(36.9)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the six month periods ended November 30, 2015 and November 30, 2014:

	Items as a percentage of revenue
	November 30,	November 30,
	2015	2014
Revenue:
Products	17.9%	14.3%
Services	82.1	85.7
Total revenue	100.0	100.0

Cost of revenue:
Products	2.0	4.6
Services	35.2	41.8
Total cost of revenue	37.2	46.4

Gross margin	62.8	53.6

Research and development expenses	12.7	26.1
Selling, general and administrative expenses	54.0	72.0
Change in fair value of earn-out payments and holdback payment	2.2	(3.2)

Operating loss	(6.1)	(41.4)

Interest expense	1.8	6.7
Other expense	0.7	2.3

Net loss	(8.6)%	(50.3)%

Revenue

The following table summarizes total revenue by product line for the three month periods ended November 30, 2015 and November 30, 2014 (in thousands, except percentages):

	November 30,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$1,003	$862	$141	16.4%
Connector	57	32	25	78.1
CADRA	121	130	(9)	(6.9)
Other third party products	123	3	120	4000.0
Total	$1,304	$1,027	$277	27.0%

The following table summarizes total revenue by product line for the six month periods ended November 30, 2015 and November 30, 2014 (in thousands, except percentages):

	November 30,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$1,744	$1,518	$226	14.9%
Connector	116	81	35	43.2
CADRA	236	286	(50)	(17.5)
Other third party products	189	6	183	3050.0
Total	$2,285	$1,891	$394	20.8%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the three and six month periods ended November 30, 2015 as compared to the same periods in fiscal 2015.

Product Revenue

Product revenue for the three and six months ended November 30, 2015 was approximately $354,000 and $408,000, as compared to approximately $199,000 and $270,000 for the same period in the prior fiscal year, an increase of about 77.9% and 51.1%, respectively. The table below details product revenue by product line for the three month periods ended November 30, 2015 and 2014 (in thousands, except percentages):

	November 30,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$344	$193	$151	78.2%
CADRA	10	6	4	66.7
Total	$354	$199	$155	77.9%

The table below details product revenue by product line for the six month periods ended November 30, 2015 and 2014 (in thousands, except percentages):

	November 30,
	2015	2014	$ Change	% Change
Product Line
ProductCenter	$378	$245	$133	54.3%
CADRA	21	25	(4)	(16.0)
Other third party products	9	−	9	−
Total	$408	$270	$138	51.1%

The revenue increase for ProductCenter product revenue during the second quarter resulted from several existing customers expanding their use of the technology. These orders from existing customers in the first half of the current fiscal year resulted in volume in excess of annual licensing activity for this product line for fiscal years 2011 through 2014 and the best quarterly production since fiscal 2009. We believe the pipeline of qualified proposals signals continued product revenue growth relative to the prior fiscal year for this product line although estimating the quarter in which these proposals may generate purchase orders, if at all, cannot be accurately forecasted.

Service Revenue

Our service revenue is composed of annual software maintenance and subscription contracts and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2015 and 2014, (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$659	$669	$(10)	(1.5)%
Connector	57	32	25	78.1
CADRA	111	124	(13)	(10.5)
Other	123	3	120	4000.0
Total	$950	$828	$122	14.7%

The table below summarizes service revenue by product line for the six months ended November 30, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Product Line
ProductCenter	$1,366	$1,273	$93	7.3%
Connector	116	81	35	43.2
CADRA	215	261	(46)	(17.6)
Other	180	6	174	2900.0
Total	$1,877	$1,621	$256	15.8%

Maintenance and subscription revenue was approximately $657,000 and $1,304,000 for the three and six month periods ended November 30, 2015, as compared to $614,000 and $1,249,000 for the same period in the prior fiscal year, an increase of approximately 7.0% and 4.4%, respectively. For the three months ended November 30, 2015 compared to the same period in the prior fiscal year, maintenance revenue from ProductCenter and CADRA were generally unchanged while subscription revenue from the Connector and from third party products we distribute contributed equally to the $43,000 increase. For the six month period ended November 30, 2015 compared to the same period in the prior fiscal year ProductCenter maintenance revenue increased 1.6%, CADRA maintenance revenue declined 15.0% primarily due to the weakness in the Euro relative to the USD and Connector subscription revenue increased 79.6%. During the same six month period, maintenance and subscription revenue related to third party products we distribute increased to $43,000 from just $6,000 in the prior fiscal year.

Our Connector technology is offered only as an annual subscription. Under these arrangements the subscriber pays upfront for the use of the technology for the subsequent twelve month period and the revenue is amortized evenly during the use period. For the three months ended November 30, 2015 our Connector subscription billings were approximately $48,000 as compared to $9,000 in the same period in the prior year. For the six month period ended November 30, 2015 our Connector subscription billings were approximately $88,000 as compared to $45,000 in the same period in the prior fiscal year. In the first half of the current fiscal year we added six new subscribers. Given the Aras Innovator installed base and what we perceive to be continuing market momentum for this technology we expect our Connector subscription business to continue to grow, although there can be no assurances that the revenue increase in the most recent quarter is sustainable.

 Consulting revenue was approximately $293,000 and $573,000 for the three and six months ended November 30, 2015, respectively, an increase of approximately 36.9% and 54.0%, from the same period in the prior fiscal year. These professional services are generated primarily from our existing ProductCenter customers. However, the Connector technology and the third party PLM solutions we are distributing present us with consulting opportunities that we might not otherwise be aware of and we expect these opportunities to be a growing portion of the consulting group’s activity.

The increased consulting revenue in the current quarter and for the six month period ended November 30, 2015 relative to the same period in the prior fiscal year was primarily due to a unique project we were awarded in May 2015 from our largest European customer. The project involves the implementation of several third party technologies in a test environment to create a central repository for engineering bill of materials for the customer’s complex products. The creation of the central repository will allow for improvement in querying parts and vastly improved viewing of finished products.

Gross Margin

Gross margin as a percentage of revenue was 66.0% and 62.8% for the three and six month periods ended November 30, 2015, respectively, as compared to 54.3% and 53.6% in the same periods in the prior fiscal year. The increase in overall gross margin in each of these periods is due primarily to the increase in product revenue of approximately 78% and 51% in the three and six month periods ended November 30, 2015 as compared to the same periods in the prior fiscal year, respectively, while incurring reduced product cost of revenue The reduced cost was related to lower non-cash expenses from capitalized software costs in previous periods becoming fully amortized. The Company also improved its gross margin on its services offerings in each of the three and six month periods ended November 30, 2015 as compared to the same periods in the prior fiscal year which also contributed to the overall gross margin improvement.

Research and Development Expenses

Research and development expenses were approximately $137,000 and $291,000 for the three and six month periods ended November 30, 2015, respectively, as compared to approximately $222,000 and $494,000 in the comparable periods in fiscal 2015. During the three and six month period ended November 30, 2015 approximately $113,000 and $231,000 of software development costs related to the development of new products were capitalized.  During the three and six month period ended November 30, 2014, no development costs were capitalized.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $634,000 and $1,233,000 for the three and six month periods ended November 30, 2015, respectively, as compared to approximately $645,000 and $1,362,000 for the comparable periods in fiscal year 2015, a decrease of approximately 1.7% and 9.5%. The revenue increase for the three and six month periods ended November 30, 2015 as compared to the same periods in the prior fiscal year resulted in increased variable expenses related to bonuses and commissions. These increased variable expenses were offset by reduced professional fees related to litigation that ended in the prior fiscal year.

Gain on sale of product line

During the three month period ended November 30, 2015, the Company wrote down the fair value of the Earn-Out Payments by $61,000 based on an independent valuation. The write down was required due to a material decline in the CADRA revenue as reported to the Company by Mentor. Under the terms of the Earn-Out Agreement, the Company is due 10% of the net revenue recorded by Mentor during the three year period from October 19, 2013 through October 31, 2016. Mentor has reported to us its CADRA revenue from October 19, 2013 through October 31, 2015 which amounted to approximately $4.69 million but has been trending down significantly over the more recent quarters. Based on the most recent revenue trend, the CADRA revenue forecast on which the Earn-Out Payments are based for the remaining twelve months has been reduced resulting in the write down this quarter.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2015 was approximately $28,000 and $41,000, respectively, as compared to approximately $63,000 and $127,000, for the comparable periods in the prior fiscal year. The average debt outstanding for the three and six month periods ended November 30, 2015 was approximately $896,000 and $705,000 compared to approximately $988,000 and $1.6 million from the comparable periods in the prior fiscal year. The decrease in average debt outstanding was the primary reason for the reduction in interest expense. Also during the three and six month periods ended November 30, 2014, the Company expensed approximately $18,000 of non-cash interest expense related to the extinguishment of warrants issued to Pride’s Crossing Capital.

Net Loss

The net loss for the three and six month periods ended November 30, 2015 was approximately ($22,000) and ($196,000) or ($0.02) and ($0.22) per share, respectively, as compared to net loss of approximately ($379,000) and ($952,000) or ($0.44) and ($1.08) per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the six month period ended November 30, 2015 the net cash used in operating activities totaled approximately $514,000 as compared to approximately $1.5 million in the comparable prior period. The net loss for the quarter adjusted for non-cash expenditures used approximately $22,000 as compared to approximately $703,000 in the comparable prior period. The net change in current assets and liabilities used $492,000 during the six month period composed primarily of a reduction in the deferred maintenance liability, an increase in account receivable and an increase in accounts payable and accrued expenses. The decline in the deferred maintenance liability is cyclical with the majority of the annual maintenance contracts being billed in the third and fourth quarters of the fiscal year.

Net cash used in investing activities for the six months ended November 30, 2015 was approximately $253,000, primarily composed of capitalized software development costs related to new products and capital expenditures compared to approximately $316,000 provided by investing activities in the prior fiscal year.

Net cash provided by financing activities for the six months ended November 30, 2015 totaled approximately $523,000 composed primarily of an increase of $454,000 in the short term borrowing arrangement with EssigPR, Inc., a Puerto Rico corporation (“EssigPR Note”).

In September 2015, the Company issued 10,000 shares of the Company’s common stock at a purchase price of $5.00 per share to an accredited investor in a private placement transaction for total proceeds of $50,000. This transaction was completed pursuant to a Securities Purchase Agreement entered into with the investor. In lieu of registration rights, the investor is entitled to a fee of $5,000 to be paid in eight equal quarterly installments during the twenty-four month period (the “Payment Period”) following the investment. The Securities Purchase Agreement also provides the investor with the right to require the Company to redeem the Common Stock held by such investor for $7.00 per share in cash for a 30-day period following the Payment Period.

Capital Resource Activity

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

On October 16, 2015, the Short Term Note was amended again to increase the borrowings from $300,000 to $700,000 and to extend the due date from October 10, 2015 to January 10, 2016. On November 30, 2015, the Short Term Note was again amended to increase the borrowings from $700,000 to $754,000.

On January 8, 2016, the Short Term Note was amended again to extend the due date from January 10, 2016 to April 10, 2016.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of November 30, 2015.

In addition to the borrowing arrangements with EssigPR and Joe Daly, the Company obtained a credit line of $80,000 from BlueVine Capital, Inc. (“BlueVine”). This facility allows for short term advances of up to 85% of the face value of customer invoices that meet certain parameters specified and approved by BlueVine.

Short term advances from related parties. Robert Anthonyson, an Officer, Director and beneficial owner of 19.5% of Company common shares as of November 30, 2015, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson during the second quarter of fiscal year 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of Company common shares as of November 30, 2015, loaned the Company $19,300 on September 1, 2015 which was repaid during the second quarter of fiscal year 2016.

Capital Requirements for Business

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

The Company has been investigating various alternatives for raising this needed capital. While debt is one of those alternatives, the Company believes that some form of equity infusion is more appropriate given that the new product has not yet demonstrated market acceptance or proven its revenue model.

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

The Company had a cash balance of approximately $104,000 as of November 30, 2015. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

Capital Requirements for Redeemable Common Stock

As described below, during calendar year 2016, the Company has substantial repurchase obligations relating to shares of common stock sold in various private placements, including $420,000 of financial obligations with respect to shares of common stock that may be put to the Company in second quarter of fiscal year 2017.

Pursuant to the terms of prior private placements, we have outstanding 180,000 shares of our common stock that were sold at a purchase price of $5.00 per share and each investor may, beginning on various dates in fiscal 2017 and fiscal 2018, require us to repurchase such investor’s shares at $7.00 per share, as indicated below:

Repurchase Period	No. of Shares Subject to Repurchase	Purchase Price (per share)	Repurchase Price (per share)	Aggregate Repurchase Price
9/18/16 – 10/18/16	20,000	$5.00	$7.00	$140,000
9/22/16 – 10/22/16	30,000	$5.00	$7.00	$210,000
10/9/16 – 11/8/16	10,000	$5.00	$7.00	$70,000
6/20/17 – 9/18/17	110,000	$5.00	$7.00	$770,000
9/21/17 – 10/21/17	10,000	$5.00	$7.00	$70,000
Total:	180,000			$1,260,000

If we are unable to honor the put right with respect 110,000 of such shares (a financial obligation of $770,000), the unpaid portion converts into a loan obligation secured by all our assets and bearing interest at an annual rate of 20%.  If we default on our obligations under such note, the holder of such note may assert any rights it has as a secured creditor, including rights to foreclose on our assets.

Item 3. Controls and Procedures

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

As of the end of the period covered by this report (November 30, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We generated positive cash flow as measured by EBITDA, a non-GAAP measure, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 and 2016 to develop a new product for the residential property market has resulted in current year cash losses that have been funded by our balance sheet, sales of common stock and limited additional borrowings. As beta testing is completed on our new product offering, additional capital will be required for the commercial launch. There can be no assurance that the capital needed will be available or if the terms will be reasonable. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

If launched during fiscal year 2016, our HomeView product may not gain enough market acceptance to warrant continued investment.

We have made a substantial investment in pursuing the HomeView product idea. If we are able to raise the additional capital we need to launch the technology, we expect that investment to continue and possibly increase in fiscal 2016. While our analysis supports the need for this kind of technology in the residential property market, there can be no assurance that HomeView will gain the number of users required to warrant the continued investment.  Failure to gain market acceptance may lead to the write off of the investment made in HomeView through a charge to income.

We have substantial repurchase obligations relating to securities we sold in various private placements, which may be put to us starting in September 2016.  If we are unable to meet these financial obligations, which are approximately $1,260,000 in the aggregate, or re-negotiate their terms, our financial condition would be materially adversely affected.

Pursuant to the terms of prior private placements, we have outstanding 180,000 shares of our common stock that were sold at a purchase price of $5.00 per share and each investor may, beginning on various dates in fiscal 2017 and fiscal 2018, require us to repurchase such investor’s shares at $7.00 per share, as indicated below:

Repurchase Period	No. of Shares Subject to Repurchase	Purchase Price (per share)	Repurchase Price (per share)	Aggregate Repurchase Price
9/18/16 – 10/18/16	20,000	$5.00	$7.00	$140,000
9/22/16 – 10/22/16	30,000	$5.00	$7.00	$210,000
10/9/16 – 11/8/16	10,000	$5.00	$7.00	$70,000
6/20/17 – 9/18/17	110,000	$5.00	$7.00	$770,000
9/21/17 – 10/21/17	10,000	$5.00	$7.00	$70,000
Total:	180,000			$1,260,000

If we are unable to honor the put right with respect 110,000 of such shares (a financial obligation of $770,000), the unpaid portion converts into a loan obligation secured by all our assets and bearing interest at an annual rate of 20%.  If we default on our obligations under such note, the holder of such note may assert any rights it has as a secured creditor, including rights to foreclose on our assets.

Revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

We have experienced consolidated revenue declines each fiscal year since 2006. The revenue declines for fiscal years 2014 and 2015, however, were primarily due to the CADRA Sale that was completed four months into fiscal year 2014.

Revenue from our ProductCenter technology declined for eight straight fiscal years from fiscal year 2006 through fiscal year 2014. In fiscal year 2015, ProductCenter revenue increased by 14.6% compared to the prior fiscal year and in the first six months of fiscal year 2016 ProductCenter revenue experienced a 14.9% increase compared to the prior fiscal year. The backlog, pipeline of active deals and contract awards indicate that the double digit revenue growth is likely to continue for fiscal 2016, although there can be no assurances in that regard. The revenue declines described above were due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The recent increases in ProductCenter revenue has come from existing customers expanding their use of the technology. It is difficult for the Company to determine if the current year revenue increase is sustainable.

Subscription revenue from our Connector technology increased by approximately 79.6% in the first six months of fiscal year 2016 compared to the same period in the prior year. We added six new customers and we hope to continue to build on that momentum. This solution is offered only as a subscription which makes revenue growth a more likely event year-over-year as compared to the perpetual license model employed with our ProductCenter technology. The customers for our Connector technology are Aras Innovator (a third party PLM solution) users that have already made the investment in that technology and are now trying to get more functionality from that investment. It is our understanding that Aras Innovator continues to grow at a much faster rate than the overall PLM market which provides us with an opportunity to continue to grow our Connector revenue.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the three month periods ended November 30, 2015 and 2014, North America accounted for approximately 78.8% and 82.8%, Europe for approximately 21.0% and 17.2% and Asia for approximately 0.2% and zero of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

·

a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

·

all compensation received by the broker-dealer in connection with the transaction;

·

current quotation prices and other relevant market data; and

·

a monthly account statement reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

A small number of shareholders own a large number of shares thereby potentially exerting significant influence over us.

As of January 10, 2016, the three members of our board of directors beneficially own approximately 34.3% of our outstanding shares. Two other shareholders together beneficially own approximately 33.5% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of November 30, 2015, the Company estimated the fair value of these future payments at $325,000 and are subject to adjustment each fiscal quarter based on an independent third party valuation. The maximum royalty that could be received by the Company is $423,000. During the three month period ended November 30, 2015, the Company wrote down the fair value of the Earn-Out Payments by $61,000 based on an independent valuation. The write down was required due to a material decline in the CADRA revenue as reported to the Company by Mentor.

There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of November 30, 2015. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings. CADRA annualized revenue would have to average approximately $2.417 million over the Remaining Royalty Period to maximize the royalty payments. For Mentor’s most recently completed full fiscal year, CADRA revenue was approximately $2.835 million, however, the CADRA revenue for the trailing twelve months was only $2.168 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, we issued 10,000 shares of our common stock for an aggregate purchase price of $50,000 to an accredited investor in a private placement pursuant to a Securities Purchase Agreement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which description is incorporated herein by reference. We intend to use the proceeds from such private placement for working capital and other general corporate purposes.

Item 6. Exhibits

See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: January 14, 2016	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: January 14, 2016	/s/ Joseph P. Mullaney
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
10.20

Amendment No. 3 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated October 16, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 16, 2015).

10.21	Amendment No. 4 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated November 30, 2015, filed herein.
10.22	Amendment No. 5 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated January 8, 2016, filed herein.
10.23

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.24

Form of Securities Purchase Agreement by and between SofTech, Inc. and Robert Anthonyson, dated September 21, 2015 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on October 15, 2015).

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