Form 10-Q
period 2016-02-29
SOFTECH INC
filed 2016-04-14
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

The number of shares outstanding of registrant’s common stock at April 10, 2016 was 903,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands, except for share data)
	February 29, 2016 (Unaudited)	May 31, 2015
ASSETS

Cash	$73	$310
Accounts receivable (less allowance for uncollectible accounts of $18 as of February 29, 2016 and May 31, 2015)	726	587
Earn-out payments from CADRA sale, current portion	200	243
Prepaid and other assets	278	315

Total current assets	1,277	1,455

Property and equipment, net	77	57
Goodwill	948	948
Capitalized software development costs, net	722	422
Capitalized patent costs	114	109
Earn-out payments from CADRA sale, net of current portion	146	133
Related party note receivable	134	134
Other assets	35	35

TOTAL ASSETS	$3,453	$3,293

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$281	$137
Accrued expenses	360	283
Deferred revenue	1,558	1,732
Capital lease, current	24	19
Current maturities of long-term debt	900	446

Total current liabilities	3,123	2,617

Capital lease, net of current portion	45	30
Other accrued liabilities	1	10

Total liabilities	3,169	2,657

Commitments and contingencies
Redeemable Common Stock and Shareholders Deficit:
Redeemable common stock, $0.10 par value, 180,000 and 170,000 shares issued and outstanding at February 29, 2016 and May 31, 2015, respectively.	1,260	1,190

Shareholders’ deficit:
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at February 29, 2016 and May 31, 2015	73	73
Additional paid in capital	27,114	27,056
Accumulated deficit	(27,905)	(27,400)
Accumulated other comprehensive loss	(258)	(283)
Total shareholders’ deficit	(976)	(554)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,453	$3,293

See accompanying notes to consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	February 29,	February 28,
	2016	2015

Revenue:
Products	$67	$184
Services	845	741
Total revenue	912	925

Cost of revenue:
Products	18	38
Services	335	392
Total cost of revenue	353	430

Gross margin	559	495

Research and development expenses	204	183
Selling, general and administrative expenses	668	592
Change in fair value of earn-out payments	(21)	(10)

Operating loss	(292)	(270)

Interest expense	30	31
Other (income) expense	(12)	55

Net loss	$(310)	$(356)

Basic and diluted net loss per share:	$(0.34)	$(0.40)

Weighted average common and redeemable shares outstanding-basic and diluted	903,724	893,724

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Nine Months Ended
	February 29,	February 28,
	2016	2015

Revenue:
Products	$475	$454
Services	2,722	2,362
Total revenue	3,197	2,816

Cost of revenue:
Products	64	124
Services	1,138	1,183
Total cost of revenue	1,202	1,307

Gross margin	1,995	1,509

Research and development expenses	495	677
Selling, general and administrative expenses	1,900	1,953
Change in fair value of earn-out payments and holdback payment	30	(70)

Operating loss	(430)	(1,051)

Interest expense	71	158
Other expense	4	98

Net loss	$(505)	$(1,307)

Basic and diluted net loss per share:	$(0.56)	$(1.47)

Weighted average common and redeemable shares outstanding-basic and diluted	898,833	888,906

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands)
	For the Three Months Ended
	February 29,	February 28,
	2016	2015

Net loss	$(310)	$(356)

Other comprehensive income:
Foreign currency translation adjustment	(30)	113

Comprehensive loss	$(340)	$(243)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands)
	For the Nine Months Ended
	February 29,	February 28,
	2016	2015

Net loss	$(505)	$(1,307)

Other comprehensive income:
Foreign currency translation adjustment	25	198

Comprehensive loss	$(480)	$(1,109)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Nine Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(505)	$(1,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	64	253
Stock-based compensation	86	85
Non-cash loss on foreign currency transactions	4	98
Non-cash interest expense	-	27
Change in fair value of earn-out payments and holdback payment	30	(70)
Change in current assets and liabilities:
Accounts receivable	(139)	125
Prepaid expenses and other assets	37	(31)
Accounts payable and accrued expenses	204	(617)
Deferred revenue	(174)	228
Net cash used in operating activities	(393)	(1,209)

Cash flows from investing activities:
Capital expenditures	(17)	(2)
Proceeds from holdback agreement	-	320
Capitalized software development costs	(335)	(101)
Capitalized patent costs	(5)	(2)
Net cash provided by (used in) investing activities	(357)	215

Cash flows from financing activities:
Cost of repurchase of common stock	-	(37)
Cost of repurchase of redeemable common stock	-	(275)
Borrowing under debt agreements	578	750
Proceeds from issuance of common stock	50	820
Repayments under debt agreements	(124)	(1,020)
Repayments under capital lease	(12)	(10)
Net cash provided by financing activities	492	228

Effect of exchange rates on cash	21	95
Decrease in cash and cash equivalents	(237)	(671)
Cash and cash equivalents, beginning of period	310	1,209
Cash and cash equivalents, end of period	$73	$538

Supplemental disclosures of cash flow information:
Interest paid	$47	$105
Income taxes paid	$2	$2

Noncash investing and financing activities:
Accretion of redeemable common stock	$29	$370
Purchase of property and equipment under capital lease	$32	$-

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. The Company is primarily engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. In addition to the products offered to the PLM industry, in 2012, the Company filed a patent application describing an information management system for the residential property market. During fiscal years 2015 and 2016 the Company invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. In January 2016, the product, HomeView™, was introduced to the market and a free version of the app was made available on iTunes. The Company’s operations are organized geographically with offices in the U.S. and in Italy. The Company also has resellers in Asia and Europe.

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

Our unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended May 31, 2015 included in our Annual Report on Form 10-K (“Annual Report”), which was filed with the SEC on August 31, 2015. In the opinion of management, the consolidated financial statements include all adjustments necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods.

The Company has sustained net operating losses and negative cash flow from operations for fiscal year 2014, 2015 and the first nine months of fiscal 2016 as detailed in the table below (000’s):

	Nine Months
	Ended	Fiscal Years Ended
	February 29,	May 31,	May 31,
	2016	2015	2014

Net loss	$(505)	$(1,319)	$(748)

Net cash used in operating activities	$(393)	$(1,287)	$(516)

The majority of the net losses and net cash used in operating activities during fiscal year 2015 and the first nine months of fiscal 2016 related to our Italian subsidiary and expenses we have incurred in launching our HomeView technology.

Our Italian subsidiary was primarily focused on marketing and supporting the CADRA technology prior to the sale of that product line in fiscal 2014. Since that time, it has been offering CADRA under a Distributorship Agreement while developing new revenue streams. The losses diminished significantly in fiscal 2016 as compared to 2015 as a result of these new initiatives.

With regard to HomeView, we are continuing to develop the technology and expect multiple new releases for the foreseeable future. We began introducing this product to the market during the three months ended February 29, 2016. The Company expects that additional capital will be required to continue to introduce HomeView into the market effectively.

The Company has been investigating various alternatives for raising this needed capital. While debt is one of those alternatives, the Company believes that some form of equity infusion is more appropriate given that the new product has not yet demonstrated market acceptance or proven its revenue model. There can be no assurance that we can raise the necessary capital on reasonable terms. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the HomeView product and for establishing a new revenue source may be materially negatively impacted.

Another possible alternative to selling additional shares of common stock or incurring debt may be to raise the necessary capital through the sale of one or more of the Company’s existing revenue producing product lines. At this time, we do not know what alternatives will be available to us and no final decision has been made on the best alternative available. However, we are continuously evaluating this situation.

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

The Company had a cash balance of approximately $73,000 as of February 29, 2016. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity.  Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

HOMEVIEW, INC.

The Company established a wholly-owned subsidiary, HomeView, Inc. on April 7, 2015 in Massachusetts. HomeView™, a technology being developed by HomeView, Inc., is a secure, intelligent home asset management and maintenance system. HomeView allows homeowners to create a virtual home manual that logs, manages and tracks personal assets and attributes about the property. Home ownership is made easier by managing user manuals, warranty periods, service records, maintenance reminders and other projects with HomeView. We are currently offering this technology to consumers as a hosted solution, with the software residing on our servers.

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million. Through February 29, 2016 the Company has received a total of approximately $3.5 million from Mentor. On April 1, 2016, the Company received an additional payment of approximately $200,000 in contingent payments and could receive up to an additional $223,000 based upon the CADRA revenue generated by Mentor for the period from February 1, 2016 through October 31, 2016. In accordance with the terms of the Asset Purchase Agreement the final payment would be received on or before April 1, 2017.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. In March 2016 that arrangement was extended through March 24, 2017 on a non-exclusive basis. Under the new arrangement, gross margin on software remained at 30% and the gross margin on support contracts is 35%.

RECLASSIFICATIONS

Certain accounts in the financial statements for the three and nine month period ended February 28, 2015 have been reclassified for presentation purposes and had no impact on net loss.

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

During both the three and nine months ended February 28, 2015, the Company capitalized software development costs of approximately $101,000. During the three and nine months ended February 29, 2016, the Company capitalized approximately $104,000 and $335,000 of its software development costs, respectively. Amortization expense related to capitalized software development costs for the three and nine months ended February 29, 2016 was approximately $7,000 and $35,000, respectively, as compared to approximately $28,000 and $84,000 for the comparable periods in the prior fiscal year.

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

As of May 31, 2015, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three and nine months ended February 29, 2016 to warrant an interim impairment test.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $5,000 for both the three and nine month periods ended February 29, 2016, respectively, as compared to $2,000 for both the three and nine month periods ended February 28, 2015.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of February 29, 2016, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, Earn-Out Payments, related party notes receivable, accounts payable, accrued expenses, long-term debt and capital lease obligations. The Company’s estimate of the fair value of these financial instruments approximates their carrying value due to the short term maturity of the assets and liabilities at February 29, 2016.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis are the Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of February 29, 2016, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $423,000. On April 1, 2016, the Company received an Earn-Out Payment of approximately $200,000 for the CADRA revenue generated by Mentor for the twelve month period ended January 31, 2016 thereby reducing the maximum amount that could be collected in the final Earn-Out Payment due on April 1, 2017 to $223,000. The final Earn-Out Payment will be based on the CADRA revenue generated for the nine month period ended October 31, 2016. The average quarterly CADRA revenue for Mentor’s most recent fiscal year was approximately $500,000.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of February 29, 2016:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$346	$-	$-	$346
Total assets at fair value	$346	$-	$-	$346

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$376	$-	$-	$376
Total assets at fair value	$376	$-	$-	$376

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset from May 31, 2014 through February 29, 2016.

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	(30)
Fair value at February 29, 2016	$346

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

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three and nine months ended February 29, 2016 resulted in a gain (loss) of approximately $21,000 and ($30,000), respectively. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three and nine months ended February 28, 2015 resulted in income of approximately $10,000 and $70,000, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions were included in the statements of operations. For the three and nine month periods ended February 29, 2016, the Company recorded a net (gain) loss from foreign currency related transactions of approximately ($12,000), and $4,000, respectively, as compared to approximately $55,000 and $98,000, respectively, for the comparable periods in the prior fiscal year, to Other (income) expense in the unaudited Consolidated Statements of Operations.

NET (LOSS) INCOME PER COMMON SHARE

For the three and nine month periods ended February 29, 2016, 3,989 and 3,192, respectively, options to purchase shares of common stock were anti-dilutive and were excluded from the basic and diluted earnings per share calculation. For the three and nine month periods ended February 28, 2015, 1,991 and 995, respectively, options to purchase shares of common stock were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common stocks are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of February 29, 2016, 149,500 options were outstanding.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	30,000	1.84	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.11	-	-

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	1.00	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at February 29, 2016	149,500	$1.75	7.82	$4,975

Exercisable at February 29, 2016	131,598	$1.77	7.74	$4,722

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

For the three and nine month periods ended February 29, 2016, the Company expensed approximately $28,000 and $86,000 of stock-based compensation, respectively, as compared to approximately $25,000 and $85,000 in the comparable prior periods.

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

As of February 29, 2016, the redeemable common stockholders of the Company have the right to redeem shares with an aggregate redemption value of $420,000 within twelve months of the balance sheet date.

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

	Three Month Periods Ended
Revenue:	February 29, 2016	February 28, 2015
North America	$746	$809
Europe	193	146
Asia	3	-
Eliminations	(30)	(30)
Consolidated Total	$912	$925

	Nine Month Periods Ended
Revenue:	February 29, 2016	February 28, 2015
North America	$2,564	$2,350
Europe	675	512
Asia	9	-
Eliminations	(51)	(46)
Consolidated Total	$3,197	$2,816

Long Lived Assets:	As of February 29, 2016	As of May 31, 2015
North America	$2,136	$1,797
Europe	40	41
Consolidated Total	$2,176	$1,838

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

On April 11, 2016, the Short Term Note was amended to extend the due date to July 10, 2016.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of February 29, 2016.

SHORT TERM ADVANCES FROM RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 19.5% of the Company’s outstanding common stock as of February 29, 2016, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson during the second quarter of fiscal year 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of the Company’s outstanding common stock as of February 29, 2016, loaned the Company $19,300 on September 1, 2015 which was repaid during the second quarter of fiscal year 2016.

BLUEVINE

In September 2015, the Company arranged for a credit line of up to $80,000 with BlueVine Capital, Inc. (“BlueVine”). The borrowing arrangement with BlueVine as the lender allows the Company to receive an advance of 85% of the total value of specified invoices. During the three and nine month periods ended February 29, 2016, the Company received advances totaling approximately $23,000 and $55,000 against seven invoices from one customer. As of February 29, 2016 there were no outstanding borrowings under this debt facility.

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

On March 25, 2016, the Company’s wholly-owned subsidiary in Italy renewed its Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) through March 24, 2017 on a non-exclusive basis.

On April 11, 2016 the Short Term Note by and among SofTech, Inc., EssigPR and Joe Daly was extended for an additional three months to July 10, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements that relate to, among other matters, our business operations and plans and strategy for the future; our future financial performance and results of operations; and demand for our products and services. These forward-looking statements are often identified by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. These statements are only predictions and involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed. You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our ability to:

•

generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

•

maintain good relationships with our lenders;

•

comply with the covenant requirements and payment terms under our loan agreements;

•

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products;

•

attract and retain qualified personnel;

•

prevent obsolescence of our technologies;

•

identify strategic initiatives and opportunities that are consistent with our strategic goals;

•

maintain agreements with our critical software vendors;

•

secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers; and

•

secure new business, both from existing and new customers.

These and other additional factors that may cause our actual results to differ materially from those contained in the forward-looking statements are set forth more fully under Item 1A “Risk Factors” of this report and the other reports we file from time to time with the SEC.

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

Developing HomeView™ Technology

One such patent filed in 2012 described an information management system for the residential property market. During fiscal 2015 and 2016 we have invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. We are marketing this technology under the name HomeView™. By the end of the second quarter of fiscal 2015 we had completed the preliminary project stage and met the other conditions for capitalizing development costs under ASC 350-40. While this technology is aimed at the needs of the residential property market, the skillsets of our PLM engineers are very similar to the requirements for this technology.

In December 2015, the mobile version of HomeView was approved on iTunes and is now available for download at no charge. HomeView is offered as a hosted solution wherein the software resides on our servers. We are continuing to develop the technology and expect multiple new releases for the foreseeable future. We began introducing this product to the market in the third quarter of fiscal 2016, through attendance and participation at multiple trade events as well as conducting other market outreach activities. Specifically, we attended the Computer Electronics Show and the National Association of Home Builders Show in Las Vegas, Nevada in January 2016. We also exhibited at Inman Connect, a gathering focused on Realtors and Brokers, in New York City in February 2016. In March and April 2016 we have exhibited at multiple Home Shows throughout Massachusetts. We expect this market outreach to continue and possibly increase for the foreseeable future.

ProductCenter

From fiscal years 2006 through 2014 our ProductCenter technology experienced year over year revenue declines. We identified multiple causes for this historical negative revenue trend including, among other things: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already had a long sales cycle, and (iii) uncertain economic conditions. ProductCenter revenue increased in fiscal 2015 by 14.6% as compared to the prior fiscal year. For the first nine months of fiscal 2016, the revenue from the ProductCenter technology increased 5.8% as compared to the same period in fiscal 2015, although this growth has been uneven through the fiscal quarters of fiscal 2016 as detailed herein.

Connector

The Connector technology is offered only as an annual subscription. This product was launched in fiscal 2014 and has been growing steadily. Our revenue for the first nine months of fiscal 2016 was about $137,000 as compared to about $79,000 for the same period in fiscal 2015. During the first nine months of fiscal 2016 we had ten new subscribers compared to seven new subscribers during the same period in fiscal 2015.

CADRA Sale

CADRA is a drafting and design software package for the professional mechanical engineer.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) payable on the one year anniversary of the closing date subject to any indemnification claims, (the “Holdback Payment”), and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date (the “Earn-Out Payments”), based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). The Holdback Payment of $320,000 was received on October 20, 2014. No indemnification claims against the Company were made by Mentor during the period of indemnification which has now expired. As of April 1, 2016, Mentor has paid the Company $528,000 of the maximum $750,000 of Earn-Out Payments related to CADRA revenue generated by Mentor from the transaction date to January 31, 2016. The final Earn-Out Payment is due on April 1, 2017 based on CADRA revenue generated by Mentor for the nine months ended October 31, 2016.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany). Since then, the arrangement has been amended, extended and renewed multiple times. On March 25, 2016, the Distributorship Agreement between SofTech Srl and Mentor was renewed allowing us to market and support the CADRA technology throughout Europe (except Germany) through March 24, 2017 on a non-exclusive basis. Under this arrangement gross margin on software is 30% and the gross margin on support contracts is 35%, consistent with the prior year’s Distributorship Agreement.

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

Distribution Activity

In connection with the CADRA Sale, we entered into a Distributorship Agreement with Mentor to market and support the CADRA technology throughout Europe (except Germany), for a minimum of one year following the sale, through our wholly-owned subsidiary in Italy, SofTech, Srl. The margin to be earned by SofTech for this distribution activity pursuant to the existing Distributorship Agreement was consistent with the margin earned by distributors in the industry. In addition, we will continue to market and distribute third party technologies from Aras as we have since 2012.

Consulting

SofTech has been engaged in the PLM market since 1993. Our consulting group is composed of deeply experienced, long tenured experts solving very complex problems relating to data migration, customization, data control, access, version control, connectivity between proprietary systems and a myriad of other problems encountered by our customers.

Exploring Strategic Initiatives

A core tenet of the management team’s strategy during the past several years has been to actively consider ways to monetize some or all of SofTech’s assets and to pursue new strategic initiatives, such as potential business combinations, sale transactions or strategic partnerships.

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

As detailed above, under the caption “Overview—Developing HomeView™ Technology,” during fiscal year 2015 and 2016 we have invested a substantial amount of time in pursuing a data management offering for the residential property market. The product idea was detailed in a patent filing in 2012 that has yet to be awarded. During the third quarter of fiscal 2016, we made the HomeView technology available on iTunes. In addition, we attended a half dozen technology, trade and home shows to begin to introduce the offering. The feedback has been positive to date and we expect this kind of marketing outreach to continue for the foreseeable future.

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

Other

Deferred CADRA Purchase Price. The sale of the CADRA assets includes contingent Earn-Out Payments equal to 10% of Mentor’s revenue derived from the CADRA technology up to a maximum of $750,000 over the three year period following completion of the transaction (ending October 31, 2016). Therefore, SofTech has a direct financial interest in the continued success of the CADRA technology subsequent to the sale. For the period from October 16, 2013 through January 31, 2016, Mentor has reported Earn-Out Payments of approximately $528,000, all of which have been paid in accordance with the Earn-Out Agreement. The CADRA revenue over the more recent quarters has been trending down significantly, and as a result, our revenue forecast for the remaining nine months of the earn-out period has been reduced.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2015 included in our previously filed Form 10-K. There have been no changes to the policies for the three and nine months ended February 29, 2016.

Results of Operations

The table below presents the comparative statements of operations for the three month periods ended February 29, 2016 and February 28, 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 29, 2016	February 28, 2015	Change in $	Change in %
Revenue:
Products	$67	$184	$(117)	(63.6)%
Services	845	741	104	14.0
Total revenue	912	925	(13)	(1.4)

Cost of revenue:
Products	18	38	(20)	(52.6)
Services	335	392	(57)	(14.5)
Total cost of revenue	353	430	(77)	(17.9)

Gross margin	559	495	64	12.9

Research and development expenses	204	183	21	11.5
Selling, general and administration expenses	668	592	76	12.8
Change in fair value of earn-out payments	(21)	(10)	(11)	110.0

Operating loss	(292)	(270)	(22)	8.1

Interest expense	30	31	(1)	(3.2)
Other (income) expense	(12)	55	(67)	(121.8)

Net loss	$(310)	$(356)	$46	(12.9)%

The table below presents the comparative statements of operations for the nine month periods ended February 29, 2016 and February 28, 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	February 29, 2016	February 28, 2015	Change in $	Change in %
Revenue:
Products	$475	$454	$21	4.6%
Services	2,722	2,362	360	15.2
Total revenue	3,197	2,816	381	13.5

Cost of revenue:
Products	64	124	(60)	(48.4)
Services	1,138	1,183	(45)	(3.8)
Total cost of revenue	1,202	1,307	(105)	(8.0)

Gross margin	1,995	1,509	486	32.2

Research and development expenses	495	677	(182)	(26.9)
Selling, general and administration expenses	1,900	1,953	(53)	(2.7)
Change in fair value of earn-out payments	30	(70)	100	(142.9)

Operating loss	(430)	(1,051)	621	(59.1)

Interest expense	71	158	(87)	(55.1)
Other expense	4	98	(94)	(95.9)

Net loss	$(505)	$(1,307)	$802	(61.4)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended February 29, 2016 and February 28, 2015:

	Items as a percentage of revenue
	February 29,	February 28,
	2016	2015
Revenue:
Products	7.3%	19.9%
Services	92.7	80.1
Total revenue	100.0	100.0

Cost of revenue:
Products	2.0	4.1
Services	36.7	42.4
Total cost of revenue	38.7	46.5

Gross margin	61.3	53.5

Research and development expenses	22.4	19.8
Selling, general and administrative expenses	73.2	64.0
Change in fair value of earn-out payments	(2.3)	(1.1)

Operating loss	(32.0)	(29.2)

Interest expense	3.3	3.4
Other (income) expense	(1.3)	5.9

Net loss	(34.0)%	(38.5)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the nine month periods ended February 29, 2016 and February 28, 2015:

	Items as a percentage of revenue
	February 29,	February 28,
	2016	2015
Revenue:
Products	14.9%	16.1%
Services	85.1	83.9
Total revenue	100.0	100.0

Cost of revenue:
Products	2.0	4.4
Services	35.6	42.0
Total cost of revenue	37.6	46.4

Gross margin	62.4	53.6

Research and development expenses	15.5	24.0
Selling, general and administrative expenses	59.4	69.4
Change in fair value of earn-out payments	0.9	(2.5)

Operating loss	(13.5)	(37.3)

Interest expense	2.2	5.6
Other expense	0.1	3.5

Net loss	(15.8)%	(46.4)%

Revenue

The following table summarizes total revenue by product line for the three month periods ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$690	$783	$(93)	(11.9)%
Connector	59	55	4	7.3
CADRA	82	80	2	2.5
Other third party products	81	7	74	1057.1
Total	$912	$925	$(13)	(1.4)%

The following table summarizes total revenue by product line for the nine month periods ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$2,434	$2,301	$133	5.8%
Connector	175	136	39	28.7
CADRA	318	366	(48)	(13.1)
Other third party products	270	13	257	1,976.9
Total	$3,197	$2,816	$381	13.5%

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the three and nine month periods ended February 29, 2016 as compared to the same periods in fiscal 2015.

Product Revenue

Product revenue for the three and nine months ended February 29, 2016 was approximately $67,000 and $475,000, as compared to approximately $184,000 and $454,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$61	$177	$(116)	(65.5)%
CADRA	6	4	2	50.0
Other third party products	-	3	(3)	(100.0)
Total	$67	$184	$(117)	(63.6)%

The table below details product revenue by product line for the nine month periods ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$439	$422	$17	4.0%
CADRA	27	29	(2)	(6.9)
Other third party products	9	3	6	200.0
Total	$475	$454	$21	4.6%

Aggregate product revenue from our ProductCenter technology in each of fiscal 2015 and the first nine months of fiscal 2016 has been more than double that of the aggregate ProductCenter technology product revenue in each of fiscal years 2013 and 2014 as we have had multiple existing customers expanding the use of the technology. However, the quarterly revenue in fiscal 2015 and 2016 has been erratic and unpredictable. The three months ended February 29, 2016, was one such quarter where we were tracking several opportunities that slipped into future periods resulting in just $61,000 in product revenue, compared with product revenues of $354,000 during the second quarter of fiscal 2016. We expect this uneven quarterly experience to continue for the foreseeable future.

Service Revenue

Our service revenue is composed of annual software maintenance and subscription contracts and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$629	$607	$22	3.6
Connector	59	55	4	7.3
CADRA	76	75	1	1.3
Other	81	4	77	1925.0
Total	$845	$741	$104	14.0%

The table below summarizes service revenue by product line for the nine months ended February 29, 2016 and February 28, 2015 (in thousands, except percentages):

	February 29,	February 28,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$1,995	$1,880	$115	6.1%
Connector	175	136	39	28.7
CADRA	291	336	(45)	(13.4)
Other	261	10	251	2510.0
Total	$2,722	$2,362	$360	15.2%

Maintenance and subscription revenue was approximately $643,000 and $1,947,000 for the three and nine month periods ended February 29, 2016, as compared to $587,000 and $1,836,000 for the same period in the prior fiscal year, an increase of approximately 9.5% and 6.0%, respectively. For the three months ended February 29, 2016 compared to the same period in the prior fiscal year, maintenance revenue from ProductCenter and CADRA were generally unchanged while subscription revenue from the Connector and from third party products we distribute contributed equally to the $41,000 increase. For the nine month period ended February 29, 2016 compared to the same period in the prior fiscal year ProductCenter maintenance revenue increased 1.8%, CADRA maintenance revenue declined 10.3% primarily due to the weakness in the Euro relative to the USD and Connector subscription revenue increased 73.4%. During the same nine month period, maintenance and subscription revenue related to third party products we distribute increased to $69,000 from just $10,000 in the same period in the prior fiscal year.

Our Connector technology is offered only as an annual subscription. Under these arrangements the subscriber pays upfront for the use of the technology for the subsequent twelve month period and the revenue is amortized evenly during the use period. For the three months ended February 29, 2016 our Connector subscription billings were approximately $61,000 as compared to $73,000 in the same period in the prior year. For the nine month period ended February 29, 2016 our Connector subscription billings were approximately $149,000 as compared to $122,000 in the same period in the prior fiscal year. In the first nine months of the current fiscal year we added ten new subscribers. Given the Aras Innovator installed base and what we perceive to be continuing market momentum for this technology we expect our Connector subscription business to continue to grow, although there can be no assurances that the revenue increase in the most recent quarter is sustainable.

Consulting revenue was approximately $202,000 and $775,000 for the three and nine months ended February 29, 2016, respectively, an increase of approximately 30.3% and 47.1% from the same period in the prior fiscal year. These professional services are generated primarily from our existing ProductCenter customers. However, the Connector technology and the third party PLM solutions we are distributing present us with consulting opportunities that we might not otherwise be aware of and we expect these opportunities to be a growing portion of the consulting group’s activity.

The increased consulting revenue in the current quarter and for the nine month period ended February 29, 2016 relative to the same period in the prior fiscal year was primarily due to a unique project we were awarded in May 2015 from our largest European customer. The project involves the implementation of several third party technologies in a test environment to create a central repository for engineering bill of materials for the customer’s complex products. The creation of the central repository will allow for improvement in querying parts and vastly improved viewing of finished products.

Gross Margin

Gross margin as a percentage of revenue was 61.3% and 62.4% for the three and nine month periods ended February 29, 2016, respectively, as compared to 53.5% and 53.6% in the same periods in the prior fiscal year. The overall gross margin increase for the three and nine month periods ended February 29, 2016 as compared to the same period in the prior fiscal year was primarily due to a significant improvement in gross margin on service revenue. For the three month period ended February 29, 2016, service revenue increased 14.0% and service costs decreased by 14.5% as compared to the same period in the prior fiscal year. The increased service revenue for the three month period was primarily related to the previously announced Agusta Westland contract. For the nine month period ended February 29, 2016, service revenue increased 15.2% and service costs decreased 3.8% as compared to the same period in the prior fiscal year. The increased service revenue for the nine month period was primarily from the aforementioned Agusta Westland contract but increases in ProductCenter maintenance revenue, Connector subscription revenue and consulting revenue also contributed to the improvement.

Research and Development Expenses

Research and development expenses were approximately $204,000 and $495,000 for the three and nine month periods ended February 29, 2016, respectively, as compared to approximately $183,000 and $677,000 in the comparable periods in fiscal 2015. During the three and nine month period ended February 29, 2016 approximately $102,000 and $335,000 of software development costs related to the development of new products were capitalized, compared to approximately $101,000 for both the three and nine month periods ended February 28, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $668,000 and $1,900,000 for the three and nine month periods ended February 29, 2016, respectively, as compared to approximately $592,000 and $1,953,000 for the comparable periods in fiscal year 2015. The increase in SG&A expenses during the three months ended February 29, 2016 was primarily due to the release of HomeView in early January 2016 and the significant increase in marketing expenditures that resulted from that launch. These marketing activities included attendance or exhibiting at a half a dozen technology, trade and home shows. The Company expects this level of activity and expenditure to continue and increase for the foreseeable future.

HomeView Investment

In addition to the HomeView development costs capitalized during fiscal year 2016, the Company incurred expenses related to HomeView of approximately $130,000 and $304,000 for the three and nine months ended February 29, 2016, respectively. In fiscal 2015, we incurred HomeView related expenses of approximately $100,000 and $284,000, for the three and nine month periods ended February 28, 2015, respectively. The expectation is that these expenditures will continue and likely increase as we introduce this technology to the marketplace.

Gain on sale of product line

During the three month period ended February 29, 2016, the Company increased the fair value of the Earn-Out Payments by $21,000 based on an independent valuation. During the nine months ended February 29, 2016 the Company wrote down the fair value of the Earn-Out Payments by approximately $30,000.  The write down was required due to a material decline in the CADRA revenue as reported to the Company by Mentor. Under the terms of the Earn-Out Agreement, the Company is due 10% of the net revenue recorded by Mentor during the three year period from October 19, 2013 through October 31, 2016. Mentor has reported to us its CADRA revenue from October 19, 2013 through January 31, 2016 which amounted to approximately $5.28 million but its CADRA revenue has been trending down significantly over the more recent quarters.

Interest Expense

Interest expense for the three and nine month periods ended February 29, 2016 was approximately $30,000 and $71,000, respectively, as compared to approximately $31,000 and $158,000, for the comparable periods in the prior fiscal year. The average debt outstanding for the three and nine month periods ended February 29, 2016 was approximately $907,000 and $772,000 compared to approximately $730,000 and $1.6 million from the comparable periods in the prior fiscal year. Also during the three and nine month periods ended February 28, 2015, the Company expensed approximately $9,000 and $27,000 of non-cash interest expense related to the extinguishment of warrants issued to its former lender.

Net Loss

The net loss for the three and nine month periods ended February 29, 2016 was approximately ($310,000) and ($505,000) or ($0.34) and ($0.56) per share, respectively, as compared to net loss of approximately ($356,000) and ($1,307,000) or ($0.40) and ($1.47) per share for the comparable periods in the prior fiscal year.

Liquidity and Capital Resources

During the nine month period ended February 29, 2016 the net cash used in operating activities totaled approximately $393,000 as compared to approximately $1.2 million in the comparable prior period. The net loss for the period adjusted for non-cash expenditures used approximately $321,000 as compared to approximately $914,000 in the comparable prior period. The net change in current assets and liabilities used $72,000 during the nine month period composed primarily of a reduction in the liability associated with deferred revenue and accounts receivable and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended February 29, 2016 was approximately $357,000, primarily composed of capitalized software development costs related to the creation of new products and capital expenditures. In fiscal 2015, investing activities provided cash of $215,000 due to the deferred payment of $320,000 related to the sale of the CADRA product line which was offset by approximately $101,000 in capitalized software development costs.

Net cash provided by financing activities for the nine months ended February 29, 2016 totaled approximately $492,000 composed primarily of a net increase of $454,000 in the short term borrowing arrangement with EssigPR, Inc., a Puerto Rico corporation (“EssigPR Note”) and $50,000 from the sale of common stock.

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

On April 11, 2016, the Short Term Note was amended to extend the due date to July 10, 2016.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.6% of the Company’s outstanding common stock as of February 29, 2016.

BlueVine Capital, Inc.

In September 2015, the Company obtained a credit line of up to $80,000 from BlueVine Capital, Inc. (“BlueVine”). This facility allows for short term advances of up to 85% of the face value of customer invoices that meet certain parameters specified and approved by BlueVine. As of February 29, 2016 there were no outstanding borrowings under this debt facility.

Short term advances from related parties. Robert Anthonyson, an Officer, Director and beneficial owner of 19.5% of the Company’s outstanding common stock as of February 29, 2016, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson during the second quarter of fiscal year 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.2% of the Company’s outstanding common stock as of February 29, 2016, loaned the Company $19,300 on September 1, 2015 which was repaid during the second quarter of fiscal year 2016.

Capital Requirements for Business

As detailed above, under the caption “Overview – Developing HomeView™ Technology”, the Company has made a significant investment during fiscal years 2015 and 2016 in the development of a new technology addressing the residential property market. In December 2015, the mobile version of HomeView was approved on iTunes and is now available for download at no charge. We are continuing to develop the technology and expect multiple new releases for the foreseeable future. We began introducing this product to the market during the three months ended February 29, 2016. The Company expects that additional capital will be required to continue to introduce HomeView into this market effectively.

The Company has been investigating various alternatives for raising this needed capital. While debt is one of those alternatives, the Company believes that some form of equity infusion is more appropriate given that the new product has not yet demonstrated market acceptance or proven its revenue model.

Another possible alternative to selling additional shares of common stock or incurring debt may be to raise the necessary capital through the sale of one or more of the Company’s existing revenue producing product lines. At this time, we do not know what alternatives will be available to us and no decision has been made on the best alternative available. However, we are continuously evaluating this situation. There can be no assurance that we can raise the necessary capital on reasonable terms. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

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

The Company had a cash balance of approximately $73,000 as of February 29, 2016. Management believes that with its available cash and current operating plan that projects cash generation from future operations it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

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

As of the end of the period covered by this report (February 29, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this report, our Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We will need additional capital to continue to develop and launch our HomeView™ technology and  product.

We generated positive cash flow as measured by EBITDA, a non-GAAP measure, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 and 2016 to develop a new product for the residential property market has resulted in current year cash losses that have been funded by our balance sheet, sales of common stock and limited additional borrowings. We will require additional capital to support the ongoing development and launch of our HomeView technology and product. There can be no assurance that the capital needed will be available or if the terms will be reasonable. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

Our HomeView product may not gain enough market acceptance to warrant continued investment.

We have made a substantial investment in pursuing the HomeView product idea, which we launched commercially in January 2016. While our analysis supports the need for this kind of technology in the residential property market, there can be no assurance that HomeView will gain the number of users required to warrant continued investment in the technology.  Failure to gain market acceptance may lead to the write off of the investment made in HomeView through a charge to income.

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

Revenue from our ProductCenter technology declined for eight straight fiscal years from fiscal year 2006 through fiscal year 2014. In fiscal year 2015, ProductCenter revenue increased by 14.6% compared to the prior fiscal year and in the first nine months of fiscal year 2016 ProductCenter revenue experienced a 5.8% increase compared to the same period in the prior fiscal year. The backlog, pipeline of active deals and contract awards indicate that the revenue growth is likely to continue for fiscal 2016, although there can be no assurances in that regard. The revenue declines described above were due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The recent increases in ProductCenter revenue has come from existing customers expanding their use of the technology. It is difficult for the Company to determine if the current year revenue increase is sustainable.

Subscription revenue from our Connector technology increased by approximately 73.4% in the first nine months of fiscal year 2016 compared to the same period in the prior year. We added nine new customers in the first nine months of fiscal year 2016 and we hope to continue to build on that momentum. This solution is offered only as a subscription which makes revenue growth a more likely event year-over-year as compared to the perpetual license model employed with our ProductCenter technology. The customers for our Connector technology are Aras Innovator (a third party PLM solution) users that have already made the investment in that technology and are now trying to get more functionality from that investment. It is our understanding that Aras Innovator continues to grow at a much faster rate than the overall PLM market which provides us with an opportunity to continue to grow our Connector revenue.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the three month periods ended February 29, 2016 and February 28, 2015, North America accounted for approximately 78.5% and 84.2%, Europe for approximately 21.1% and 15.8% and Asia for approximately 0.3% and zero of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

The past few years have been characterized by fluctuating global economic conditions. Because we market, sell and license our products throughout the world, in addition to the ongoing adverse effects on our business of continued weakness in the U.S. economy, we could be significantly affected by weak economic conditions in foreign and domestic markets that could reduce demand for our products.

Risks Related to the Market for our Common Stock

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

Since 2011, the closing price of our common stock has ranged from a low price of $1.00 per share to a high price of $4.95 per share. A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day. Given the lack of market makers in the stock and the low demand, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price.

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

As of April 10, 2016, the three members of our board of directors beneficially own approximately 35.7% of our outstanding shares. Two other shareholders together beneficially own approximately 33.5% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTC Bulletin Board. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value of the business. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common stock may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

Up to $750,000 of the total purchase price from the CADRA Sale is based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid earn-out payments equal to 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. In March 2014 and 2015, the Company received the first two earn-out payments totaling approximately $327,000 under this deferred arrangement related to the period from the transaction date to January 31, 2015. As of February 29, 2016, the maximum amount of earn-out payments that could be received in connection with the CADRA Sale totaled $423,000. On April 1, 2016, the Company received an earn-out payment of approximately $200,000 for the CADRA revenue generated by Mentor for the twelve month period ended January 31, 2016, thereby reducing the maximum amount of earn-out payments that may be collected to $223,000. The Company is due one additional earn-out payment based on CADRA revenues generated between February 1, 2016 and October 31, 2016 (the “Remaining Earn-Out Period”). Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA earn-out payments.

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of February 29, 2016, the Company estimated the fair value of these future payments at $346,000 and are subject to adjustment each fiscal quarter based on an independent third party valuation. As of February 29, 2016, the maximum amount of earn-out payments that could be received by the Company is $423,000. During the three month period ended February 29, 2016, the Company increased the fair value of the earn-out payments by $21,000 based on an independent valuation. There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of February 29, 2016. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings. As of February 29, 2016, the maximum amount of earn-out payments that could be received in connection with the CADRA Sale totaled $423,000. On April 1, 2016, the Company received an earn-out payment of approximately $200,000 for the CADRA revenue generated by Mentor for the twelve month period ended January 31, 2016, thereby reducing the maximum amount of earn-out payments that may be collected to $223,000. The Company is due one additional earn-out payment based on CADRA revenues generated between February 1, 2016 and October 31, 2016 (the “Remaining Earn-Out Period”).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOFTECH, INC.

Date: April 14, 2016	/s/ Amy E. McGuire
Amy E. McGuire
Chief Financial Officer

Date: April 14, 2016	/s/ Joseph P. Mullaney
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

10.21

Amendment No. 4 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated November 30, 2015, (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on January 14, 2016).

10.22

Amendment No. 5 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated January 8, 2016, (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on January 14, 2016).

10.23	Amendment No. 6 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated April 11, 2016, filed herewith.
10.24

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.25

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