Form 10-K
period 2016-05-31
SOFTECH INC
filed 2016-08-29
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2016

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

(978) 513-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value per share	OTC Bulletin Board
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

Yes      . No  X .

The aggregate market value of our voting stock held by non-affiliates was approximately $565,452 on November 30, 2015 based on the last reported sale price of our common stock on the OTC Bulletin Board on November 20, 2015.

The number of shares outstanding of the registrant’s common stock on August 24, 2016 was 903,724 shares.

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2016

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including those factors set forth under the caption ”Risk Factors” in this Form 10-K and our ability to:

•

generate sufficient cash flow from our operations or other sources to fund our working capital needs and growth initiatives;

•

maintain good relationships with our lenders;

•

comply with the covenant requirements and payment terms under our loan agreements;

•

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products, including HomeView;

•

attract and retain qualified personnel;

•

prevent obsolescence of our technologies;

•

identify strategic initiatives and opportunities that are consistent with our strategic goals;

•

maintain agreements with our critical software vendors;

•

secure renewals of existing software maintenance contracts, as well as contracts with new maintenance customers;

•

complete the sale of the PLM business as described herein; and

•

secure new business, both from existing and new customers.

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

PART I

ITEM 1. BUSINESS

Our Company

SofTech, Inc., a Massachusetts corporation was formed in Massachusetts on June 10, 1969. The Company has been engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), which we describe below as our CADRA product offering and Product Data Management (“PDM”) and collaboration technologies, which we describe below as our ProductCenter offering. In addition, we offer a technology platform that allows for data exchange between various third party technology offerings which we describe as our Connector offering. We deliver these enterprise–level PLM solutions, with comprehensive out-of-the-box capabilities, to meet the needs of manufacturers of all sizes quickly and cost-effectively. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia. For geographical information about our operating revenues and assets, see Note E to the Consolidated Financial Statements included in this Form 10-K.

Over approximately the last two fiscal years, the Company developed a new data management product for the residential property market called HomeView™. The solution is based on a patent filed by the Company in December 2012. HomeView was launched in January 2016 and is available to download on iTunes.

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

A core tenet of the management team’s strategy following the Recapitalization Transaction has been to actively consider ways to monetize some or all of the Company’s assets and to pursue new strategic initiatives, including in new industries, such as potential business combinations, sale transactions, new product development and/or strategic partnerships. The Company has completed a number of actions consistent with the implementation of this strategy, including the sale of the Company’s AMT and CADRA product lines, the sale of its PLM related patents, the filing and acquisition of new patents and the development of the new product offerings, namely Connector and HomeView. Following the sale of its CADRA product line (as described below), the Company has been focused on restructuring its business to enable it to successfully operate as a significantly smaller company and will continue to seek new sources of revenue and new strategic initiatives, including in new industries, such as eCommerce.

On August 23, 2016, the Company entered into an Asset Purchase Agreement to sell its ProductCenter and Connector technologies as described herein in furtherance of the strategy detailed above. Completion of the transaction is contingent on approval of the transaction by SofTech shareholders and the satisfaction of other customary closing conditions.

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

Connector Platform

In 2012, the Company entered into a technology partnership with Aras Corporation (“Aras”) wherein we agreed to develop, market and support a technology that allows for a direct interface between Aras’s Innovator solution and multiple, proprietary CAD products. Our Connector platform is offered under an annual subscription revenue model.

Pending Sale of ProductCenter and Connector Technologies

On August 23, 2016, we entered into an Asset Purchase Agreement pursuant to which we agreed to sell our ProductCenter and Connector product lines to Essig Research, Inc. (“Essig”) for a total of $3.25 million plus contingent payments based on revenue targets for the two twelve-month periods immediately following the transaction date (the “PLM Sale”). Essig is an affiliate of EssigPR, Inc., which is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016. The assets to be acquired by Essig include the properties and assets used exclusively in the PLM operations which is composed of the ProducCenter and Connector product lines. Essig will assume the contractual liabilities associated with maintenance and subscription support services. Specifically excluded from the sale and retained by SofTech are cash, billed accounts receivable and all remaining assets and liabilities not specifically identified, including the operations of SofTech Srl and HomeView. Approximately $1.15 million of indebtedness as of August 24, 2016 owed by the Company to Essig under existing debt agreements would be repaid as part of this transaction, thereby reducing the cash paid to the Company at the closing. In addition, at the closing of the transaction, the Company has agreed to repurchase from Mr. Daly 110,000 shares of its common stock at approximately $6.50 per share. These shares are currently subject to a $7.00 put right that, absent such repurchase, would have been exercisable by Mr. Daly in fiscal 2018. The closing of the PLM Sale, which is subject to approval by the SofTech shareholders and the satisfaction of other customary closing conditions (including a holdback of a portion of the purchase price to secure any indemnification claims arising under the Asset Purchase Agreement), is expected to occur by October 2016. The transaction is not subject to any financing condition.

The Company expects that the sale of the ProductCenter and Connector technologies will provide the Company with the liquidity it needs to repay all of its existing debt obligations, provide working capital to meet its near term needs and increase the marketing efforts for the HomeView technology.

HomeView

HomeView is a secure, intelligent home asset management and maintenance system. HomeView allows homeowners to create a virtual home manual that logs, manages and tracks personal assets and home attributes. Home ownership is made easier by managing user manuals, warranty periods, service records, maintenance reminders and other projects with HomeView. This product was launched in January 2016 and is available for download from iTunes. The dedicated website for this technology is www.homeview.com.

Since January 2016 we have participated in about a dozen trade and home shows. In addition, we have developed content supporting the use of the technology and targeted audiences using Facebook primarily. We expect to continue to invest in the marketing of this technology over the coming year.

CADRA

CADRA is a drafting and design software package for the professional mechanical engineer.

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013. The aggregate consideration for the CADRA Sale is up to $3.95 million, which is comprised of (i) $3.2 million, $2.88 million of which was paid on the closing date and $320,000 (representing a 10% holdback) of which was paid on the one year anniversary of the closing date, and (ii) earn-out payments of up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business, subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”). Through May 31, 2016, the Company had received approximately $527,000 under the terms of the Earn-Out Agreement and is due a final payment on April 1, 2017 based on the CADRA revenue for the nine month period ending October 31, 2016.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor that allowed us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a gross margin ranging between thirty (30%) and thirty-five percent (35%). In addition, for the one year period from the closing of the transaction the Company retained the right to market the CADRA technology to Sikorsky Aircraft, the largest CADRA user in the United States. Due to the significant continued involvement in the sale and support of the CADRA product line, the sale did not qualify for presentation as discontinued operations. The Distributorship Agreement for Europe (except Germany) was extended on a non-exclusive basis with gross margins of between thirty percent (30%) and forty percent (40%) percent (dependent of the type of revenue and annual volumes) through January 31, 2016. The right to market the CADRA product line to Sikorsky Aircraft in North America was a one year arrangement only and expired on October 16, 2014. On March 25, 2016, the Distributorship Agreement was extended through March 24, 2017 with gross margins on product at thirty percent (30%) and gross margins on services at thirty-five percent (35%).

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

Our HomeView technology competes with several small technology offerings from start-ups in this emerging market. There are a significant number of technology companies that are competing in the residential property market especially related to home automation products and services as well as the Internet of Things, a way of describing connecting such things as appliances and other assets and items to the internet. There are many software applications available for download that allow a consumer to organize the things they own and even some that alert the homeowner to maintenance needs.

Personnel

As of May 31, 2016, we employed 27 persons, 25 on a full time basis and 2 part time.

Backlog

Backlog as of May 31, 2016 was approximately $526,000 as compared to $645,000 as of May 31, 2015. Deferred revenue, consisting primarily of software maintenance services to be performed over the subsequent twelve month period, totaled approximately $1,531,000 and $1,732,000 at May 31, 2016 and 2015, respectively.

Research and Development

We have 7 product development engineers in our research and development groups located in Massachusetts and Michigan. In fiscal years 2016 and 2015, we incurred research and development expense of approximately $633,000 and $894,000, respectively, related to the development of our technology and products. In fiscal years 2016 and 2015, we capitalized approximately $438,000 and $202,000, respectively, of direct costs related to the development of new products.

Intellectual Property

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws, and confidentiality procedures to protect our technology. Due to the technological change that characterizes the PLM and eCommerce industries, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

Since the Recapitalization Transaction, we filed three new U.S. patents. In addition to our patents, we have secured registration on a number of trademarks which we consider important to the protection of our brands.

Governmental Regulation

We export our products throughout the world, and thus we are subject to Federal Export Regulations. We believe we comply with all such regulations. Although our non-U.S. based revenue was approximately 22.3% of total revenue in 2016, we do not view these regulations as particularly onerous nor are the compliance costs material to our operations.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Any factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Following the PLM Sale, we will be substantially dependent on our HomeView business.

Immediately following the PLM Sale, our operations will be composed of SofTech Srl, a value added reseller and systems integration business, and our HomeView business. SofTech Srl has recorded operating losses for two consecutive fiscal years and is dependent on distribution agreements for much of its revenue. HomeView has been in the marketplace for less than one year and is not yet producing revenue. Our HomeView related cash expenditures over the last two fiscal years totaled approximately $1.5 million. While our analysis of the HomeView marketplace and our interaction with potential partners support the need for this kind of technology in the residential property market, there can be no assurance that HomeView will gain the number of users required to warrant continued investment in the technology. Failure to gain market acceptance may lead to write offs of the investment made in HomeView through a charge to income.

We will need additional capital to continue to develop and launch our HomeView™ technology and product.

We generated positive cash flow as measured by EBITDA (defined as net income (loss) plus non-cash expenses, taxes and interest expense), a non-GAAP measure, every fiscal year from 2002 through 2014. The sale of the CADRA product line in fiscal 2014 together with the investment made in 2015 and 2016 to develop a new product for the residential property market has resulted in cash losses in those two fiscal years that have been funded by our balance sheet, sales of common stock and limited additional borrowings. We will require additional capital to support the ongoing development and launch of our HomeView technology and product. There can be no assurance that the capital needed will be available or if the terms will be reasonable. If the Company is unable to raise the necessary capital, its plans for maximizing the return on the capital invested in the new product and for establishing a new revenue source may be materially negatively impacted.

Following the sale of the CADRA business in October 2013 and our pending PLM Sale, we have been and will continue to restructure and refocus our business to enable us to successfully operate as a significantly smaller company and to seek new sources of revenue and new strategic initiatives. Our operating results subsequent to the sale of the PLM business may not be profitable, and we may be unsuccessful in expanding our eCommerce business or developing other new business opportunities.

The PLM business was responsible for about 83% of our consolidated revenue in fiscal 2016 and contributed positively in reducing our losses from HomeView and SofTech, Srl. The importance of the PLM business to the consolidated results in fiscal 2016 was similar in at least the two immediately preceding fiscal years. Our HomeView technology has not generated any revenue. The Company will likely need to raise additional capital in the coming years to continue to pursue the adoption and growth in the HomeView technology.

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

If we are unable to honor the put right with respect to 110,000 of such shares (a financial obligation of $770,000), the unpaid portion converts into a loan obligation secured by all our assets and bearing interest at an annual rate of 20%. If we default on our obligations under such note, the holder of such note may assert any rights it has as a secured creditor, including rights to foreclose on our assets. The Asset Purchase Agreement we signed on August 23, 2016 to sell the ProductCenter and Connector technologies contemplates repurchasing these 110,000 shares at a discount of approximately $6.50 per share.

Revenue declines in our product lines may have a material adverse impact upon our business and overall financial performance.

Revenue from our ProductCenter technology declined for eight straight fiscal years from fiscal year 2006 through fiscal year 2014 before increasing by 14.7% in fiscal 2015. In fiscal year 2016, ProductCenter revenue remained constant compared to the prior fiscal year. The revenue declines from fiscal 2006 through 2014 described above were due to several factors. In July 2007, PTC informed us that it would not renew its partnership agreement with us when the agreement expired in January 2008. We had been a member of the PTC partnership program for 12 years. The PTC partnership agreement, among other things, provided us with the right to distribute certain information that allowed for our technology to directly interface with PTC’s proprietary CAD tools. The non-renewal has essentially prevented us from marketing our ProductCenter solution to new customers that utilize PTC’s technology and has negatively impacted our product revenue from this technology offering. In addition to the PTC partnership termination, ProductCenter revenues have been negatively affected by: (i) an increased number of competitive offerings in the marketplace, (ii) elongation of purchase decisions by customers of a technology that already has a long sales cycle, and (iii) uncertain economic conditions. The improved revenue over the last two fiscal years was due to expansion in the use of this technology at several long time customers, increased maintenance renewal rates and increased consulting services related to the expansions.

Subscription revenue from our Connector technology increased by 41.6% from fiscal 2015 to 2016. We added eight (8) new customers and we hope to continue to build on that momentum. This solution is offered only as a subscription which makes revenue growth a more likely event year-over-year as compared to the perpetual license model employed with our ProductCenter technology. The customers for our Connector technology are Aras Innovator (a third party PLM solution) users that have already made the investment in that technology and are now trying to get more functionality from that investment. It is our understanding that Aras Innovator continues to grow at a much faster rate than the overall PLM market which provides us with an opportunity to continue to grow our Connector revenue.

While the recent revenue trend for ProductCenter is encouraging and the market acceptance for our Connector technology is building, we do not have enough broad based momentum from either technology to yet be able to definitively conclude that the historical revenue declines we experienced from 2006 to 2014 are behind us.

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

As of May 31, 2016, we had approximately $22 million of federal NOLs available to offset future taxable income, which expire in varying amounts beginning in 2022, if unused. We may not generate taxable income in time to use these NOLs prior to their expiration, and the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby limiting the value of our NOLs. Furthermore, our ability to use our NOLs is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our NOLs, our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. We previously maintained a tax benefits preservation plan with respect to our NOLs, which expired in February 2015.

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the fiscal years ended May 31, 2016 and 2015, North America accounted for approximately 78% and 81%, Europe for approximately 22% and 19% and Asia for approximately zero percent of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

As of August 24, 2016, the three members of our board of directors beneficially owned approximately 35.7% of our outstanding shares and two other shareholders together beneficially own approximately 33.5% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

Up to $750,000 of the total purchase price from the CADRA Sale is based on the revenues generated by the CADRA business during the three-year period following the asset sale. Specifically, the Company will be paid earn-out payments equal to 10% of CADRA revenue generated by Mentor up to the $750,000 maximum. Through May 31, 2016 we have received a total of $527,000 of the maximum earn-out payments for the revenue recorded by Mentor through January 31, 2016.  The Company is due one additional earn-out payment based on CADRA revenues generated between February 1, 2016 and October 31, 2016 (the “Remaining Earn-Out Period”). Mentor has broad discretion to operate its post-closing business, and may choose to do so in a manner which may or may not result in the payment of all of the CADRA earn-out payments.

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of May 31, 2016, the Company estimated the fair value of the one remaining future payment at $130,000 which is subject to adjustment each fiscal quarter based on an independent third party valuation. There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of May 31, 2016. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings.

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

None.

ITEM 2. PROPERTIES

We are headquartered in Lowell, MA and maintain a sales and support office in Milan, Italy all of which are leased facilities. We believe that our current office space is adequate for current and anticipated levels of business activity.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	High	Low
Fiscal Year Ended May 31, 2016
First Quarter	$1.40	$1.25
Second Quarter	2.10	1.45
Third Quarter	1.85	1.20
Fourth Quarter	1.75	1.40
Fiscal Year Ended May 31, 2015
First Quarter	$2.40	$1.25
Second Quarter	2.80	1.40
Third Quarter	1.93	1.45
Fourth Quarter	1.55	1.10

On August 24, 2016, the last reported sale price of our common stock was $1.80 per share. As of August 24, 2016, there were 903,724 shares of our common stock outstanding held by approximately 102 holders of record, and we had outstanding options to purchase an aggregate of 149,500 shares of common stock, with a weighted average exercise price of $1.75 per share.

Dividend Policy

We have not paid any cash dividends on our common stock since 1997, and we have no present intention to pay any cash dividends again in the future.

Equity Compensation Plan Information

The following table provides information, as of May 31, 2016, regarding our 2011 Equity Incentive Plan (“2011 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders(1)	149,500	$1.75	500
Equity compensation plans not approved by security holders	-	-	-
Total	149,500	$1.75	500

(1)

As of May 31, 2016, 143,653 options were exercisable. For additional information, see “EXECUTIVE COMPENSATION – SofTech Equity Incentive Plans”.

Recent Sale of Unregistered Securities

Not Applicable

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2016, we did not purchase any shares of our common stock.

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

Over approximately the last two fiscal years, the Company developed a new data management product for the residential property market called HomeView™. The solution is based on a patent filed by the Company in December 2012. HomeView was launched in January 2016 and is available to download on iTunes.

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

•

Developed a new data management product for the residential property market called HomeView; and

•

On August 23, 2016, entered into an agreement to sell the ProductCenter and Connector technologies in an asset sale subject to shareholder approval.

The above actions have allowed the Company to improve its liquidity by reducing its outstanding debt. The proposed transaction to sell the ProductCenter and Connector technologies would allow the Company to be debt free for the first time in decades, provide working capital to meet its near term needs and the liquidity to increase marketing efforts related to the HomeView technology. The product line sales and patent sales generated taxable income that was sheltered from both federal and state income taxes through utilization of the Company’s tax assets. We anticipate the realized capital gain from the sale of the ProductCenter and Connector technologies would also be substantially sheltered from both federal and state income taxes through utilization of tax assets.

The sale of the CADRA product line, described below, was the most significant of the above described completed events.

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

The Company recorded a gain on the sale of the CADRA product line of $649,000 in fiscal year 2014 which included non-cash expenses related to intangible assets of approximately $3.3 million. It also included an estimate of the market value of deferred contingent payments of $922,000 related to the Holdback Payment and the Earn-Out Payments. Through May 31, 2016 the Company collected $847,000 of deferred contingent payments from Mentor and could receive up to an additional $223,000 in April 2017 based on revenue generated by the CADRA product line for the period from February 1, 2016 to October 31, 2016.

The Company continued to offer the CADRA technology as a reseller throughout Europe (except Germany) on an exclusive basis until October 18, 2014 pursuant to a distribution agreement with Mentor (the “Distributorship Agreement”). This arrangement was extended on a non-exclusive basis through March 31, 2017 and is subject to annual renewals by mutual agreement thereafter. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction did not qualify for presentation as discontinued operations.

On August 23, 2016, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell its ProductCenter and Connector technologies (“PLM Business”) to Essig Research, Inc. (“Essig”) in exchange for aggregate consideration of $3.25 million plus contingent payments. The Company’s indebtedness to Essig ($1.15 million as of August 24, 2016) will be repaid in this transaction and the Company will repurchase 110,000 shares of its common stock from Essig at approximately $6.50 per share, resulting in an expected cash payment of approximately $1.4 million being paid to the Company at the closing.

In addition, the Company may earn two additional contingent payments based on revenue of the PLM Business (“PLM Revenue”) for the two twelve month periods immediately following the transaction.

For the first 12 month period the contingent payment will be derived as follows:

•

If PLM Revenue is less than $3.2 million then zero.

•

If PLM Revenue is more than $3.2 million then $75,000 plus 12.5% of the amount in excess of $3.275 million.

For the second 12 month period the contingent payment will be derived as follows:

•

If PLM Revenue is less than $3.75 million then zero.

•

If PLM Revenue is more than $3.75 million then $75,000 plus 12.5% of the amount in excess of $3.825 million.

The revenue for the PLM Business for the twelve month period ended May 31, 2016 was approximately $3.434 million including about $218,000 of consulting revenue performed for a SofTech, Srl customer.

U.S. revenue is defined as U.S. GAAP except that no purchase accounting adjustments shall be applied. It shall include license, maintenance, subscription and consulting revenue. Essig will be required to report revenue within 30 days of the period end with payment due within 60 days of period end.

The proposed transaction has been unanimously approved by the Company’s Board of Directors and is subject to SofTech shareholder approval.

Critical Accounting Policies and Significant Judgments and Estimates

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2016, included herein. We believe that the following accounting policies require the application of our most difficult, subjective or complex judgments:

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

Valuation of Long-lived and Intangible Assets

We periodically review the carrying value of all intangible assets and other long-lived assets. If indicators of impairment exist, we compare the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2016 and 2015, we do not have any long-lived assets we consider to be impaired.

Goodwill

We account for goodwill pursuant to ASC 350, Intangibles – Goodwill and Other. This statement requires that goodwill and other indefinite lived intangible assets be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment. As of May 31, 2016, we conducted our annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of our one reporting unit. We concluded that the fair value of the reporting unit exceeded the carrying amount of the underlying assets and liabilities, therefore no impairment existed as of the testing date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of our generating sufficient taxable income in future years during the period over which temporary differences reverse. Our deferred tax assets are currently fully reserved.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2016 as compared to Fiscal Year Ended May 31, 2015

The table below presents the comparative income statements for the fiscal years ended May 31, 2016 and 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	2016	2015	Change in $	Change in %
Revenues:
Products	$515	$535	$(20)	(3.7)%
Services	3,661	3,407	254	7.5
Total revenues	4,176	3,942	234	5.9

Cost of revenues:
Products	67	151	(84)	(55.6)
Services	1,455	1,539	(84)	(5.5)
Total cost of revenues	1,522	1,690	(168)	(9.9)

Gross margin	2,654	2,252	402	17.9

Research and development expenses	633	894	(261)	(29.2)
Selling, general and administration expenses	2,555	2,481	74	3.0
Change in fair value of Earn-Out Payments	46	(85)	131	(154.1)

Operating loss	(580)	(1,038)	458	(44.1)

Interest expense	96	165	(69)	(41.8)
Other (income) expense	(5)	114	(119)	(104.4)

Loss before income taxes	$(671)	$(1,317)	$646	(49.1)%

The table below presents the relationship, expressed as a percentage, between revenue and expense items and total revenue, for the twelve month periods ended May 31, 2016 and 2015:

	Items as a percentage of revenue
	2016	2015
Revenues:
Products	12.3%	13.6%
Services	87.7	86.4
Total revenues	100.0	100.0

Cost of revenues:
Products	1.6	3.8
Services	34.8	39.0
Total cost of revenues	36.4	42.9

Gross margin	63.6	57.1

Research and development expenses	15.2	22.7
Selling, general and administrative expenses	61.2	62.9
Change in fair value of Earn-Out Payments	1.1	(2.2)

Operating loss	(13.9)	(26.3)

Interest expense	2.3	4.2
Other (income) expense	(.1)	2.9

Loss before income taxes	(16.1)%	(33.4)%

Revenue

Total revenue for fiscal year 2016 was approximately $4.2 million, an increase of about $234,000 or 5.9% as compared to fiscal 2015. The following table summarizes revenue by product line for the fiscal years ended May 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$3,152	$3,149	$3	-%
Connector	229	248	(19)	(7.7)
CADRA	389	527	(138)	(26.2)
Other	406	18	388	2,155.6
Total	$4,176	$3,942	$234	5.9%

Product Revenue

Product revenue for the fiscal year ended May 31, 2016 was approximately $515,000 as compared to approximately $535,000 for fiscal year 2015, a 3.7% decrease. The table below details product revenue by product line for the fiscal years ended May 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$478	$482	$(4)	(.8)%
CADRA	28	49	(21)	(42.9)
Other	9	4	5	125.0
Total	$515	$535	$(20)	(3.7)%

Our product revenue for ProductCenter for the fiscal year ended May 31, 2016 was essentially unchanged as compared to fiscal 2015. The product revenue from this product line has been significantly higher over the last two fiscal years as compared to fiscal years 2013 and 2014 due to several existing customers expanding their usage of ProductCenter. Our outlook for fiscal 2017 based on the existing pipeline of qualified prospects is for performance similar to that of the last two fiscal years. The decline in product revenue for the CADRA technology in fiscal 2016 as compared to fiscal 2015 is due to the age of this technology. We will continue to offer this product in Europe through our Distributorship Agreement with Mentor but we do not expect it to be a significant element of our revenue.

Service Revenue

Our service revenue is composed of annual maintenance contracts for previously licensed ProductCenter and CADRA technology, subscription revenue for our Connector technology and consulting revenue generated primarily from our ProductCenter technology and third party PLM solutions we distribute. The table below summarizes service revenue by product line for the fiscal years ended May 31, 2016 and 2015, respectively (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$2,674	$2,666	$8.3%
Connector	229	248	(19)	(7.7)
CADRA	361	478	(117)	(24.5)
Other	397	15	382	2,546.7
Total	$3,661	$3,407	$254	7.5%

Total maintenance and subscription revenue included in the above summary totaled approximately $2.58 million for the twelve months ended May 31, 2016, an increase of 2.7% from fiscal year 2015.

Our maintenance revenue for ProductCenter grew approximately $41,000 or 2.1% during fiscal year 2016, the third consecutive fiscal year of maintenance revenue growth for this product line. Renewal rates for annual maintenance contracts for this product line were as follows for the last five fiscal years: FY2016: 96%; FY2015: 100%; FY2014: 90%; FY2013: 89%; and FY2012: 93%. The improved renewal rates and sales associated with our increased product revenue in fiscal 2015 and 2016 as compared to the two immediately preceding fiscal years were responsible for ProductCenter’s maintenance revenue growth.

Our Connector technology is offered only as an annual subscription. Under these arrangements the subscriber pays in advance for the use of the technology for the subsequent twelve month period and the revenue is amortized evenly during the use period. Connector subscription billings for fiscal 2016 were approximately $176,000, an increase of 7.9% from fiscal 2015. During fiscal 2016 we received subscription orders from eight (8) new customers and three (3) customers chose not to renew their subscription. In most instances of non-renewal, delays in the implementation of the ARAS Innovator solution is the cause for the non-renewal for our Connector technology. The Connector renewal rate for fiscal 2016 was 76.5% as compared to 55.6% in the prior fiscal year.

The CADRA service revenue is primarily composed of maintenance revenue. The decline of nearly 25% in service revenue for this product line is due in equal measures to reduced renewals for this aging technology and weakness of the U.S. dollar relative to the Euro during fiscal 2016 as compared to the prior fiscal year. We expect to continue to support this technology under the Distributorship Agreement with Mentor but do not expect this to be a significant contributor to our operating results in fiscal 2017 and beyond.

Consulting revenue included in the above summary totaled approximately $1.08 million for the twelve months ended May 31, 2016, an increase of 20.7% compared to the prior fiscal year. The significant increase in consulting revenue was due to the previously announced (February 12, 2016 press release) contract award from AgustaWestland whereby we were responsible for the integration of multiple third party technologies for improving AgustaWestland’s Advanced Configuration Management processes for managing common parts across product platforms. We are discussing with this customer an expansion of this solution.

Revenue by Geographic Area

Revenue generated in the U.S. accounted for approximately 78% of total revenue for the twelve months ended May 31, 2016 as compared to approximately 80% of total revenue in the comparable prior period. Revenue generated in Europe was approximately 22% of total revenue for the twelve months ended May 31, 2016 as compared to approximately 20% of total revenue in the comparable prior period. There was minimal revenue generated from Asia for the twelve months ended May 31, 2016 and 2015.

Gross Margin

Gross margin as a percentage of revenue was 63.6% and 57.1% for the twelve month periods ended May 31, 2016 and 2015, respectively. Gross margin on product revenue was 87.0% in fiscal year 2016 as compared to 71.8% in the prior fiscal year. Gross margin on service revenue was 60.3% in fiscal year 2016 as compared to 54.8% in the prior fiscal year. The increased gross margin on product revenue in fiscal 2016 as compared to 2015 is due primarily to reduced non-cash expenses associated with the amortization of capitalized software costs. The increased gross margin on service revenue is due to increased maintenance and subscription revenue on our ProductCenter and Connector revenue as detailed above with no increase in headcount to support that revenue.

Research and Development Expenses

Research and development expenses were approximately $633,000 for the fiscal year ended May 31, 2016, a decrease of approximately $261,000 or 29.2% from the comparable twelve month period in fiscal year 2015. During fiscal year 2016 approximately $438,000 of software development costs related to the development of our HomeView technology were capitalized as compared to approximately $202,000 in the comparable prior period thereby accounting for the majority of the decrease in R&D expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $2.56 million for the fiscal year ended May 31, 2016, an increase of approximately 3% from the comparable twelve month period in fiscal year 2015. Our SG&A expenses related to the product launch of HomeView doubled to approximately $423,000 during fiscal 2016 while our SG&A expenditures related to our ProductCenter and Connector technologies declined by about 7% as compared to fiscal 2015.

Interest Expense

Interest expense for the fiscal year ended May 31, 2016 was approximately $96,000, as compared to approximately $165,000 for the comparable prior period. The average outstanding debt amount during fiscal 2016 decreased by more than 20% as compared to fiscal 2015 which was responsible for the majority of the decrease in interest expense. In addition, in fiscal 2015, a portion of the debt carried an interest rate of 14% as compared to the 9.5% rate on the fiscal 2016 debt.

Loss Before Income Taxes

Loss before income taxes for fiscal year 2016 was approximately $671,000 as compared to approximately $1,317,000 for the comparable prior period.

Loss Per Share

Net loss per share for fiscal year 2016 was approximately $.75, as compared to $1.48 in fiscal year 2015. The weighted average number of shares outstanding was 902,529 in fiscal 2016 as compared to 890,120 in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2016, our primary source of liquidity comes from our cash of approximately $175,000 which included approximately $91,000 held by our European subsidiaries. Approximately 70% of our annual maintenance and subscription billings are invoiced and/or collected in the second half of our fiscal year. This uneven billing and collection of the most significant element of our revenue results in liquidity challenges in our first two quarters of the fiscal year.

During the twelve month periods ended May 31, 2016 and 2015, the net cash used in operating activities totaled approximately $(359,000) and $(1,287,000), respectively. The net loss for the twelve month period ended May 31, 2016 adjusted for non-cash expenditures used approximately $(441,000) as compared to approximately $(869,000) in the comparable prior period. The net change in current assets and liabilities provided cash of approximately $82,000 during fiscal year 2016 composed primarily of a reduction in accounts receivable and prepaid assets and an increase in accounts payable and accrued liabilities provided cash which was partially offset by a reduction in deferred revenue which used cash.

Net cash provided by (used in) investing activities during fiscal year 2016 and 2015 was approximately $(264,000) and $363,000, respectively. In fiscal year 2016 the Company capitalized approximately $438,000 of development costs related HomeView, its data management technology for the residential property market, which was partially offset by $200,000 in deferred contingent payments received in fiscal 2016 related to the sale of the CADRA product line in fiscal 2014. In fiscal year 2015, the Company received a total of $604,000 in deferred and contingent payments related to the sale of the CADRA product line which was partially offset by $202,000 in capitalized software development costs related to the HomeView product line.

Net cash provided by (used in) financing activities during fiscal year 2016 totaled approximately $486,000 as compared to approximately $(60,000) during the prior fiscal year. In fiscal 2016, we received $454,000 from net borrowings under our debt agreements and $50,000 in net proceeds from the issuance of common stock which were partially offset by payments of $18,000 related to capital leases of equipment. In fiscal 2015, we received approximately $750,000 from term loan borrowings and $820,000 in net proceeds from the sale of common stock. These sources of cash were partially offset by our repurchase of approximately 151,000 shares of our common stock for $312,000 and principal payments of approximately $1.3 million on our outstanding term loans.

Sources of Cash

As of May 31, 2016, we had cash on hand of approximately $175,000, a decrease of approximately $135,000 from May 31, 2015. The decrease in cash was related to approximately $(359,000) used in operating activities and $(264,000) used in investing activities which were partially offset by approximately $486,000 in net cash provided by financing activities. Each of these changes is fully described above.

From fiscal year 2002 through fiscal year 2014, the Company generated positive cash flow (defined as net income (loss) derived on a GAAP basis with non-cash expenses added back). The aggregate positive cash flow during this period was approximately $12.1 million. In fiscal 2015, the Company incurred negative cash flow of $(869,000). Approximately $(400,000) of the negative cash flow was related to the investment the Company made in developing HomeView, its new product offering for the residential property market. In addition, the Company incurred negative cash flow of approximately $(350,000) at its wholly-owned subsidiary in Milan, Italy as that entity pursued new revenue initiatives beyond the distribution of the CADRA technology. In fiscal year 2016 our negative cash flow was ($441,000), a significant improvement as compared to fiscal 2015. Our HomeView activities were responsible for $(423,000) of that negative cash flow in fiscal 2016 and our Italian subsidiary generated negative cash flow of ($167,000). These were partially offset by positive cash flow generated from our ProductCenter and Connector technologies.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting our internally generated funds are demand for our products and services, competition, economic conditions in the markets in which we operate and industry trends. The significant investment we have made since fiscal 2015 as detailed above in our HomeView technology also impacts our liquidity. The revenue plans for this technology require that we first attract account holders willing to share their information. Therefore, we expect additional investment will be required to aggressively market the technology and to pursue potential partnerships with other entities in the residential property market. Our Italian subsidiary is continuing to show improved operating performance as compared to fiscal 2015 and we expect that entity can attain positive cash flow by the end of fiscal 2017 given the expectation of additional consulting projects from AgustaWestland.

Capital Resource Activity with Essig

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation, as the lender and a related party of the Company. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note will be paid from the Holdback Payment and Earn-Out Payments in connection with Mentor’s purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement. Specifically, the Holdback Payment and Earn-Out Payments, which may constitute up to $1.02 million, are described as follows:

•

$320,000 paid in October 2014, the one-year anniversary of the sale of the CADRA product line. This Holdback Payment of 10% of the purchase price was to ensure non-breach of the Asset Purchase Agreement and was subject to offset by Mentor should they have any indemnity claims under the Asset Purchase Agreement. The indemnification period expired without any indemnification claims presented to the Company and the Holdback Payment of $320,000 was received on October 20, 2014; and

•

Up to an additional $223,000 as of May 31, 2016 (maximum Earn-Out Payments of $750,000 less first three payments of approximately $44,000, $284,000 and $200,000 received in March 2014, 2015 and 2016, respectively).

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

The Short Term Note has been amended multiple times during fiscal year 2015, 2016 and in the first quarter of fiscal 2017 to extend the due date and/or increase the amount of the borrowings as detailed in Note F to the financial statements. The most recent amendment on August 12, 2016 was in contemplation of completion of the sale of the PLM Business as detailed hereunder.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016.

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

•

Purchase Price Per Share: $5.00 per share

•

Type of Offering: Direct private placement to an accredited investor; no registration rights; no third party placement fees

•

Purchase Put Right: Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the Closing Date. If we are unable to honor such put right, the unpaid portion converts into a loan obligation secured by all our assets and bearing interest at an annual rate of 20%.  If we default on our obligations under such note, the holder of such note may assert any rights it has as a secured creditor, including rights to foreclose on our assets.

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

Under similar terms to the above described sale of shares, on September 21, 2015 Mr. Anthonyson purchased an additional 10,000 shares at $5.00 per share. Mr. Anthonyson has the right to require the Company to repurchase some or all of those shares at $7.00 per share at any time between September 21, 2017 and October 21, 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements are included at the end of this Form 10K, on pages F-1 through F-21.

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

As of May 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission of 1992.

Based on our assessment of the effectiveness in internal control over financial reporting as of May 31, 2016, we concluded that our internal controls over financial reporting were effective.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of August 24, 2016:

Name	Age	Position
Joseph P. Mullaney	59	President, Chief Executive Officer and Director
Robert B. Anthonyson	69	Vice President of Business Development and Director
J. Phillip Cooper	73	Director

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

Robert B. Anthonyson has served as Vice President of Business Development and Director since the consummation of the Recapitalization Transaction. From 2003 through March 2011 Mr. Anthonyson was the general partner of Layne & Barton, LLC, a consulting firm providing real estate brokerage and advisory services. Previously, Mr. Anthonyson was a founder of AVID Systems, a developer of RFID-based technology that allows automated payment when entering or exiting parking garages (sold to Amtech Corp.), co-founder of Dynamics Associates (sold to Interactive Data Corp. then owned by Chase), a patent holder, and technologist. Mr. Anthonyson also served as the project manager of the award-winning $80M park and underground garage project that transformed Boston’s downtown financial district. Mr. Anthonyson currently serves as a Director of FireStar Software. Mr. Anthonyson has a BS and MS from MIT and an MBA from Stanford University. Mr. Anthonyson’s extensive knowledge of, and experience in, the software and technology industry, experience as a founder of several technologies and companies and leadership background make him uniquely qualified to serve as VP of Business Development and as a member of our Board. Mr. Anthonyson’s term as a director expires at the annual meeting of shareholders expected to be held in 2016.

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

As of August 24, 2016, to our knowledge all of our officers and directors have filed all reports required to be filed by them pursuant to the requirements of Section 16.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to our President and Chief Executive Officer and to each of the two most highly compensated executive officers (collectively, the “Named Executive Officers”) during or with respect to each of the two fiscal years ended May 31, 2016 and 2015.

2016 Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Option Awards	All other compensation(1)	Total
Joseph P. Mullaney,	2016	$247,500	$-	$-	$4,950	$252,450
President & CEO	2015	237,187	40,000	32,125	5,544	314,856

Robert B. Anthonyson ,	2016	192,500	-	-	3,850	196,350
VP of Business Development	2015	184,890	40,000	32,125	4,490	261,505

Amy E. McGuire, Former	2016	105,000	-	-	4,350	109,350
Chief Financial Officer(2)	2015	102,709	5,000	6,425	2,163	116,297

(1)

Reflects our contributions to each of the Named Executive Officer’s accounts under our 401(k) plan, medical and medical expense reimbursement.

(2)

Ms. McGuire resigned from the Company effective August 5, 2016. Ms. McGuire has agreed to assist the Company following her resignation in a part time advisory role during an undefined transition period. In exchange for her transition services, Ms. McGuire will receive an advisory fee of $100.00 per hour.

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

Ms. McGuire – an annual salary of $105,000 with a bonus opportunity of up to 35% of annual salary, half based on corporate goals and the other half based on personal goals. In addition, Ms. McGuire was entitled to four months annual salary in the event her employment was terminated without cause. Ms. McGuire terminated her employment with SofTech on August 5, 2016.

Retirement Plan

We have a 401K retirement plan, for which all our employees are eligible, including the Named Executive Officers. We match employee contributions, which are vested immediately, up to 2% of the employee’s compensation.

Grants of Plan-Based Awards in 2016

No stock awards were granted to the Company’s Named Executive Officers during fiscal year 2016.

Director Compensation

Each non-employee Director receives annual fees of $12,000 for their first three year term, paid on a quarterly basis in arrears. The annual fee increases to $24,000 for the second three year term. In addition, each non-employee Director will be granted an option to purchase 5,000 shares of Common Stock with respect to his or her initial appointment to the Board of Directors, and will be granted annually an option to purchase 1,000 shares of common stock at the Company’s Annual Meeting of Shareholders so long as such Director holds such position. All such options shall have an exercise price equal to the fair market value of the common stock on the date of grant and shall vest monthly on a pro rata basis over three years from the date of grant so long as the Director continues to be a member of the Board of Directors.

Outstanding Equity Awards At Fiscal Year-End 2016

The following table sets forth certain information concerning the compensation of our non-employee directors during the fiscal year ended May 31, 2016.

Name	Fees earned or paid in cash(1)	Option awards	Total

J. Phillip Cooper	$24,000	$-	$24,000

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

We have granted options to purchase 149,500 shares of our common stock under the 2011 Plan. These options were granted to our non-employee director as part of our director compensation policy and our employees. For more information, see “EXECUTIVE COMPENSATION– Director Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners And Management

The following table provides information concerning beneficial ownership of our common stock as of August 24, 2016, for (i) each person named in the “Summary Compensation Table” as a Named Executive Officer, (ii) each director individually, (iii) all directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. The address for our executive officers, directors and Chandra Singh is in care of SofTech, Inc., 650 Suffolk Street, Suite 415, Lowell, MA 01854.

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class
Joseph P. Mullaney	108,635(6)	11.7%
Robert B. Anthonyson	184,838(6)	19.9
J. Phillip Cooper	37,784(4)	4.1
Chandra Singh	127,036(3)	14.1
Joseph P. Daly	177,500(5)	19.4
All Directors and executive officers as a group (3 persons)	331,257(7)	34.5

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

There were 903,724 shares outstanding on August 24, 2016.

(3)

Includes 3,225 shares owned by spouse, as to which beneficial ownership is disclaimed.

(4)

Includes 16,917 shares issuable upon exercise of stock options held by Mr. Cooper related to his service as a Board member.

(5)

As reported on Form 4 filed with the SEC on August 18, 2015, includes 10,000 shares issuable upon exercise and 26,500 shares owned by EssigPR, Inc., a corporation located in Rincon, Puerto Rico owned by Mr. Daly. Mr. Daly’s business address is 497 Circle Freeway, Cincinnati, Ohio 45246.

(6)

Includes shares issuable under stock options as follows: Mr. Mullaney – 25,000 and Mr. Anthonyson -25,000.

(7)

Includes 66,917 shares issuable upon exercise of stock options held by all Directors and executive officers as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm, Audit Fees

The aggregate fees billed by Moody, Famiglietti & Andronico for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2016	$81,340	$-	$-	$-
Fiscal year ended May 31, 2015	$24,047	$-	$-	$-

The aggregate fees billed by McGladrey LLP for each of the last two fiscal years for professional services rendered to the Company are as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
Fiscal year ended May 31, 2015	$79,887	$-	$-	$-

(1)

Includes Form 10-Q reviews and issuance of Consents related to registration statements.  Effective November 20, 2014, SofTech dismissed McGladrey as its independent registered public accounting firm and engaged Moody, Famiglietti & Andronico, LLP to audit and review the Company’s financial statements for the fiscal year ended May 31, 2015. MFA was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with McGladrey LLP.

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

Date: August 29, 2016

/s/ Joseph P. Mullaney

Joseph P. Mullaney

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mullaney	President, Chief Executive Officer and Director	August 29, 2016
Joseph P. Mullaney	(Principal Executive and Financial Officer)

/s/ Robert B. Anthonyson	Vice President of Business Development and Director	August 29, 2016
Robert B. Anthonyson

/s/ J. Phillip Cooper	Director	August 29, 2016
J. Phillip Cooper

EXHIBIT INDEX

Exhibit
No.	Description of Document
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

10.23

Amendment No. 6 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated April 11, 2016, (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on April 14, 2016).

10.24	Amendment No. 7 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated August 12, 2016, filed herewith.
10.25

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.26

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SofTech, Inc.

Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of SofTech, Inc. and Subsidiaries (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in redeemable common stock and shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SofTech, Inc. and Subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

August 29, 2016

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	May 31,	May 31,
	2016	2015
ASSETS

Cash and cash equivalents	$175	$310
Accounts receivable (less allowance for uncollectible accounts of $18 as of May 31, 2016 and 2015)	477	587
Earn-Out Payments from CADRA Sale, current portion	130	243
Prepaid and other assets	207	315

Total current assets	989	1,455

Property and equipment, net	71	57
Goodwill	948	948
Capitalized software development costs, net	825	422
Capitalized patent costs	113	109
Earn-Out Payments from CADRA Sale, net of current portion	-	133
Related party note receivable	134	134
Other assets	35	35

TOTAL ASSETS	$3,115	$3,293

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT

Accounts payable	$178	$137
Accrued expenses	323	283
Deferred maintenance and subscription revenue	1,531	1,732
Current portion of capital lease	24	19
Current portion of long-term debt – related party	900	446

Total current liabilities	2,956	2,617

Capital lease, net of current portion	39	30
Other liabilities	-	10

Total liabilities	2,995	2,657
Commitments and contingencies Redeemable Common Stock and Shareholders’ Deficit:
Redeemable common stock, $0.10 par value, 180,000 and 170,000 shares issued and outstanding at May 31, 2016 and 2015, respectively.	1,260	1,190

Shareholders’ deficit:
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at May 31, 2016 and 2015, respectively.	73	73
Additional paid in capital	27,138	27,056
Accumulated deficit	(28,073)	(27,400)
Accumulated other comprehensive loss	(278)	(283)
Total shareholders’ deficit	(1,140)	(554)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT	$3,115	$3,293

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31,
	2016	2015
Revenues:
Products	$515	$535
Services	3,661	3,407
Total revenues	4,176	3,942

Cost of revenues:
Products	67	151
Services	1,455	1,539
Total cost of revenues	1,522	1,690

Gross margin	2,654	2,252

Research and development expenses	633	894
Selling, general and administrative expenses	2,555	2,481
Change in fair value of earn-out and holdback payments	46	(85)

Operating loss	(580)	(1,038)

Interest expense	96	165
Other (income) expense	(5)	114

Loss before income taxes	(671)	(1,317)
Provision for income taxes	2	2

Net loss	$(673)	$(1,319)

Basic and diluted net loss per share	$(0.75)	$(1.48)
Weighted average common shares outstanding-basic and diluted	902,529	890,120

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	(in thousands)
	For the Twelve Months Ended
	May 31,	May 31,
	2016	2015

Net loss	$(673)	$(1,319)

Other comprehensive income:
Foreign currency translation adjustment	5	199

Comprehensive loss	$(668)	$(1,120)

See accompanying notes to consolidated financial statements.

SOFTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT

	(in thousands, except for share and per share data)
	Years Ended
	May 31,	May 31,
	2016	2015
Redeemable common stock:
Balance at beginning of year	$1,190	$275
Issuance of redeemable common stock	50	850
Repurchase of redeemable common stock	-	(275)
Accretion of redeemable common stock to redemption value	20	340
Redeemable common stock at end of year	$1,260	$1,190

Common stock:
Balance at beginning of year	$73	$83
Repurchase of common stock	-	(10)
Balance at end of year	73	73
Additional paid in capital:
Balance at beginning of year	27,056	27,338
Repurchase of common stock	-	(27)
Accretion of redeemable common stock to redemption value	(20)	(340)
Fee to be paid to redeemable common stock investors	(6)	(30)
Stock based compensation	108	115
Balance at end of year	27,138	27,056
Accumulated deficit:
Balance at beginning of year	(27,400)	(26,081)
Net loss	(673)	(1,319)
Balance at end of year	(28,073)	(27,400)
Accumulated other comprehensive loss:
Balance at beginning of year	(283)	(482)
Foreign currency translation adjustments	5	199
Balance at end of year	(278)	(283)

Total shareholders’ deficit at end of year	$(1,140)	$(554)

Outstanding shares:
Balance of redeemable common stock at beginning of year	170,000	50,000
Repurchase of redeemable common stock	-	(50,000)
Issuance of redeemable common stock	10,000	170,000
Balance of redeemable common stock at end of year	180,000	170,000

Balance of common stock at beginning of year	723,724	825,135
Repurchase of common stock	-	(101,411)
Balance of common stock at end of year	723,724	723,724

See accompanying notes to consolidated financial statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Years Ended
	May 31,	May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(673)	$(1,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	74	279
Change in fair value of earn-out and holdback payments	46	(85)
Non-cash loss on foreign currency transactions	4	114
Stock-based compensation	108	115
Non-cash interest expense	-	27
Changes in current assets and liabilities:
Accounts receivable	110	86
Prepaid expenses and other current assets	108	(111)
Accounts payable, accrued expenses and other liabilities	65	(663)
Deferred maintenance revenue	(201)	270
Net cash used in operating activities	(359)	(1,287)

Cash flows from investing activities:
Proceeds from earn-out and holdback payments	200	604
Capital expenditures	(22)	(3)
Capitalized software development costs	(438)	(202)
Capitalized identifiable intangible assets	-	(33)
Capitalized patent costs	(4)	(3)
Net cash provided by (used in) investing activities	(264)	363

Cash flows from financing activities:
Proceeds from issuance of redeemable common stock, net of issuance costs	50	820
Cost of repurchasing common stock	-	(37)
Borrowings under debt agreement	647	750
Cost of repurchasing redeemable common stock	-	(275)
Repayment under debt agreements	(193)	(1,304)
Repayments under capital lease	(18)	(14)
Net cash provided by (used in) financing activities	486	(60)

Effect of exchange rates on cash	2	85
Decrease in cash and cash equivalents	(135)	(899)
Cash and cash equivalents, beginning of year	310	1,209
Cash and cash equivalents, end of year	$175	$310

Supplemental disclosures of cash flow information:
Interest paid	$88	$122
Income taxes paid	$2	$2

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$32	$-
Accretion of redeemable common stock	$20	$340

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

During fiscal years 2015 and 2016, the Company invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. In January 2016, the product was introduced to the market and a free version of the app was made available on iTunes.

The Company has been actively engaged in acquiring and filing new U.S. patents, evaluating alternatives for monetizing its existing patents and investigating the acquisition of specific patents already awarded that might enhance shareholder value.

The consolidated financial statements of the Company include the accounts of SofTech, Inc. and its wholly-owned subsidiaries, Information Decisions, Inc., Workgroup Technology Corporation, HomeView, Inc., SofTech, GmbH (inactive since 2014) and SofTech, Srl. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING AND LIQUIDITY

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

The Company has sustained net operating losses and negative cash flow from operations for fiscal year 2015 and fiscal 2016 as detailed in the table below (000’s):

	Fiscal Years Ended
	May 31,	May 31,
	2016	2015

Net loss	$(673)	$(1,319)

Net cash used in operating activities	$(359)	$(1,287)

The majority of the net losses and net cash used in operating activities detailed above relate to our Italian subsidiary and expenses we have incurred in launching our HomeView technology.

As outlined further in these disclosures, the Company has debt obligations that are payable during October 2016 and common stock that is redeemable during the next twelve months.  The Company’s ability to meet its obligations and continue as a going concern is dependent on the successful execution of its operating plans.

Our Italian subsidiary, SofTech, Srl, was primarily focused on marketing and supporting the CADRA technology prior to the sale of that product line in fiscal 2014. Since that time, it has been offering CADRA under a Distributorship Agreement while developing new revenue streams. The losses diminished significantly in fiscal 2016 as compared to 2015 as a result of these new initiatives. In fiscal 2016, we were awarded a contract to implement a solution at our largest European customer to, among other things, automate their bill of materials using third party technologies and professional services. This project was substantially completed during the fiscal year and we are discussing expansion of that solution with this customer. We anticipate continued improvement in operating results.

With regard to HomeView, we are continuing to develop the technology and expect multiple new releases for the foreseeable future. We began introducing this product to the market in January 2016. The Company expects that additional capital will be required to continue to introduce HomeView into the market effectively.

As of July 31, 2016, approximately 350 HomeView accounts have been established tracking approximately 12,000 details about the things in the homes of those users. Through various marketing efforts we continue to attract new visitors to the HomeView website.

As detailed in previous filings, one of the alternatives for obtaining the additional capital we need to continue the market introduction of HomeView and meet our near term capital needs is the sale of one or more of the Company’s existing revenue producing product lines. Subsequent to year end the Company entered into just such an agreement as described immediately hereunder. After pursuing other funding alternatives management determined that the sale was the most favorable alternative for shareholders.

The transaction is subject to the approval of the Company’s shareholders and is expected to be completed by October 2016. The approval of two-thirds of the shares outstanding is required. Approximately 56% of outstanding shares are owned by Company Directors and the buyer.

If completed, the liquidity provided will allow for the Company to repay all of its outstanding debt, repurchase Put shares that come due within the next twelve months and fund its working capital requirements for at least the next twelve months.

On August 23, 2016, we entered into an Asset Purchase Agreement pursuant to which we agreed to sell our ProductCenter and Connector product lines to Essig Research, Inc. (“Essig”) for a total of $3.25 million plus contingent payments based on revenue targets for the two twelve-month periods immediately following the transaction date (the “PLM Sale”). Essig is an affiliate of EssigPR, Inc., which is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016. The assets to be acquired by Essig include the properties and assets used exclusively in the PLM operations which is composed of the ProducCenter and Connector product lines. Essig will assume the contractual liabilities associated with maintenance and subscription support services. Specifically excluded from the sale and retained by SofTech are cash, billed accounts receivable and all remaining assets and liabilities not specifically identified, including the operations of SofTech Srl and HomeView. Approximately $1.15 million of indebtedness as of August 24, 2016 owed by the Company to Essig under existing debt agreements would be repaid as part of this transaction, thereby reducing the cash paid to the Company at the closing. In addition, at the closing of the transaction, the Company has agreed to repurchase from Mr. Daly 110,000 shares of its common stock at approximately $6.50 per share. These shares are currently subject to a $7.00 put right that, absent such repurchase, would have been exercisable by Mr. Daly in fiscal 2018. The closing of the PLM Sale, which is subject to approval by the SofTech shareholders and the satisfaction of other customary closing conditions (including a holdback of a portion of the purchase price to secure any indemnification claims arising under the Asset Purchase Agreement), is expected to occur by October 2016. The transaction is not subject to any financing condition.

The transaction is subject to the approval of the Company’s shareholders and is expected to be completed by October 2016. The approval of two-thirds of the shares outstanding is required. If completed, the liquidity provided will allow for the Company to repay all of its outstanding debt, repurchase Put shares that come due within the next twelve months and fund its working capital requirements for at least the next twelve months. There can be no assurance, however, that the sale will be completed.

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million. Through May 31, 2016 the Company has received a total of approximately $3.7 million from Mentor and could receive up to an additional $223,000 based upon the CADRA revenue generated by Mentor for the period from February 1, 2016 through October 31, 2016. In accordance with the terms of the Asset Purchase Agreement the final payment would be received on or before April 1, 2017. During fiscal year 2016 and 2015 the Company received earn out payments of $200,000 and $283,000, respectively, under the terms of the Asset Purchase Agreement.

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

RECLASSIFICATIONS

Certain accounts in the financial statements for the fiscal year ended May 31, 2015 have been reclassified for presentation purposes and had no impact on net loss. Specifically, on the Statement of Cash Flows for the fiscal year ended May 31, 2015, the Proceeds from the earn-out and holdback payments of $604,000 which were previously classified under financing activities, have been reclassified as investing activities in these financial statements. In addition, on the Statement of Changes in Redeemable Common Stock and Shareholders’ Deficit for the fiscal year ended May 31, 2015 investor fees of $30,000 which were previously netted against the $850,000 in proceeds from the issuance of redeemable common stock were separately presented.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits. Cash held in foreign bank accounts at May 31, 2016 totaled approximately $90,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon management's assessment of the collectability of accounts receivable, which considers historical writeoff experience and any specific risks identified in customer collection matters. Bad debts are written off against the allowance when identified. The Company’s allowance for uncollectible accounts was approximately $18,000 at May 31, 2016 and 2015.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and equivalents and accounts receivable. The Company maintains its cash and equivalents with high credit quality financial institutions. The Company believes it is not exposed to any significant losses due to credit risk on cash and equivalents. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Consequently, the Company believes that its exposure to losses due to credit risk on net accounts receivable is limited.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Computer software and equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years
Leasehold improvements	Less of life of lease or estimated lease term

Property and equipment was composed of the following at May 31 (000’s):

	2016	2015
Computer Software	$506	$473
Equipment	502	479
Office Furniture	116	116
Leasehold Improvements	31	31
	1,155	1,099
Less Accumulated Depreciation	(1,084)	(1,042)

	$71	$57

Depreciation expense, including amortization of assets under capital lease, was approximately $40,000 for both fiscal years 2016 and 2015.

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

During fiscal years 2016 and 2015, the Company capitalized approximately $438,000 and $202,000, respectively, of software development costs. Amortization expense related to capitalized software development costs for fiscal years 2016 and 2015 was approximately $36,000 and $98,000, respectively.

DEBT ISSUANCE COSTS

The Company capitalizes the direct costs associated with entering into debt agreements and amortizes those costs over the life of the debt agreement. In May 2013, the Company entered into the Loan Agreement as detailed in Note F. Total direct costs incurred in establishing this debt agreement were approximately $255,000 which were amortized over the term of the arrangement in accordance with ASC 470-50. Amortization expense related to debt issuance costs for fiscal year 2015 was approximately $149,000 and was fully amortized in that period.

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

The Company recognizes the tax benefit from an uncertain tax position only if it more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, and changes in facts or circumstances related to a tax position. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. In accordance with the applicable statute of limitations, the Company’s tax returns could be audited by the Internal Revenue Service and various states for the fiscal years ended 2013 to 2015.

REVENUE RECOGNITION

The Company follows the provisions of ASC 985-605, Software – Revenue Recognition, for transactions involving the licensing of software and software support services. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, there is a fixed fee and collectability is reasonably assured. The Company does not provide for a right of return. For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements, using the residual method set forth in ASC 985-605. Revenue from customer maintenance and subscription support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Revenue from engineering, consulting and training services is recognized as those services are rendered using a proportional performance model. Deferred revenue represents billings and payments received for which the aforementioned revenue recognition criteria have not been met.

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $4,000 and $3,000 for the years ending May 31, 2016 and 2015, respectively.

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

As of May 31, 2016, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of May 31, 2016 and 2015, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, Earn-Out Payments, related party notes receivable, accounts payable, accrued expenses, deferred maintenance and subscription revenue, long-term debt and capital lease obligations. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at May 31, 2016.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis are the Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of May 31, 2016, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $223,000.  The final Earn-Out Payment will be based on the CADRA revenue generated for the nine month period ended October 31, 2016. The average quarterly CADRA revenue for Mentor’s most recent fiscal year was approximately $500,000.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2016:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$130	$-	$-	$130
Total assets at fair value	$130	$-	$-	$130

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2015:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$376	$-	$-	$376
Total assets at fair value	$376	$-	$-	$376

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the years ended May 31, 2015 and 2016:

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	(46)
Payments received	(200)
Fair value at May 31, 2016	$130

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

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the year ended May 31, 2016 and 2015 was approximately $(46,000) and $85,000.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). Foreign currency gains and losses arising from transactions were included in operations in fiscal year 2016 and 2015. In fiscal years 2016 and 2015, the Company recorded a net gain (loss) from foreign currency related transactions of approximately $5,000 and $(114,000), respectively, to Other (income) expense in the Consolidated Statements of Operations.

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

RESEARCH AND DEVELOPMENT COSTS

The Company expenses all research and development costs as incurred.

NET INCOME (LOSS) PER COMMON SHARE

For the fiscal years ended May 31, 2016 and 2015, 3,192 and 1,003 respectively, options to purchase shares of common stock were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of May 31, 2016, 149,500 options were outstanding.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2014	129,500	1.88	9.74	20,825
Granted	30,000	1.30	10.00	-
Exercised	-	-	-	-
Forfeited or expired	(12,500)	1.84	-	-

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	1.00	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2016	149,500	$1.75	7.56	$4,325

Exercisable at May 31, 2016	143,653	$1.77	7.53	$4,269

The Company determined the volatility for options granted during the fiscal year ended May 31, 2016 and 2015 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2016 was estimated to be $1.10 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life 5.00 years

Assumed annual dividend growth rate 0%

Expected volatility 133%

Risk free interest rate 1.63%

For the years ended May 31, 2016 and 2015, the Company expensed approximately $108,000 and $115,000, respectively, of stock-based compensation. Unamortized stock based compensation as of May 31, 2016 was approximately $7,000.

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

During the fiscal quarter ended August 31, 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of the Common Stock at a purchase price of $5.00 per share to Joseph P. Daly, an accredited investor and existing Company shareholder, in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a securities purchase agreement whereby Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. Upon completion of the transaction, the 110,000 shares of Common Stock issued pursuant to the security purchase agreement were recorded as redeemable common stock at its redemption value of $770,000 and accretion of $220,000 was recorded to additional paid in capital. In the event whereby the Company is unable to honor the agreement to repurchase the shares, in whole or in-part, the unpaid portion would revert into a loan obligation secured by all of the Company’s assets and bearing an annual interest rate of 20%.

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

As of May 31, 2016, the redeemable common stockholders of the Company have the right to redeem shares with an aggregate redemption value of $420,000 within twelve months of the balance sheet date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU requires entities to recognize right-to-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosure.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements and related disclosure.

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

C. INCOME TAXES

The provision for income taxes includes the following for the years ended May 31 (in thousands):

	2016	2015
Federal	$-	$-
Foreign	-	-
State and local	2	2
Total current provision	2	2
Deferred provision	27	85
Valuation allowance	(27)	(85)
Total deferred provision	-	-
Total provision	$2	$2

The domestic and foreign components of income (loss) before income taxes were as follows for the years ended May 31 (in thousands):

	2016	2015
Domestic	$(503)	$(975)
Foreign	(168)	(342)
	$(671)	$(1,317)

At May 31, 2016, the Company had Federal net operating loss carryforwards of $22 million that begin expiring in 2022, and are available to reduce future taxable income. The utilization of the remaining net operating loss carryforwards may be subject to limitation based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company also has an alternative minimum tax credit of approximately $200,000 that has no expiration date that was available as of May 31, 2016.

The Company’s effective income tax rates can be reconciled to the federal and state statutory income tax rate for the years ended May 31 as follows:

	2016	2015
Federal statutory rate	34%	34%
State	-	-
Foreign	-	-
Permanent items	-	-
Valuation reserve	(34)	(34)
Effective tax rate	-%	-%

Deferred tax assets (liabilities) were comprised of the following at May 31 (in thousands):

	2016	2015
Deferred tax assets
Net operating loss carryforwards	$7,597	$7,498
Tax credit carryforwards	254	254
Receivables allowances	7	7
Vacation pay accrual	5	4
Depreciation	42	35
Differences in book and tax basis of assets of acquired businesses	(191)	(56)
Total gross deferred tax assets	7,714	7,742
Valuation allowance	(7,714)	(7,742)
Net deferred tax asset	$-	$-

Due to the uncertainties regarding the realization of certain favorable tax attributes in future tax returns, the Company has established a valuation reserve against the otherwise recognizable net deferred tax assets.

D. EMPLOYEE RETIREMENT PLANS

The Company has an Internal Revenue Code Section 401(k) plan covering substantially all U.S. based employees and offers an employer match of a portion of an employee’s voluntary contributions. The aggregate expense related to this employer match for fiscal years 2016 and 2015 was approximately $31,000 and $52,000, respectively.

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

	Years Ended
Revenue:	May 31, 2016	May 31, 2015
North America	$3,311	$3,223
Asia	12	7
Europe	919	767
Eliminations	(66)	(55)
Consolidated Total	$4,176	$3,942

Long-Lived Assets:	As of May 31, 2016	As of May 31, 2015
North America	$2,086	$1,797
Europe	40	41
Consolidated Total	$2,126	$1,838

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

On January 8, 2016, the Short Term Note was amended to extend the due date to April 10, 2016.

On April 11, 2016, the Short Term Note was amended to extend the due date to July 10, 2016.

On August 12, 2016, the Short Term Note was amended to increase the borrowings by $250,000, to extend the due date to October 10, 2016 and to increase the collateral to include the PLM product lines.

The following summary details the changes in principal amount owed under each of the debt agreements with Essig (in thousands):

	Note	Short Term Note	Total
Balance at May 31, 2014	$-	$-	$-
Borrowings	450	300	750
Repayments	(304)	-	(304)
Balance at May 31, 2015	146	300	446
Borrowing	-	578	578
Repayments	-	(124)	(124)
Balance at May 31, 2016	146	754	900

Interest expense was approximately $76,000 and $62,000 in fiscal years 2016 and 2015, respectively.

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of May 31, 2016.

SHORT TERM ADVANCES FROM RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 19.9% of the Company’s outstanding common stock as of May 31, 2016, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson during the second quarter of fiscal year 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.7% of the Company’s outstanding common stock as of May 31, 2016, loaned the Company $19,300 on September 1, 2015 which was repaid during the second quarter of fiscal year 2016. There was no interest charged on these short term advances.

BLUEVINE

In September 2015, the Company arranged for a credit line of up to $80,000 with BlueVine Capital, Inc. (“BlueVine”). The borrowing arrangement with BlueVine as the lender allows the Company to receive an advance of 85% of the total value of specified invoices. During the fiscal year ended May 31, 2016, the Company received advances totaling approximately $55,000 against seven invoices from one customer. As of May 31, 2016 there were no outstanding borrowings under this debt facility.

PRIDES CROSSING CAPITAL

Prior to May 31, 2015, the Company had outstanding amounts owed under a former loan agreement with Prides Crossing Capital, L.P. and Prides Crossing Capital-A, L.P. (the “Lenders”).  During the fiscal year ended May 31, 2015, the outstanding balance of $1,000,000 was paid in full and the agreement with the Lenders was terminated.

G. LEASE COMMITMENTS

OPERATING LEASES

The Company conducts its operations in office facilities leased through December 2018. Rental expense for both fiscal years 2016 and 2015 was approximately $152,000.

At May 31, 2016, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

2017	$110
2018	133
2019	77
Total future minimum lease commitments	$320

CAPITAL LEASES

In fiscal years 2010, 2013, 2014 and 2016, the Company acquired capital equipment through capital lease agreements with financial institutions for terms of 48, 50 and 60 months, with a $1 purchase option. The assets are amortized over the life of the related lease or the asset if shorter and amortization of the assets is included in depreciation expense for fiscal years 2016 and 2015. The related leased assets had a cost basis of approximately $108,000 and $77,000, and accumulated depreciation of approximately $(69,000) and $(50,000) as of May 31, 2016 and 2015, respectively. Minimum annual future lease payments under the capital lease as of May 31, 2016 are as follows (in thousands):

2017	$35
2018	26
2019	17
2020	11
2021	2

Minimum lease payment	91
Amount representing interest	(28)

Present value of minimum lease payments	$63

Current	$24
Long Term	$39

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

On August 12, 2016, the Company amended its Short Term Note with Essig to increase the maximum borrowings by $250,000, to extend the due date to October 10, 2016 and to increase the collateral to include the tangible and intangible assets of the PLM product lines. It is contemplated that this Short Term Note would be repaid in full upon completion of the transaction described below.

On August 23, 2016, we entered into an Asset Purchase Agreement pursuant to which we agreed to sell our ProductCenter and Connector product lines to Essig for a total of $3.25 million plus contingent payments based on revenue targets for the two twelve-month periods immediately following the transaction date. Essig is an affiliate of EssigPR, Inc., which is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016. The assets to be acquired by Essig include the properties and assets used exclusively in the PLM operations which is composed of the ProducCenter and Connector product lines. Essig will assume the contractual liabilities associated with maintenance and subscription support services. Specifically excluded from the sale and retained by SofTech are cash, billed accounts receivable and all remaining assets and liabilities not specifically identified, including the operations of SofTech Srl and HomeView. Approximately $1.15 million of indebtedness as of August 24, 2016 owed by the Company to Essig under existing debt agreements would be repaid as part of this transaction, thereby reducing the cash paid to the Company at the closing. In addition, at the closing of the transaction, the Company has agreed to repurchase from Mr. Daly 110,000 shares of its common stock at approximately $6.50 per share. These shares are currently subject to a $7.00 put right that, absent such repurchase, would have been exercisable by Mr. Daly in fiscal 2018. The closing of the PLM Sale, which is subject to approval by the SofTech shareholders and the satisfaction of other customary closing conditions (including a holdback of a portion of the purchase price to secure any indemnification claims arising under the Asset Purchase Agreement), is expected to occur by October 2016. The transaction is not subject to any financing condition.