Form 10-Q
period 2016-08-31
SOFTECH INC
filed 2016-10-17
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Yes      . No  X .

The number of shares outstanding of registrant’s common stock at October 11, 2016 was 903,724 shares.

SOFTECH, INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	August 31,	May 31,
	2016	2016
ASSETS	(UNAUDITED)

Cash and cash equivalents	$90	$175
Accounts receivable (less allowance for uncollectible accounts of $18 as of August 31, 2016 and May 31, 2016)	637	477
Earn-out payments from CADRA sale, current portion	130	130
Prepaid expenses and other assets	203	207

Total current assets	1,060	989

Property and equipment, net	63	71
Goodwill	948	948
Capitalized software development costs, net	907	825
Capitalized patent costs	113	113
Related party note receivable	134	134
Other assets	35	35

TOTAL ASSETS	$3,260	$3,115

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT

Accounts payable	$223	$178
Accrued expenses	477	323
Deferred maintenance and subscription revenue	1,322	1,531
Capital leases, current portion	24	24
Current portion of long term debt – related party	1,250	900

Total current liabilities	3,296	2,956

Capital leases, net of current portion	31	39

Total liabilities	3,327	2,995

Commitments and contingencies
Redeemable common stock, $0.10 par value, 180,000 shares issued and outstanding at both August 31, 2016 and May 31, 2016.	1,260	1,260

Shareholders’ deficit:
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at both August 31, 2016 and May 31, 2016.
	73	73
Additional paid in capital	27,140	27,138
Accumulated deficit	(28,257)	(28,073)
Accumulated other comprehensive loss	(283)	(278)
Total shareholders’ deficit	(1,327)	(1,140)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT	$3,260	$3,115

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2016	2015

Revenue:
Products	$63	$54
Services	866	927
Total revenue	929	981

Cost of revenue:
Products	36	29
Services	323	377
Total cost of revenue	359	406

Gross margin	570	575

Research and development expenses	131	154
Selling, general and administrative expenses	597	599
Gain on change in fair value of earn-out payments	-	(10)

Operating loss	(158)	(168)

Interest expense	26	13
Other expense, net	-	(7)

Net loss	$(184)	$(174)

Basic and diluted net loss per share:	$(0.20)	$(0.19)

Weighted average common and redeemable shares outstanding-basic and diluted	903,724	893,724

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	August 31,	August 31,
	2016	2015

Net loss	$(184)	$(174)

Other comprehensive (loss) income :
Foreign currency translation adjustment	(5)	6

Total other comprehensive (loss) income	(5)	6

Comprehensive loss	$(189)	$(168)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Three Months Ended
	August 31,	August 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(184)	$(174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10	26
Stock-based compensation	2	31
Non-cash gain on foreign currency transactions	-	(7)
Change in fair value of earn-out payments	-	(10)

Change in current assets and liabilities:
Accounts receivable	(160)	(80)
Prepaid expenses and other assets	4	63
Accounts payable, accrued expenses and other liabilities	199	171
Deferred maintenance revenue	(209)	(405)
Net cash used in operating activities	(338)	(385)

Cash flows from investing activities:
Capital expenditures	-	(17)
Capitalized software development costs	(84)	(118)
Capitalized patent costs	-	(2)
Net cash used in investing activities	(84)	(137)

Cash flows from financing activities:
Borrowing under debt agreements	350	250
Repayments under capital lease	(8)	(2)
Net cash provided by financing activities	342	248

Effect of exchange rates on cash	(5)	13
Decrease in cash	(85)	(261)
Cash and cash equivalents, beginning of period	175	310
Cash and cash equivalents, end of period	$90	$49

Supplemental disclosures of cash flow information:
Interest paid	$23	$11
Taxes paid	$2	$2

Noncash investing and financing activities:
Purchase of property and equipment under capital lease	$-	$32
Accretion of redeemable common stock	$-	$-

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

Since fiscal year 2015, the Company has invested a substantial amount of time in, among other things, researching this market, reviewing various business models, creating specifications for the technology and developing the technology. In January 2016, the product was introduced to the market and a free version of the app was made available on iTunes.

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

The Company has sustained net operating losses and negative cash flow from operations for fiscal years 2016 and 2015 as detailed in the table below (000’s):

	Fiscal Years Ended
	May 31,	May 31,
	2016	2015

Net loss	$(673)	$(1,319)

Net cash used in operating activities	$(359)	$(1,287)

The net loss and net cash used in operating activities for the first quarter of fiscal 2017 was $(184,000) and $(338,000), respectively, as compared to $(174,000) and $(385,000) for the same period in fiscal 2016.

The majority of the net losses and net cash used in operating activities detailed above relate to our Italian subsidiary and expenses we have incurred in launching our HomeView technology.

Our Italian subsidiary, SofTech, Srl, was primarily focused on marketing and supporting the CADRA technology prior to the sale of that product line in fiscal 2014. Since that time, it has been offering CADRA under a Distributorship Agreement while developing new revenue streams. The losses diminished significantly in fiscal 2016 as compared to 2015 as a result of these new initiatives. In fiscal 2016, we were awarded a contract to implement a solution at our largest European customer to, among other things, automate their bill of materials using third party technologies and professional services. This project was substantially completed during the fiscal year 2016 and we are discussing expansion of that solution with this customer. We anticipate continued improvement in operating results.

With regard to HomeView, we are continuing to develop the technology and expect multiple new releases for the foreseeable future. We began introducing this product to the market in January 2016. The Company expects that additional capital will be required to continue to introduce HomeView into the market effectively.

We believe with additional liquidity, we can significantly ramp up the marketing efforts and new account creation.

On August 24, 2016, we entered into an Asset Purchase Agreement pursuant to which we agreed to sell our ProductCenter and Connector product lines to Essig Research, Inc. (“Essig”) for a total of $3.25 million plus contingent payments based on revenue targets for the two twelve-month periods immediately following the transaction date (the “PLM Sale”). Essig is an affiliate of EssigPR, Inc., which is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016. The assets to be acquired by Essig include the properties and assets used exclusively in the Product Lifecycle Management (“PLM”) operations which is composed of the ProducCenter and Connector product lines. Essig will assume the contractual liabilities associated with maintenance and subscription support services. Specifically excluded from the sale and retained by SofTech are cash, billed accounts receivable and all remaining assets and liabilities not specifically identified, including the operations of SofTech Srl and HomeView. Approximately $1.25 million of indebtedness as of August 31, 2016 owed by the Company to Essig under existing debt agreements would be repaid as part of this transaction, thereby reducing the cash paid to the Company at the closing. In addition, at the closing of the transaction, the Company has agreed to repurchase from Mr. Daly 110,000 shares of its common stock at approximately $6.50 per share. These shares are currently subject to a $7.00 put right that, absent such repurchase, would have been exercisable by Mr. Daly in fiscal 2018.

A special meeting of the Company’s shareholders (the “Special Meeting”) was held on October 5, 2016 to consider and vote on the proposal to approve the sale of substantially all of the assets used in its ProductCenter and Connector technologies. At the Special Meeting 79.7% the shareholders voted in favor of the PLM Sale.

The closing of the PLM Sale was completed on October 14, 2016.

The sale of the ProductCenter and Connector technologies will provide the Company with the liquidity it needs to meet its existing obligations as well as increase the marketing efforts for the HomeView technology.

Management believes that with its available cash and the proceeds from the sale of the technologies described above it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the sale will be completed.

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

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. In March 2016 that arrangement was extended through March 24, 2017 on a non-exclusive basis. Under the new arrangement, gross margin on software remained at 30% and the gross margin on support contracts were increased to 35%.

B. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the fair value estimate of the Earn-Out Payments due from Mentor related to the sale of the CADRA business and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs, the note receivable and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits. Cash held in foreign bank accounts at August 31, 2016 totaled approximately $41,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon management's assessment of the collectability of accounts receivable, which considers historical writeoff experience and any specific risks identified in customer collection matters. Bad debts are written off against the allowance when identified. The Company’s allowance for uncollectible accounts was approximately $18,000 at August 31 and May 31, 2016.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and equivalents and accounts receivable. The Company maintains its cash and equivalents with high credit quality financial institutions. The Company believes it is not exposed to any significant losses due to credit risk on cash and cash equivalents. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Consequently, the Company believes that its exposure to losses due to credit risk on net accounts receivable are limited.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Data Processing Equipment	2-5 years
Office furniture	5-10 years
Automobiles	4-6 years
Leasehold improvements	Lesser of the life of the lease or the estimated lease term

Property and equipment was composed of the following (000’s):

	August 31, 2016	May 31, 2016
Computer Software	$506	$506
Equipment	502	502
Office Furniture	116	116
Leasehold Improvements	31	31
	1,155	1,155
Less Accumulated Depreciation	(1,092)	(1,084)

	$63	$71

Depreciation expense, including amortization of assets under capital lease, was approximately $8,000 and $10,000 for the three month periods ended August 31, 2016 and 2015, respectively.

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

During the three months ended August 31, 2016 and 2015, the Company capitalized approximately $84,000 and $118,000, respectively, of software development costs. Amortization expense related to capitalized software development costs for the three months ended August 31, 2016 and 2015 was approximately $2,000 and $16,000, respectively.

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

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $2,000 for the three month period ended August 31, 2015. No patent costs were capitalized in the three month period ended August 31, 2016.

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

As of May 31, 2016, the Company conducted its annual impairment test of goodwill by comparing the fair value of the reporting unit to the carrying amount of the underlying assets and liabilities of its single reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying amount of the assets and liabilities, therefore no impairment existed as of the testing date. The Company concluded that no facts or circumstances arose during the three month period ended August 31, 2016 to warrant an interim impairment test.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of August 31, 2016, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, Earn-Out Payments, related party notes receivable, accounts payable, accrued expenses, deferred maintenance and subscription revenue, long-term debt and capital lease obligations. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at August 31, 2016.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis are the Earn-Out Payments associated with the Company’s sale of the CADRA product line. As of August 31, 2016, the maximum amount that could be received by the Company under the Asset Purchase Agreement totaled $223,000.  The final Earn-Out Payment will be based on the CADRA revenue generated for the nine month period ended October 31, 2016. The average quarterly CADRA revenue for Mentor’s most recent fiscal year was approximately $500,000.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of August 31, 2016:

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

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the period from May 31, 2014 through August 31, 2016:

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	(46)
Payments received	(200)
Fair value at May 31, 2016	130
Change in fair value	-
Payments received	-
Fair value at August 31, 2016	$130

The Company has estimated the fair value of the Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three months ended August 31, 2016 and 2015 was approximately $0 and $(10,000), respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (Germany, and Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). The foreign currency gain (loss) arising from transactions were included in operations (Other expense, net in the Consolidated Statement of Operations) in three months ended August 31, 2016 and 2015 and totaled approximately $0 and $(7,000), respectively.

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

NET INCOME (LOSS) PER COMMON SHARE

In each of the three month periods ended August 31, 2016 and 2015, 3,448 options to purchase shares of common stock were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of August 31, 2016, 149,500 options were outstanding.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	1.00	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2016	149,500	1.75	7.56	4,325
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at August 31, 2016	149,500	$1.75	7.56	$4,325

Exercisable at August 31, 2016	149,500	$1.75	7.56	$4,325

The Company determined the volatility for options granted during the fiscal year ended May 31, 2016 using the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed in ASC 718 Compensation, Stock Compensation. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The weighted-average fair value of each option granted in the fiscal year ended May 31, 2016 was estimated to be $1.10 on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Expected life 5.00 years

Assumed annual dividend growth rate 0%

Expected volatility 133%

Risk free interest rate 1.63%

For the three month period ended August 31, 2016 and 2015, the Company expensed approximately $2,000 and $31,000, respectively, of stock-based compensation. Unamortized stock based compensation as of August 31, 2016 was approximately $5,000.

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

As of August 31, 2016, the redeemable common stockholders of the Company have the right to redeem shares with an aggregate redemption value of $420,000 within twelve months of the balance sheet date.

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

In March 2016, the FASB issued ASU 2016-08, amending the new revenue recognition standard that it issued jointly with the IASB in 2014 - Revenue from Contracts with Customers, (Topic 606). The amendments in this ASU provide more detailed guidance to clarify certain aspects of the principal-versus-agent guidance in the original ASU. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

In April 2016, the FASB issued ASU 2016-10, amending the new revenue recognition standard that it issued jointly with the IASB in 2014 - Revenue from Contracts with Customers, (Topic 606). The amendments in this ASU provide more detailed guidance, including additional implementation guidance and examples in the key areas of 1) identifying performance obligations and 2) licenses of intellectual property. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, based on ASU 2015-14. Early application is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of this guidance.

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

	Three Month Periods Ended
Revenue:	August 31, 2016	August 31, 2015
North America	$661	$775
Europe	273	208
Asia	-	3
Eliminations	(5)	(5)
Consolidated Total	$929	$981

Long Lived Assets:	As of August 31, 2016	As of May 31, 2016
North America	$2,160	$2,086
Europe	40	40
Consolidated Total	$2,200	$2,126

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

On August 30, 2016, the Short term Note was amended to increase the borrowings by $100,000.

The following summary details the changes in principal amount owed under each of the debt agreements with Essig (in thousands):

	Note	Short Term Note	Total
Balance at May 31, 2014	$-	$-	$-
Borrowings	750	300	1,050
Repayments	(604)	-	(604)
Balance at May 31, 2015	146	300	446
Borrowing	-	578	578
Repayments	-	(124)	(124)
Balance at May 31, 2016	146	754	900
Borrowing	-	350	350
Repayments	-	-	-
Balance at August 31, 2016	146	1,104	1,250

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

EssigPR is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 31, 2016.

SHORT TERM NOTE WITH RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 19.9% of Company common shares as of August 24, 2016, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson in the second quarter of fiscal 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.7% of Company common shares as of August 24, 2016, loaned the Company $19,300 on September 1, 2015 of which was repaid to Mr. Mullaney in the second quarter of fiscal year 2016. There was no interest charged on these short term advances.

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

On October 5, 2016, a Special Meeting of the SofTech shareholders was held to consider and vote on the proposal to approve the sale by SofTech of substantially all of the assets used in its ProductCenter and Connector technologies pursuant to the Asset Purchase Agreement dated August 24, 2016 described herein. The shareholders voted to approve the sale with 79.7% voting in favor of the proposal and less than .1% voting against.

On October 14, 2016, the Company completed the sale of its PLM Sale to SofTech Group Incorporated as described in Note A hereto.

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

Overview

We operate in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. We also operate through resellers in North America, Europe and Asia.  For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended May 31, 2016.

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

•

Developed a new data management product for the residential property market called HomeView; and

•

On August 24, 2016, entered into an agreement to sell the ProductCenter and Connector technologies in an asset sale subject to shareholder approval.

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

On August 24, 2016, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell its ProductCenter and Connector technologies (“PLM Business”) to Essig Research, Inc. (“Essig”) in exchange for aggregate consideration of $3.25 million plus contingent payments. The Company’s indebtedness to Essig ($1.25 million as of August 31, 2016) will be repaid in this transaction and the Company will repurchase 110,000 shares of its common stock from Essig at approximately $6.50 per share.

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

The proposed transaction has been unanimously approved by the Company’s Board of Directors. At a special meeting of the Company’s shareholders held on October 5, 2016, the PLM Sale was approved by 79.7% of the outstanding shares. On October 14, 2016 the transaction was completed.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2016 included in our previously filed Form 10-K. There have been no changes to the policies for the three months ended August 31, 2016.

Results of Operations

The table below presents the comparative statements of operations for the three month periods ended August 31, 2016 and August 31, 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	August 31, 2016	August 31, 2015	Change in $	Change in %
Revenue:
Products	$63	$54	$9	16.7%
Services	866	927	(61)	(6.6)
Total revenue	929	981	(52)	(5.3)

Cost of revenue:
Products	36	29	7	24.1
Services	323	377	(54)	(14.3)
Total cost of revenue	359	406	(47)	(11.6)

Gross margin	570	575	(5)	(.9)

Research and development expenses	131	154	(23)	(14.9)
Selling, general and administration expenses	597	599	(2)	(.3)
Gain on change in fair value of Earn-Out Payments	-	(10)	10	(100.0)

Operating loss	(158)	(168)	10	(6.0)

Interest expense	26	13	13	100.0
Other income, net	-	(7)	7	(100.0)

Net loss	$(184)	$(174)	$(10)	5.7%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended August 31, 2016 and August 31, 2015:

	Items as a percentage of revenue
	August 31,	August 31,
	2016	2015
Revenue:
Products	6.8%	5.5%
Services	93.2	94.5
Total revenue	100.0	100.0

Cost of revenue:
Products	3.9	3.0
Services	34.8	38.4
Total cost of revenue	38.6	41.4

Gross margin	61.4	58.6

Research and development expenses	14.1	15.7
Selling, general and administrative expenses	64.3	61.1
Gain on change in fair value of Earn-Out Payments	-	(1.0)

Operating loss	(17.1)	(17.1)

Interest expense	2.8	1.3
Other income, net	-	(0.7)

Net loss	(19.8)%	(17.7)%

Revenue

Total revenue for the three month periods ended August 31, 2016 and 2015 was approximately $929,000 and $981,000, respectively. The following table summarizes total revenue by product line for the three month periods ended August 31, 2016 and August 31, 2015 (in thousands, except percentages):

	August 31,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$662	$741	$(79)	(10.7)%
Connector	64	59	5	8.5
CADRA	183	115	68	59.1
Other	20	66	(46)	(69.7)
Total	$929	$981	$(52)	(5.3)%

Product Revenue

Product revenue for the three months ended August 31, 2016 was approximately $63,000, as compared to approximately $54,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended August 31, 2016 and 2015 (in thousands, except percentages):

	August 31,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$20	$34	$(14)	(41.2)%
CADRA	43	11	32	290.9
Other	-	9	(9)	(100.0)
Total	$63	$54	$9	16.7%

The product revenue in the current quarter was typical for activity levels for the first quarter of fiscal years 2015 and 2016. Generally, the summer months are not conducive to purchasing activity.

Service Revenue

Our service revenue is composed of both annual software maintenance contracts for previously licensed technology for both of our product lines and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended August 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$642	$707	$(65)	(9.2)%
Connector	64	59	5	8.5
CADRA	140	104	36	34.6
Other	20	57	(37)	(64.9)
Total	$866	$927	$(61)	(6.6)%

Maintenance and subscription revenue was approximately $682,000 for the three months ended August 31, 2016, as compared to $647,000 for the same period in the prior fiscal year, an increase of about 5.4%. For the three months ended August 31, 2016, ProductCenter maintenance revenue and Connector subscription revenue were essentially unchanged from the same period in fiscal 2016.

The CADRA maintenance revenue was approximately $140,000 for the three month period ended August 31, 2016, an increase of 38.6% compared to the prior fiscal year. In the current quarter we received a CADRA maintenance order from our largest European customer that had been delayed for several months. This allowed us to record maintenance revenue of about $42,000 for services that had been provided in previous quarters.

Consulting revenue included in the above summary totaled approximately $184,000 for the three months ended August 31, 2016, a decrease of 34.3% compared to the prior fiscal year. During the first quarter of fiscal 2016 we started a large consulting project at AgustaWestland, a European CADRA customer, that was essentially completed in the fourth quarter of fiscal 2016. We anticipate additional consulting services from this customer but not until the second half of our fiscal year.  In addition, our ProductCenter consulting revenue declined by 28.8% as compared to the same period in fiscal 2016. This change was due to a peak of consulting activity in Q4 fiscal 2015 that carried over to the first quarter of fiscal 2016. We consistently generate between $120,000 and $200,000 per quarter in consulting projects from the ProductCenter customer base. The current quarter activity levels were within that expected range.

Gross Margin

Gross margin as a percentage of revenue was 61.4% for the three month period ended August 31, 2016 as compared to 58.6% in the same period in the prior fiscal year. Our non-cash amortization of software costs decreased in the current fiscal year which accounted for a portion of the margin improvement. In addition, our cost of services provided declined due to the completion of the aforementioned AgustaWestland contract in the fourth quarter of fiscal year 2016.

Research and Development Expenses

Research and development expenses were approximately $131,000 for the three month period ended August 31, 2016 as compared to approximately $154,000 in the comparable period in fiscal 2016, a decrease of $23,000. The capitalized software development costs were $84,000 in the three month period ended August 31, 2016 as compared to $118,000 for the same period in the prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $597,000 for the three month period ended August 31, 2016 as compared to approximately $599,000 for the comparable period in fiscal year 2015, essentially unchanged.

Gain on sale of product line

During the three month period ended August 31, 2015, the fair value of the Earn-Out Payments increased by approximately $10,000 based on an independent valuation. For the three month period ended August 31, 2016 there was no change in the fair value of Earn-Out Payments. The final payment which is due on or about April 1, 2017 is based on the actual CADRA revenue for the nine month period ended October 31, 2016. Based on the royalty reports received from Mentor for the six months ended July 31, 2016, the Company believes the balance sheet amount of $130,000 represents fair value.

Interest Expense

Interest expense for the three month period ended August 31, 2016 was approximately $26,000, as compared to approximately $13,000 for the comparable period in the prior fiscal year. The Company increased its borrowings during the first quarter of fiscal 2016 to meet its working capital needs.

Net Loss

The net loss for the three month period ended August 31, 2016 was approximately ($184,000) or ($0.20) per share as compared to approximately ($174,000) or ($0.19) per share for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended August 31, 2016 the net cash used in operating activities totaled approximately $338,000 as compared to approximately $385,000 in the comparable prior period. The net loss for the quarter adjusted for non-cash expenditures used approximately $172,000 as compared to approximately $134,000 in the comparable prior period. The net change in current assets and liabilities used $166,000 during the current quarter composed primarily of a reduction in the deferred maintenance liability, an increase in accounts receivable and an increase in accounts payable. The decline in the deferred maintenance liability is cyclical with the majority of the annual maintenance contracts being billed in the third and fourth quarters of the fiscal year. The ProductCenter maintenance contracts renewal rates have been stable.

Net cash used in investing activities for the three months ended August 31, 2016 was approximately $84,000 compared to approximately $137,000 composed of capitalized software development costs related to new products.

Net cash provided by financing activities totaled approximately $342,000 composed primarily of an increase of $350,000 in the short term borrowing arrangement with EssigPR, Inc., a Puerto Rico corporation (“EssigPR Note”) and Joe Daly, its owner.

Capital Resource Activity with Essig

EssigPR Note. On June 20, 2014, the Company entered into a three (3) year promissory note agreement (the “Note”) with EssigPR, Inc. (“EssigPR”), a Puerto Rico corporation and a related party of the Company, as the lender. The EssigPR Note is a $750,000 term loan maturing on April 1, 2017, that accrues interest at a 9.5% interest rate, paid quarterly in arrears. The principal on the EssigPR Note was to be repaid from the Holdback Payment and Earn-Out Payments in connection with Mentor’s purchase of the CADRA product line from SofTech pursuant to the Asset Purchase Agreement.

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

On August 30, 2016, the Short term Note was amended to increase the borrowings by $100,000.

The Asset Purchase Agreement to sell the ProductCenter and Connector technologies anticipates a repayment of these obligations to EssigPR as part of the transaction.

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

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016.  EssigPR is an affiliate of SofTech Group Incorporated, the purchaser of our PLM Business, and each is owned by Joseph P. Daly, a related party of the Company.

BlueVine Capital, Inc.

In September 2015, the Company obtained a credit line of up to $80,000 from BlueVine Capital, Inc. (“BlueVine”). This facility allows for short term advances of up to 85% of the face value of customer invoices that meet certain parameters specified and approved by BlueVine. As of August 31, 2016 there were no outstanding borrowings under this debt facility.

Capital Requirements for Business

As detailed above, under the caption “Overview – Developing HomeView™ Technology”, the Company has made a significant investment since fiscal year 2015 in the development of a new technology addressing the residential property market. We launched the solution in January 2016 and made it available for downloads on iTunes. The Company expects that additional capital will be required to fund this launch effectively.

As detailed in the proxy materials sent to the SofTech shareholders, the signing of the Asset Purchase Agreement with Essig on August 24, 2016 to sell the ProductCenter and Connector technologies would provide the necessary capital to both meet the Company’s working capital needs and to continue to develop the HomeView technology and to pursue the market opportunity.

The Company had a cash balance of approximately $90,000 as of August 31, 2016. Management believes that with its available cash and the cash generated from the sale of the ProductCenter and Connector technologies, it will have sufficient cash to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

Capital Requirements for Redeemable Common Stock

Following the closing of the sale of the PLM Business, certain shareholders of the Company have a contractual right to require the Company to repurchase from them up to an aggregate of 70,000 shares of common stock, at an aggregate repurchase price of $490,000, or $7.00 per share, upon the exercise by such shareholders of such put right. Mr. Robert Anthonyson, an executive officer and director of the Company, holds 30,000 of those shares. Such put rights will be exercisable in the second quarter of fiscal years 2017 (with respect to 60,000 of such shares) and 2018 (with respect to 10,000 of such shares). If such put rights are exercised, we will be required to use a portion of our cash on hand, including net proceeds from the sale of the PLM Business, to satisfy our repurchase obligations.

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

As of the end of the period covered by this report (August 31, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Risks Related to SofTech Following the Sale of the PLM Business

Over the last two fiscal years, the PLM Business we propose to sell to Essig has been responsible for the majority of our revenue and has reduced our losses incurred in the development of HomeView and the operations of SofTech Srl.

The PLM Business was responsible for a majority of our consolidated revenue in fiscal 2016. This has been the case since we sold the CADRA Business in October 2013. We will retain SofTech Srl, our subsidiary in Italy that is a value added reseller of CAD and PLM technologies and services. However, that entity has incurred operating losses for three consecutive fiscal years. HomeView, our newly released data management solution for the residential property market, is a pre-revenue technology. HomeView and other new product ideas that the management team has interest in pursuing as described in the patent filings over the last few years are speculative in that the products are still in development and the management team may not have the depth of experience required to be successful in those new markets. If we are unable to generate revenue from our remaining businesses or from other sources following the closing of the sale of the PLM Business (the “Asset Sale”), our financial condition will be materially adversely affected and ultimately we may be unable to maintain our operations.

We have discretion in the use of the net proceeds from the Asset Sale and may not use them effectively.

If the Asset Sale is consummated, the cash purchase price for the PLM Business will be paid directly to the Company. Our management will have discretion in the application of the net proceeds from the Asset Sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value. We currently intend to utilize the net proceeds from the sale of the PLM Business to launch the HomeView product and for other working capital purposes. The Company’s Board of Directors will also continue to evaluate other activities aimed at enhancing shareholder value, including potentially share buybacks, dividends, merger, acquisitions and/or other targeted investments.

Additionally, following the closing of the Asset Sale, certain shareholders of the Company have a contractual right to require the Company to repurchase from them up to an aggregate of 70,000 shares of common stock, at an aggregate repurchase price of $490,000, or $7.00 per share, upon the exercise by such shareholders of such put right. Mr. Robert Anthonyson, an executive officer and director of the Company, holds 30,000 of those shares. Such put rights will be exercisable in the second quarter of fiscal years 2017 (with respect to 60,000 of such shares) and 2018 (with respect to 10,000 of such shares). If such put rights are exercised, we may use a portion of the net proceeds to satisfy our repurchase obligations.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Asset Sale.

After the Asset Sale, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome and will represent an even greater percentage of our expenses post-closing as we will be a significantly smaller company following the sale of the PLM Business. We intend to evaluate the merits of remaining a public company after evaluating the market’s reaction to the transaction, the opportunities for HomeView, potential partnerships, merger and/or acquisition opportunities and other pertinent factors.

Our HomeView business is somewhat dependent on certain employees who we expect will be hired by Essig in connection with the Asset Sale.

Certain employees of our PLM Business who we expect will be hired by Essig in connection with the Asset Sale have provided their expertise to the development and launch of HomeView. Essig has agreed to make those employees available to us on a part-time basis for a 12-month transition period following the closing of the Asset Sale at agreed-upon rates. These functions provided by these employees include quality assurance testing of the code, customer support and marketing.

There can be no assurance that this arrangement will be satisfactory in that it is possible that employees’ loyalty gets directed primarily or exclusively to their employer or those employees either do not accept employment with Essig or leave the employ of Essig following the closing of the Asset Sale.

Risks Related to the Asset Purchase Agreement

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business and/or our relationships with customers, partners, suppliers and employees. In addition, pending the completion of the Asset Sale, our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the Asset Sale.

In the event that the Asset Sale is not completed, the announcement of the termination of the Asset Purchase Agreement may also adversely affect the trading price of our common stock, our business or our relationships with customers, partners, suppliers and employees.

The Buyer is not assuming any of the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Buyer is not assuming all of the liabilities associated with the PLM Business. Certain liabilities will remain with SofTech post-closing. For example, Buyer is only assuming customer support obligations and obligations for performance under the certain assigned contracts that arise after the closing, and is not assuming liability for any obligation or breach by SofTech occurring or arising prior to the closing. While the Company believes that it has adequately accrued for these liabilities or is adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

The Asset Purchase Agreement may expose us to contingent liabilities.

We have agreed to indemnify the Buyer for certain breaches of representations, warranties or covenants made by us in the Asset Purchase Agreement. Significant indemnification claims by the Buyer could materially and adversely affect our business, financial condition and results of operations.

Under the Asset Purchase Agreement, we may potentially earn up to two contingent payments, but there can be no guarantee we will earn such payments.

Under the Asset Purchase Agreement, the Company will earn two additional contingent payments if the revenue of the PLM Business in the first 12-month period following the closing of the Asset Sale equals at least $3.2 million and if the revenue in the second 12-month period following the closing of the Asset Sale equals at least $3.75 million. In each period the additional payment would equal $75,000 plus 12.5% of the amount in excess of the minimum revenue threshold for each period plus $75,000. For example, if the revenue of the PLM Business for the first 12-month period is $3.5 million, the contingent payment due would be $103,125 calculated as $75,000 plus 12.5% times $3.5 million less $3.275 million. There can be no assurance that the revenue generated by the PLM Business will at least equal the minimum revenue threshold in each period or that we would earn any of the contingent payments.

Risks Related to Our Business

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

We sell and deliver software and services, and maintain support operations in multiple countries whose laws and practices differ from one another. For the fiscal years ended May 31, 2016 and 2015, North America accounted for approximately 79% and 81%, Europe for approximately 22% and 19% and Asia for approximately zero percent of our revenue. Managing these geographically dispersed operations requires significant attention and resources to ensure compliance with laws. Accordingly, while we maintain a compliance program, we cannot guarantee that an employee, agent or business partner will not act in violation of our policies or U.S. or other applicable laws. Such violations can lead to civil and/or criminal prosecutions, substantial fines and the revocation of our rights to continue certain operations and also cause business and reputation loss.

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

CADRA royalty payments were recorded at the transaction date based on fair value of the expected royalty payments as described in the financial statements. As of August 31, 2016, the Company estimated the fair value of the one remaining future payment at $130,000 which is subject to adjustment each fiscal quarter based on an independent third party valuation. There can be no assurance that the Company will receive all of the royalty payments it has recorded on its balance sheet as of August 31, 2016. If the actual CADRA revenue results are lower than the forecasted results the Company may have to adjust the royalty asset through a charge to earnings.

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

SOFTECH, INC.

Date: October 17, 2016	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1

Asset Purchase Agreement, dated as of August 30, 2013, between Mentor Graphics Corporation and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on September 6, 2013).

2.2	Earn-Out Agreement, dated August 30, 2013, between Mentor Graphics Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed on September 6, 2013).
2.3	Asset Purchase Agreement, dated August 24, 2016, between Softech Group Incorporated and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on August 29, 2016).
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

10.24

Amendment No. 7 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated August 12, 2016 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on August 29, 2016).

10.25	Amendment No. 8 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated August 30, 2016, filed herewith.
10.26

Form of Securities Purchase Agreement by and between SofTech, Inc. and certain purchasers, dated September 18, 2014, September 22, 2014 and October 9, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on January 14, 2015).

10.27

Form of Securities Purchase Agreement by and between SofTech, Inc. and Robert Anthonyson, dated September 21, 2015 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on October 15, 2015).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement filed on Form S-1 on June 9, 2011).
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document