Form 10-Q
period 2016-11-30
SOFTECH INC
filed 2017-01-17
CIK 354260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

The number of shares outstanding of registrant’s common stock at January 10, 2017 was 753,724 shares.

SOFTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	November 30,
	2016 (Unaudited)	May 31, 2016
ASSETS

Cash and cash equivalents	$345	$175
Accounts receivable (less allowance for uncollectible accounts of $18 as of November 30, 2016 and May 31, 2016)	368	477
Earn-out payments from CADRA sale	125	130
Prepaid expenses and other assets	196	207

Total current assets	1,034	989

Property and equipment, net	53	71
Goodwill	-	948
Capitalized software development costs, net	1,041	825
Capitalized patent costs	120	113
Related party note receivable	134	134
Other assets	198	35

TOTAL ASSETS	$2,580	$3,115

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$315	$178
Accrued expenses	571	323
Deferred maintenance and subscription revenue	127	1,531
Capital leases, current portion	24	24
Current portion of long-term debt, related party	-	900

Total current liabilities	1,037	2,956

Capital lease, net of current portion	27	39

Total liabilities	1,064	2,995

Commitments and contingencies

Redeemable common stock, $0.10 par value, 30,000 and 180,000 shares issued and outstanding at November 30, 2016 and May 31, 2016, respectively.	210	1,260

Shareholders’ equity (deficit):
Common stock, $0.10 par value 20,000,000 shares authorized, 723,724 issued and outstanding at November 30, 2016 and May 31, 2016, respectively.	73	73
Capital in excess of par value	27,140	27,138
Accumulated deficit	(25,680)	(28,073)
Accumulated other comprehensive loss	(227)	(278)
Total shareholders’ equity (deficit)	1,306	(1,140)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,580	$3,115

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30, 2016	November 30, 2015

Revenue:
Products	$31	$354
Services	606	950
Total revenue	637	1,304

Cost of revenue:
Products	21	17
Services	214	426
Total cost of revenue	235	443

Gross margin	402	861

Research and development expenses	74	137
Selling, general and administrative expenses	540	634
Gain on sale of PLM product line	(2,809)	-
Change in fair value of earn-out payments	5	61

Operating income	2,592	29

Interest expense	16	28
Other expense	-	23

Net income (loss)	$2,576	$(22)

Basic and diluted net income (loss) per share:	$3.10	$(0.02)

Weighted average common and redeemable shares outstanding-basic and diluted	830,736	899,109

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2016	2015

Revenue:
Products	$94	$408
Services	1,472	1,877
Total revenue	1,566	2,285

Cost of revenue:
Products	57	46
Services	537	803
Total cost of revenue	594	849

Gross margin	972	1,436

Research and development expenses	205	291
Selling, general and administrative expenses	1,136	1,233
Gain on sale of PLM product line	(2,809)	-
Change in fair value of earn-out payments	5	51

Operating income (loss)	2,435	(139)

Interest expense	42	41
Other expense	-	16

Net income (loss)	$2,393	$(196)

Basic and diluted net income (loss) per share:	$2.76	$(0.22)

Weighted average common and redeemable shares outstanding-basic and diluted	868,235	896,402

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Three Months Ended
	November 30,	November 30,
	2016	2015

Net income (loss)	$2,576	$(22)

Other comprehensive income:
Foreign currency translation adjustment	56	49

Comprehensive income	$2,632	$27

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	(in thousands, except for share and per share data)
	For the Six Months Ended
	November 30,	November 30,
	2016	2015

Net income (loss)	$2,393	$(196)

Other comprehensive income:
Foreign currency translation adjustment	51	55

Comprehensive income (loss)	$2,444	$(141)

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	For the Six Months Ended
	November 30,	November 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,393	$(196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	17	49
Stock-based compensation	3	58
Gain on sale of PLM product line	(2,809)	-
Non-cash loss on foreign currency transactions	-	16
Change in fair value of earn-out payments	5	51
Change in current assets and liabilities:
Accounts receivable	13	(382)
Prepaid expenses and other assets	(11)	109
Accounts payable and accrued expenses	153	224
Deferred maintenance and subscription revenue	(399)	(443)
Net cash used in operating activities	(635)	(514)

Cash flows from investing activities:
Proceeds from the sale of PLM product line, net of direct cash expenses	2,932	-
Capital expenditures	-	(17)
Capitalized software development costs	(216)	(231)
Capitalized patent costs	(7)	(5)
Net cash provided by (used in) investing activities	2,709	(253)

Cash flows from financing activities:
Repurchase of redeemable common stock	(1,003)	-
Borrowings under debt agreements	350	555
Repayments under debt agreements	(1,250)	(75)
Proceeds from issuance of common stock	-	50
Repayments under capital lease	(12)	(7)
Net cash (used in) provided by financing activities	(1,915)	523

Effect of exchange rates on cash	11	38
Increase (decrease) in cash and cash equivalents	170	(206)
Cash and cash equivalents, beginning of period	175	310
Cash and cash equivalents, end of period	$345	$104

Supplemental disclosures of cash flow information:
Interest paid	$42	$26
Income taxes paid	$2	$2

Noncash investing and financing activities:
Accretion of redeemable common stock	$-	$29
Property and equipment sold, net	$3	$-
Goodwill and capitalized software expensed, net	$949	$-

See accompanying notes to unaudited consolidated financial statements

SOFTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

SofTech, Inc. (the “Company”) was formed in Massachusetts on June 10, 1969. Until the sale of the ProductCenter and Connector product lines on October 14, 2016 as described hereunder, the Company was primarily engaged in the development, marketing, distribution and support of computer software solutions that serve the Product Lifecycle Management (“PLM”) industry. Subsequent to the sale of the ProductCenter and Connector product lines, the Company continues to distribute PLM technologies through its wholly-owned subsidiary in Europe. The Company’s operations are organized geographically with offices in the U.S. and in Italy.

In addition to the products offered to the PLM industry, in 2012, the Company filed a patent application describing an information management system for the residential property market. The Company established a wholly-owned subsidiary, HomeView, Inc. on April 7, 2015 in Massachusetts. HomeView™, a technology being developed by HomeView, Inc., is a secure, intelligent home asset management and maintenance system. HomeView allows homeowners to create a virtual home manual that logs, manages and tracks things in the home and attributes of the home. Home ownership is made easier by managing user manuals, warranty periods, service records, maintenance reminders and other projects with HomeView. We offer this technology as a hosted solution wherein the software resides on 3rd party cloud servers.

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

For the first half of fiscal 2017 the net cash used in operating activities was $(635,000) as compared to $(514,000) for the first half of fiscal 2016. The Company generated net income of approximately $2.4 million during the first half of fiscal 2017, however, approximately $2.8 million of the income was related to the sale of the PLM business as described hereunder.

The Company is currently engaged in capital raising activities to enable the more rapid development and marketing of the HomeView technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. With the completion of the PLM Sale and the use of the proceeds to meet the Company’s near term working capital requirements and continue to pursue the HomeView market opportunity, the only revenue producing business subsequent to the PLM transaction is the Company’s Italian entity, SofTech Srl. As detailed in our Annual Report on Form 10-K that entity has shown continuous improvement in its performance over the last two fiscal years but has only been marginally profitable in fiscal 2017. The HomeView technology which addresses a significant and growing market not yet crowded with competitors is still in its development phase and is not expected to generate revenue in the next twelve months. Therefore, the Company will need to raise additional capital to continue to develop the HomeView technology over the course of the next year and/or partner with existing entities that are already serving elements of this market. There can be no assurance, however, that the Company will be able to raise additional capital or enter into beneficial partnership agreements with existing participants.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has developed an operating plan designed to control operating costs, establish partnership arrangements, monetize its remaining assets and raise additional capital in an effort to continue to fund operations and working capital requirements. The Company's ability to continue as a going concern is dependent upon it executing in accordance with management's plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLM Sale

On August 24, 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which we agreed to sell our ProductCenter and Connector product lines to Essig Research, Inc. (“Essig”) for a total of $3.25 million plus contingent payments based on revenue targets for the two twelve-month periods immediately following the transaction date (the “PLM Sale”). The transaction was completed on October 14, 2016. Essig is an affiliate of EssigPR, Inc., which is owned by Joseph P. Daly, a related party of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock immediately prior to the completion of the PLM Sale. The assets acquired by Essig included the properties and assets used exclusively in the PLM operations which are composed of the ProductCenter and Connector product lines. Essig assumed the contractual liabilities associated with maintenance and subscription support services which totaled approximately $1 million on the transaction date. Specifically excluded from the sale and retained by SofTech were cash, billed accounts receivable and all remaining assets and liabilities not specifically identified, including the operations of SofTech, Srl and HomeView.

A special meeting of the Company’s shareholders (the “Special Meeting”) was held on October 5, 2016 to consider and vote on the proposal to approve the sale of substantially all of the assets used in its ProductCenter and Connector technologies. At the Special Meeting shareholders owning 79.7% of the outstanding shares voted in favor of the PLM Sale.

The Company entered into a distribution agreement with Essig to continue to market and support the ProductCenter technology in Europe through SofTech, Srl. The Company will continue to market and support the Connector technology through an existing Partnership Agreement with Aras Corporation, a technology company operating in the PLM market. Due to the significant continued involvement in the sale and support of the ProductCenter and Connector technologies subsequent to the sale, the transaction does not qualify for presentation as a discontinued operation.

CADRA SALE

On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale is up to $3.95 million. Through November 30, 2016 the Company has received a total of approximately $3.7 million from Mentor. A final contingent payment of $125,000 is due on or before April 1, 2017 based on the revenue generated by the CADRA technology for the nine month period ended October 31, 2016.

In conjunction with completing the CADRA Sale, the Company entered into a one-year, exclusive Distributorship Agreement with Mentor allowing us to market and support the CADRA technology as a reseller throughout Europe (except Germany) at a thirty percent (30%) gross margin. In March 2016 that arrangement was extended through March 24, 2017 on a non-exclusive basis. Under the new arrangement, gross margin on software remained at 30% and the gross margin on support contracts was increased to 35%.

B. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements pertain to revenue recognition, the allowance for doubtful accounts receivable, the fair value estimate of the Earn-Out Payments due from Mentor related to the sale of the CADRA business, the fair value of the contingent payments due from Essig related to the PLM Sale and the valuation of long term assets including goodwill, capitalized patent costs, capitalized software development costs, the note receivable and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash at certain financial institutions in amounts that at times, exceed Federal Deposit Insurance Corporation limits. Cash held in foreign bank accounts at November 30, 2016 totaled approximately $51,000. The Company does not believe it is exposed to significant credit risk related to cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon management's assessment of the collectability of accounts receivable, which considers historical write-off experience and any specific risks identified in customer collection matters. Bad debts are written off against the allowance when identified. The Company’s allowance for uncollectible accounts was approximately $18,000 at November 30, 2016 and May 31, 2016.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives:

Computer software and equipment	2-5 years
Office furniture	5-10 years
Leasehold improvements	Lesser of the life of the lease or the estimated lease term

Property and equipment was composed of the following (000’s):

	November 30, 2016	May 31, 2016
Computer Software	$201	$506
Equipment	332	502
Office Furniture	117	116
Leasehold Improvements	31	31
	681	1,155
Less Accumulated Depreciation	(628)	(1,084)

	$53	$71

Depreciation expense, including amortization of assets under capital lease, was approximately $6,000 and $14,000 for the three and six month periods ended November 30, 2016, respectively, as compared to $11,000 and $21,000 for the comparable periods in the prior fiscal year.

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

During the three and six months ended November 30, 2016, the Company capitalized software development costs of $133,000 and $217,000, respectively. During the three and six months ended November 30, 2015, the Company capitalized approximately $113,000 and $231,000 of its software development costs, respectively. Amortization expense related to capitalized software development costs for the three and six months ended November 30, 2016 was approximately $1,000 and $3,000, respectively, as compared to approximately $12,000 and $28,000 for the comparable periods in the prior fiscal year.

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

CAPITALIZED PATENT COSTS

Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is finally rejected. Patent costs are amortized over their estimated economic lives under the straight-line method, and are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the associated patent. Capitalized patent costs totaled approximately $ - and $7,000, respectively, for the three and six month periods ended November 30, 2016 as compared to approximately $3,000 and $5,000 for the corresponding periods in the prior fiscal year.

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

The goodwill of $948,000 was expensed in connection with the PLM Sale that was completed on October 14, 2016.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of all intangible and other long-lived assets. If indicators of impairment exist, the Company compares the undiscounted cash flows estimated to be generated by those assets over their estimated economic life to the related carrying value of those assets to determine if the assets are impaired. If the carrying value of the asset is greater than the estimated undiscounted cash flows, the carrying value of the assets would be decreased to their fair value through a charge to operations. As of November 30, 2016, the Company does not have any long-lived assets it considers to be impaired.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, Earn-Out Payments, related party notes receivable, accounts payable, accrued expenses, deferred maintenance and subscription revenue, long-term debt and capital lease obligations. The Company’s estimate of the fair value of these financial instruments approximates their carrying amounts at November 30, 2016.

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

The assets maintained by the Company that are required to be measured at fair value on a recurring basis are the Earn-Out Payments associated with the Company’s sale of the CADRA product line and Contingent Payments, as defined hereunder, related to the PLM Sale. The final Earn-Out Payment totals approximately $125,000 and is due from Mentor on or before April 1, 2017.

The Company is due contingent payments (“Contingent Payments”) based on the revenue generated by the PLM product lines for the two twelve month periods immediately following the completion of the transaction without regard to purchase accounting adjustments required under Generally Accepted Accounting Procedures. The Contingent Payments will only be due if the revenue in the first twelve month period exceeds $3.2 million or if the revenue for the second twelve month period exceeds $3.75 million. If the revenue thresholds are met or exceeded in either period, the Company will earn Contingent Payments of $75,000 plus 12.5% of the amount in excess of the revenue threshold plus $75,000. In that the revenue in each period cannot be reasonably estimated to exceed those minimal thresholds, the Company concluded that the likelihood of meeting the revenue targets is remote. Therefore the fair value of the Contingent Payments is zero. If the actual revenue for the PLM product lines exceed the minimal threshold and Contingent Payments are earned, the Company will record such amounts due when the amounts are known.

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of November 30, 2016:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out and Contingent Payments	$125	$-	$-	$125
Total assets at fair value	$125	$-	$-	$125

The following table summarizes the valuation of the Company's assets and liabilities measured at fair value on a recurring basis as of May 31, 2016:

	(in thousands)
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Earn-Out Payments	$130	$-	$-	$130
Total assets at fair value	$130	$-	$-	$130

The table below provides a summary of the changes in fair value of the Level 3 classified Holdback Payment and Earn-Out Payments asset for the period from May 31, 2014 through November 30, 2016:

(in thousands)
Fair value at May 31, 2014	$895
Payments received	(604)
Change in fair value	85
Fair value at May 31, 2015	376
Change in fair value	(46)
Payments received	(200)
Fair value at May 31, 2016	130
Change in fair value	(5)
Payments received	-
Fair value at November 30, 2016	$125

The Company has estimated the fair value of the Earn-Out Payments using a discounted cash flow approach. This valuation is based upon several factors including; i) management’s estimate of the amount and timing of future CADRA revenues, ii) the timing of receipt of payments from Mentor, and iii) a discount rate of 7%. The estimated fair value at November 30, 2016 is based on the actual amount due from Mentor on or before April 1, 2017.

A change in any of these unobservable inputs can significantly change the fair value of the asset. The change in fair value of the Earn-Out Payments recognized in the Consolidated Statements of Operations for the three and six month periods ended November 30, 2016 and 2015 was approximately $(5,000) and $(5,000), and $(61,000) and $(51,000), respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s foreign operations (primarily Italy) is the Euro. As a result, assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average exchange rates. Adjustments resulting from translation of such financial statements are classified in accumulated other comprehensive income (loss). There were no foreign currency gains (losses) arising from transactions that were included in operations (Other expense, net in the Consolidated Statement of Operations) in three and six month periods ended November 30, 2016. In the three and six month periods ended November 30, 2015 we recorded foreign currency losses of $23,000 and $16,000, respectively.

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

NET INCOME (LOSS) PER COMMON SHARE

For the three and six month periods ended November 30, 2016, dilutive stock options added 638 and 1,123 additional common shares, respectively, to the basic weighted average shares outstanding calculation. For the three and six month periods ended November 30, 2015, 1,619 and 619, respectively, common shares related to stock options were anti-dilutive and were excluded from the basic and diluted earnings per share calculation.

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

In May 2011, the 2011 Equity Incentive Plan (the “2011 Plan”) was approved by the Company’s shareholders, pursuant to which 150,000 shares of our common shares are reserved for issuance. Any shares subject to any award under the 2011 Plan that expires, is terminated unexercised or is forfeited will be available for awards under the 2011 Plan. The Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture under the 2011 Plan. As of November 30, 2016, 147,000 options were outstanding.

The following table summarizes option activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value

Outstanding options at May 31, 2015	147,000	1.77	8.54	2,625
Granted	2,500	1.00	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding options at May 31, 2016	149,500	1.75	7.56	4,325
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2,500)	-	-	-

Outstanding options at November 30, 2016	147,000	$1.75	7.56	$4,325

Exercisable at November 30, 2016	146,944	$1.75	7.56	$4,325

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

Expected life 5.00 years

Assumed annual dividend growth rate 0%

Expected volatility 133%

Risk free interest rate 1.63%

For the three and six month periods ended November 30, 2016 the Company expensed approximately $2,000 and $3,000, respectively, of stock-based compensation as compared to $28,000 and $58,000 for the same periods in the prior fiscal year. Unamortized stock based compensation as of November 30, 2016 was approximately $3,000.

The 2011 Plan allows employees with stock options up to ninety days to exercise their options following their separation from the Company. For those employees that were offered employment by Essig in connection with the PLM Sale, we allowed them to continue to hold their stock options (all were fully vested at the transaction date) through the expiration date as if their employment with the Company had not ended conditioned on their acceptance of the employment offer and to the extent their employment continued. This change was made to encourage continued cooperation from that group in the development and launch of the HomeView technology subsequent to the completion of the transaction. As part of the transaction, the Company and Essig entered into an arrangement whereby employee resources shall be made available for at least a two year period following the completion of the transaction. In that these former employees will continue to provide services as needed for the ongoing benefit of the Company, the waiving of the ninety day exercise was deemed immaterial.

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

During the fiscal quarter ended August 31, 2014, in a transaction structured in a similar fashion to the above described Agreement, the Company issued 110,000 shares of the Common Stock at a purchase price of $5.00 per share to Joseph P. Daly, an accredited investor and existing Company shareholder, in a private placement transaction for total proceeds of $550,000. This transaction was completed pursuant to a securities purchase agreement whereby Mr. Daly shall have the right to require the Company to repurchase some or all of the shares at $7.00 per share during the ninety (90) day period immediately following the three-year anniversary of the transaction. Upon completion of the transaction, the 110,000 shares of Common Stock issued pursuant to the security purchase agreement were recorded as redeemable common stock at its redemption value of $770,000 and accretion of $220,000 was recorded to additional paid in capital. In the event whereby the Company is unable to honor the agreement to repurchase the shares, in whole or in-part, the unpaid portion would revert into a loan obligation secured by all of the Company’s assets and bearing an annual interest rate of 20%. These 110,000 shares were repurchased by the Company on October 14, 2016 in connection with the PLM Sale at a discounted price of $722,700 or $6.57 per share.

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

During the quarter ended November 30, 2016, the New Investors exercised their repurchase rights. Three of the New Investors submitted their 40,000 shares they owned and the Company repurchased them for the agreed upon price of $280,000. The fourth New Investor agreed to submit his 20,000 shares for repurchase on April 1, 2017 in exchange for an additional payment of $10,000.

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

As of November 30, 2016, the redeemable common stockholders of the Company have the right to redeem shares with an aggregate redemption value of $210,000 within twelve months of the balance sheet date.

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

	Three Month Periods Ended
Revenue:	November 30, 2016	November 30, 2015
North America	$369	$1,043
Europe	268	274
Asia	-	3
Eliminations	-	(16)
Consolidated Total	$637	$1,304

	Six Month Periods Ended
Revenue:	November 30, 2016	November 30, 2015
North America	$1,030	$1,818
Europe	540	482
Asia	-	6
Eliminations	-	(21)
Consolidated Total	$1,570	$2,285

Long Lived Assets:	As of November 30, 2016	As of May 31, 2016
North America	$1,544	$2,086
Europe	2	40
Consolidated Total	$1,546	$2,126

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

On August 30, 2016, the Short Term Note was amended to increase the borrowings by $100,000.

The following summary details the changes in principal amount owed under each of the debt agreements with Essig (in thousands):

	Note	Short Term Note	Total
Balance at May 31, 2014	$-	$-	$-
Borrowings	750	300	1,050
Repayments	(604)	-	(604)
Balance at May 31, 2015	146	300	446
Borrowing	-	454	454
Repayments	-	-	-
Balance at May 31, 2016	146	754	900
Borrowing	-	350	350
Repayments	(146)	(1,104)	(1,250)
Balance at November 30, 2016	-	-	-

As detailed above, the total debt outstanding under the Note and the Short Term Note were fully satisfied upon completion of the PLM Sale on October 14, 2016 as described above.

SHORT TERM NOTE WITH RELATED PARTIES

Robert Anthonyson, an Officer, Director and beneficial owner of 19.9% of Company common shares as of November 30, 2016, loaned the Company $50,000 on July 29, 2015 which was repaid to Mr. Anthonyson in the second quarter of fiscal 2016. Joseph Mullaney, an Officer, Director and beneficial owner of 11.7% of Company common shares as of November 30, 2016, loaned the Company $19,300 on September 1, 2015 of which was repaid to Mr. Mullaney in the second quarter of fiscal year 2016. There was no interest charged on these short term advances.

E. NOTE RECEIVABLE, RELATED PARTY

Joseph Mullaney, the Company’s CEO, was extended a non-interest bearing note in the amount of $134,000 related to a stock transaction in May, 1998. The note is partially secured by the Company stock acquired in that transaction.

F. PLM SALE

On October 14, 2016, the Company sold substantially all of the assets of its ProductCenter and Connector technologies, including all intellectual property related to those technologies but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance and subscription liabilities associated with customer maintenance and subscription contracts for support services, to Essig. The Company recorded a gain on the PLM Sale of approximately $2.8 million. The gain was composed of the $3.25 million purchase price and the assumption by the buyer of approximately $1.0 million in support service obligations. This was partially offset by the assets sold in the transaction, the non-cash expenses related to goodwill that were written-off and transaction related expenses all of which in the aggregate totaled approximately $1.5 million. Intangible assets related to goodwill and capitalized software totaled approximately $949,000 of the $1.5 million. The proceeds from the PLM Sale were used to fully repay the outstanding debt under the Note and the Short Term Note of $1.25 million and to repurchase 110,000 common shares for approximately $722,700 that were subject to a put arrangement. Joseph Daly, Essig’s owner, is a related party.

The Company is due contingent payments based on the revenue generated by the PLM product lines for the two twelve month periods immediately following the completion of the transaction without regard to purchase accounting adjustments required under Generally Accepted Accounting Principles. The contingent payments will only be due if the revenue in the first twelve month period exceeds $3.2 million or if the revenue for the second twelve month period exceeds $3.75 million. If the revenue thresholds are met or exceeded in either period, the Company will earn a contingent payment of $75,000 plus 12.5% of the amount in excess of the revenue threshold plus $75,000. In that the revenue in each period cannot be reasonably estimated to exceed those minimal thresholds, the Company has determined that the fair value of the contingent payments due is zero. If the actual revenue for the PLM product lines exceeds the minimal threshold and contingent payments are earned, the Company will record such amounts due when the amounts are known.

The Company has agreed to indemnify Essig for losses incurred by them resulting from (a) any inaccuracy of any of the Company’s representations or warranties in the Asset Purchase Agreement or any breach or non-fulfillment by the Company of any covenants, agreements or other obligations contained in the Asset Purchase Agreement; (b) any liability of the PLM business not assumed by Essig in the transaction; or (c) the Company’s pre-closing operations of the PLM business. The Company is not obligated to indemnify Essig for any losses unless they exceed $75,000, and then only to the extent such losses exceed $75,000. Except with respect to Excluded Liabilities, for which the Company’s indemnification obligation is not capped, the Company’s maximum aggregate liability under the Asset Purchase Agreement is $3.25 million. The Company’s indemnification obligations under the Asset Purchase Agreement with respect to breaches of representations and warranties survive for two years from the closing date of October 14, 2016 except for tax-related representations and warranties that survive until the expiration of the applicable statute of limitations. An escrow account of $162,500 has been established as part of the transaction to cover indemnification claims. This escrow cash account is included on the Company’s balance sheet under Other Assets. The escrow cash account is payable to the Company on October 14, 2018 subject to any claims for indemnification by Essig.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our ability to:

•

successfully introduce and attain market acceptance of any new products and/or enhancements of existing products, especially our HomeView offering;

•

develop partnerships with key participants in the residential property market for our HomeView technology;

•

develop unique, innovative, feature-rich technology for homeowners that is not easily replicated by competitors;

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

Overview

Until the sale of the ProductCenter and Connector product lines on October 14, 2016, as described hereunder we operated in one reportable segment and are engaged in the development, marketing, distribution and support of computer software solutions that enable companies to manage the entire lifecycle of their products from conception through design and manufacture, to service and disposal, all of which is known in the industry as Product Lifecycle Management (“PLM”). These solutions include software technology offerings for Computer Aided Design (“CAD”), Product Data Management (“PDM”) and Collaboration technologies, all of which fit under the broadly defined PLM industry. Our operations are organized geographically in the U.S. and Europe. We have sales and customer support offices in the U.S. and Italy. For geographical information about our operating revenues and assets, see Note E to the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended May 31, 2016.

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

Since the Recapitalization Transaction, the Company has taken the following actions consistent with this strategy:

•

Sold the AMT product line, a division that developed and marketed CAD and CAM technology to the Tool & Dies industry, in May 2011 in exchange for cash;

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

•

Developed a new data management product for the residential property market called HomeView; and

•

Sold the ProductCenter and Connector technologies in October 2016 in exchange for cash and contingent payments based on achievement of specified revenue thresholds.

The most recent transaction to sell the ProductCenter and Connector technologies allowed the Company to be debt free for the first time in decades, provided working capital to meet its near term needs and the liquidity to increase marketing and development efforts related to the HomeView technology. The product line sales and patent sales generated taxable income that we believe will be sheltered substantially from both federal and state income taxes through utilization of the Company’s tax assets

The product line sales of the CADRA technology in October 2013 and the PLM technologies in October 2016 were the most significant transactions since the Recapitalization Transaction and are more fully described hereunder.

CADRA Sale. On October 18, 2013, the Company sold substantially all of the assets of its CADRA product line, including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with CADRA customer maintenance contracts for support services (the “CADRA Sale”), to Mentor Graphics Corporation (“Mentor”), pursuant to an Asset Purchase Agreement dated August 30, 2013 (the “Asset Purchase Agreement”). The aggregate consideration for the CADRA Sale was up to $3.95 million, comprised of (i) $2.88 million of which was paid on the closing date; (ii) $320,000 which was paid on the one year anniversary (the “Holdback Payment”) of the closing date; and (iii) up to an aggregate $750,000 over the three-year period subsequent to the closing date, based on 10% of the net revenue generated by the CADRA business during the three-year period immediately following the transaction, (the “Earn-Out Payments”) subject to the terms of the Earn-Out Agreement dated August 30, 2013 (the “Earn-Out Agreement”).

The Company recorded a gain on the sale of the CADRA product line of $649,000 in fiscal year 2014 which included non-cash expenses related to intangible assets of approximately $3.3 million. It also included an estimate of the market value of deferred contingent payments of $922,000 related to the Holdback Payment and the Earn-Out Payments. Through November 30, 2016 the Company collected $847,000 of deferred contingent payments from Mentor and is due an additional final payment of $125,000 on or before April 1, 2017 based on revenue generated by the CADRA product line for the period from February 1, 2016 to October 31, 2016. The Company could have earned a maximum of $1.070 million in deferred contingent payments ($320,000 related to the Holdback Payment and $750,000 in Earn-Out Payments). However, due to the significant decline in CADRA revenue over the last two years the Company will earn only $972,000 in deferred contingent payments.

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

PLM Sale. On October 14, 2016, the Company sold substantially all of the assets of its ProductCenter and Connector technologies including all intellectual property related to that technology but specifically excluding cash, billed accounts receivable and liabilities other than the deferred maintenance liability associated with customer maintenance contracts for support services (“PLM Business”) to Essig Research, Inc. (“Essig”) in exchange for aggregate consideration of $3.25 million plus contingent payments (“PLM Sale”). The Company’s indebtedness to Essig ($1.25 million as of October 14, 2016) was repaid in this transaction and the Company repurchased 110,000 shares of its common stock from Essig at approximately $6.57 per share, a discount to the put price of $7.00 per share.

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

The Company has determined that the two additional contingent payments have a fair value of zero as of November 30, 2016 because the PLM Revenue for those periods cannot be reasonably estimated to exceed the minimum threshold required to earn a contingent payment in either period. If the actual revenue for PLM product lines exceeds the minimal threshold and contingent payments are earned, the Company will record such amounts due when the amounts are known.

PLM Revenue is defined as U.S. GAAP except that no purchase accounting adjustments shall be applied. It shall include license, maintenance, subscription and consulting revenue. Essig will be required to report revenue within 30 days of the period end with payment due within 60 days of period end.

The proposed transaction was unanimously approved by the Company’s Board of Directors. At a special meeting of the Company’s shareholders held on October 5, 2016, the PLM Sale was approved by shareholders owning 79.7% of the outstanding shares.

The Company will continue to market and support the ProductCenter and Connector technologies through its wholly-owned subsidiary SofTech, Srl. Due to the significant continued involvement in the sale and support of the CADRA product line, the transaction did not qualify for presentation as discontinued operations.

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

Our significant accounting policies are described in Note B to the consolidated financial statements for the fiscal year ended May 31, 2016 included in our previously filed Form 10-K. There have been no changes to the policies for the three or six months ended November 30, 2016.

Results of Operations

As detailed above, the PLM Sale was completed on October 14, 2016, approximately half way through our second quarter of fiscal 2017. Because this transaction did not qualify for presentation as discontinued operations, the results of operations for the three and six month periods ended November 30, 2016 includes all revenue and expenses of the PLM Business through the transaction date. The results of operations for the three and six month periods ended November 30, 2015 includes all revenue and expenses of the PLM Business for those entire periods. As such, the required comparative information presented below is difficult to analyze.

The table below presents the comparative statements of operations for the three month periods ended November 30, 2016 and November 30, 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2016	November 30, 2015	Change in $	Change in %
Revenue:
Products	$31	$354	$(323)	(91.2)%
Services	606	950	(344)	(36.2)
Total revenue	637	1,304	(667)	(51.2)

Cost of revenue:
Products	21	17	4	23.5
Services	214	426	(212)	(49.8)
Total cost of revenue	235	443	(208)	(47.0)

Gross margin	402	861	(459)	(53.3)

Research and development expenses	74	137	(63)	(46.0)
Selling, general and administration expenses	540	634	(94)	(14.8)
Gain on sale of PLM product line	(2,809)	-	(2,809)	-
Change in fair value of earn-out payments	5	61	(56)	(91.8)

Operating income	2,592	29	2,563	8,837.9

Interest expense	16	28	(12)	(42.9)
Other expense	-	23	(23)	(100.0)

Net income (loss)	$2,576	$(22)	$2,598	(11,809.1)%

The table below presents the comparative statements of operations for the six month periods ended November 30, 2016 and November 30, 2015 along with the dollar and percentage change amounts for each revenue and expense item (expressed in thousands, except percentages):

	November 30, 2016	November 30, 2015	Change in $	Change in %
Revenue:
Products	$94	$408	$(314)	(77.0)%
Services	1,472	1,877	(405)	(21.6)
Total revenue	1,566	2,285	(719)	(31.5)

Cost of revenue:
Products	57	46	11	23.9
Services	537	803	(266)	(33.1)
Total cost of revenue	594	849	(255)	(30.0)

Gross margin	972	1,436	(464)	(32.3)

Research and development expenses	205	291	(86)	(29.6)
Selling, general and administration expenses	1,136	1,233	(97)	(7.9)
Gain on sale of PLM product line	(2,809)	-	(2,809)	-
Change in fair value of earn-out payments	5	51	(46)	(90.2)

Operating income (loss)	2,435	(139)	2,574	(1,851.8)

Interest expense	42	41	1	2.4
Other expense	-	16	(16)	(100.0)

Net income (loss)	$2,393	$(196)	$2,589	(1,320.9)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the three month periods ended November 30, 2016 and November 30, 2015:

	Items as a percentage of revenue
	November 30,	November 30,
	2016	2015
Revenue:
Products	4.9%	27.1%
Services	95.1	72.9
Total revenue	100.0	100.0

Cost of revenue:
Products	3.3	1.3
Services	33.6	32.7
Total cost of revenue	36.9	34.0

Gross margin	63.1	66.0

Research and development expenses	11.6	10.5
Selling, general and administrative expenses	84.8	48.6
Gain on sale of PLM product line	(441.0)	-
Change in fair value of earn-out payments	.8	4.7

Operating income (loss)	406.9	2.2

Interest expense	2.5	2.1
Other expense	-	1.8

Net income (loss)	404.4%	(1.7)%

The table below presents the relationship, expressed as a percentage, between income and expense items and total revenue, for the six month periods ended November 30, 2016 and November 30, 2015:

	Items as a percentage of revenue
	November 30,	November 30,
	2016	2015
Revenue:
Products	6.0%	17.9%
Services	94.0	82.1
Total revenue	100.0	100.0

Cost of revenue:
Products	3.6	2.0
Services	34.3	35.2
Total cost of revenue	37.9	37.2

Gross margin	62.1	62.8

Research and development expenses	13.1	12.7
Selling, general and administrative expenses	72.5	54.0
Gain on sale of PLM product line	(179.4)	-
Change in fair value of earn-out payments	.3	2.2

Operating income (loss)	155.5	(6.1)

Interest expense	2.7	1.8
Other expense	-	0.7

Net income (loss)	152.8%	(8.6)%

Revenue

The following table summarizes total revenue by product line for the three month periods ended November 30, 2016 and November 30, 2015 (in thousands, except percentages):

	November 30,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$401	$1,003	$(602)	(60.0)%
Connector	34	57	(23)	(40.4)
CADRA	97	121	(24)	(19.8)
Other third party products	105	123	(18)	(14.6)
Total	$637	$1,304	$(667)	(51.2)%

Overall, the revenue declines detailed above for the ProductCenter and Connector technologies are consistent with the fact that those product lines were sold half way through the second quarter of fiscal 2017. The CADRA revenue decline was due to a continued deterioration in activity for that product line due to its age which we anticipate will continue. The decline in third party revenue was due to a large contract with our largest European customer that was ultimately concluded in the current quarter. Service revenue generated from this project slowed over the two most recent quarters as the initial project concluded.

The following table summarizes total revenue by product line for the six month periods ended November 30, 2016 and November 30, 2015 (in thousands, except percentages):

	November 30,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$1,063	$1,744	$(681)	(39.0)%
Connector	98	116	(18)	(15.5)
CADRA	280	236	44	18.6
Other third party products	125	189	(64)	(33.9)
Total	$1,566	$2,285	$(719)	(31.5)%

The revenue declines detailed above for the six months ended November 30, 2016 as compared to the same period in the prior fiscal year for the ProductCenter, Connector and other third party products are for the same reasons cited for the quarter to quarter change above. The increase in CADRA revenue was due to a late maintenance renewal received in the first quarter of fiscal 2017 that allowed for the billing of maintenance services that had already been performed.

The product line revenue is further broken down by revenue type hereunder with explanations for changes in the three and six month periods ended November 30, 2016 as compared to the same periods in the prior fiscal year.

Product Revenue

Product revenue for the three and six months ended November 30, 2016 was approximately $31,000 and $93,000, as compared to approximately $354,000 and $408,000 for the same period in the prior fiscal year. The table below details product revenue by product line for the three month periods ended November 30, 2016 and 2015 (in thousands, except percentages):

	November 30,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$-	$344	$(344)	(100)%
CADRA	8	10	(2)	(20.0)
Third party products	23	-	23	-
Total	$31	$354	$(323)	(91.2)%

ProductCenter product revenue for the six weeks of the current fiscal quarter prior to the PLM Sale was zero. In the comparable quarter of the prior fiscal year we received several significant expansion orders from existing ProductCenter customers. We believe product revenue activity may have been negatively impacted by the announcement of the PLM Sale on August 24, 2016 through the transaction date as customers delayed purchase decisions until after the transaction.

The table below details product revenue by product line for the six month periods ended November 30, 2016 and 2015 (in thousands, except percentages):

	November 30,
	2016	2015	$ Change	% Change
Product Line
ProductCenter	$20	$378	$(358)	(94.7)%
CADRA	51	21	30	142.9
Third party products	23	9	14	155.6
Total	$94	$408	$(314)	(77.0)%

ProductCenter product revenue for the first quarter of the fiscal year was also below the quarterly run rate. When combined with the cessation of new activity from the PLM Sale announcement, the fiscal 2017 activity was well below expectations and recent product revenue trends for that product line. Minor increases in product revenue from the products we continue to offer through SofTech, Srl, namely CADRA and third party products, improved slightly although the amounts were negligible.

Service Revenue

Our service revenue is composed of annual software maintenance and subscription contracts and consulting revenue generated primarily from our ProductCenter technology. The table below summarizes service revenue by product line for the three months ended November 30, 2016 and 2015, (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$400	$659	$(259)	(39.3)%
Connector	34	57	(23)	(40.4)
CADRA	89	111	(22)	(19.8)
Third party services	83	123	(40)	(32.5)
Total	$606	$950	$(344)	(36.2)%

The decline in service revenue detailed above for the PLM Business was the direct result of the completion of the PLM Sale half way through the current quarter. Service revenue is generated from ongoing maintenance and subscription contracts and consulting projects that were not impacted by the announcement of the PLM Sale in the same way product revenue was impacted. Customers continued to renew their maintenance and subscription orders prior to the expiration at renewal rates comparable to recent renewal rates. The revenue declines for ProductCenter and Connector detailed above are simply the result of only earning half of the quarter’s maintenance and subscription revenue under these arrangements for the quarter ended November 30, 2016. Similarly, consulting revenue is earned as consulting services are performed so the current quarter consulting revenue is for six weeks as compared to twelve weeks in the prior year. The CADRA service revenue decline was due to the general deterioration of this aging technology. The third party service revenue decline was due to the completion of a consulting project at our largest European customer.

The table below summarizes service revenue by product line for the six months ended November 30, 2016 and 2015, (in thousands, except percentages):

	2016	2015	$ Change	% Change
Product Line
ProductCenter	$1,042	$1,366	$(324)	(23.7)%
Connector	98	116	(18)	(15.5)
CADRA	229	215	14	6.5
Third party services	103	180	(77)	(42.8)
Total	$1,472	$1,877	$(405)	(21.6)%

Maintenance and subscription revenue was approximately $405,000 and $1,087,000 for the three and six month periods ended November 30, 2016, as compared to $657,000 and $1,304,000 for the same period in the prior fiscal year. Consulting revenue for the three and six months ended November 30, 2016 was $201,000 and $385,000 as compared to $293,000 and $573,000 for the comparable periods in the prior year. The most significant factor in the three and six month changes in revenue was the PLM Sale at the mid-point of the second quarter of fiscal 2017.

Gross Margin

Gross margin as a percentage of revenue was 63.1% and 62.1% for the three and six month periods ended November 30, 2016, respectively, as compared to 66.0% and 62.8% in the same periods in the prior fiscal year. Gross margin on product revenue was 32.3% and 37.6% for the three and six months ended November 30, 2016, respectively, as compared to 95.2% and 88.7% for the same periods in the prior fiscal year. Gross margin on service revenue was 64.7% and 63.4% for the three and six months ended November 30, 2016, respectively, as compared to 55.2% and 57.2% for the same periods in the prior fiscal year.

Product revenue in fiscal 2017 was primarily composed of technologies we distribute on behalf of third party technology providers. Generally we offer these solutions at margins between 30% and 40%. The product revenue in fiscal 2016 was composed primarily of our own technology which carries gross margins of about 95%.

Gross margin on service revenue increased in fiscal 2017 as compared to the prior fiscal year because our consulting revenue in the prior fiscal year included services we subcontracted to domain experts for a significant project. The gross margin on this subcontracted work was about 15% which reduced our overall gross margin on service revenue during the project. That subcontract work diminished in fiscal 2017 relative to the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $74,000 and $205,000 for the three and six month periods ended November 30, 2016, respectively, as compared to approximately $137,000 and $291,000 in the comparable periods in the prior fiscal year. During the three and six month period ended November 30, 2016 approximately $133,000 and $217,000 of software development costs related to the development of new products were capitalized. During the three and six month period ended November 30, 2015, approximately $113,000 and $231,000 of software development costs related to the development of new products were capitalized.

The decline in research and development expenses in the three and six month periods ended November 30, 2016 as compared to the same period in the prior fiscal year is due entirely to the PLM Sale at the mid-point of the second quarter of fiscal year 2017.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $540,000 and $1,136,000 for the three and six month periods ended November 30, 2016, respectively, as compared to approximately $634,000 and $1,233,000 for the comparable periods in the prior fiscal year.

Gain on sale of product line

During the quarter ended November 30, 2016, the Company completed the PLM Sale and recorded a gain of approximately $2.8 million. The gain was composed of the $3.25 million purchase price and the assumption by the buyer of approximately $1.0 million in support services obligations. This was partially offset by the assets sold in the transaction, the non-cash expenses related to goodwill that were written off and transaction related expenses which in the aggregate totaled approximately $1.5 million.

The Company has determined that the two additional contingent payments have a fair value of zero as of November 30, 2016 because the PLM Revenue for those periods cannot be reasonably estimated to exceed the minimum threshold required to earn a contingent payment in either period. If the actual revenue for PLM product lines exceeds the minimal threshold and contingent payments are earned, the Company will record such amounts due when the amounts are known.

Interest Expense

Interest expense for the three and six month periods ended November 30, 2016 was approximately $16,000 and $42,000, respectively, as compared to approximately $28,000 and $41,000, for the comparable periods in the prior fiscal year. The payoff of all outstanding debt upon completion of the PLM Sale accounts for the decline in interest expense for the three month period ended November 30, 2016 as compared to the same period in the prior fiscal year. The Company had increased its borrowing during the first quarter of fiscal 2017 to meet its working capital requirements.

Net Income (Loss)

The net income for the three and six month periods ended November 30, 2016 was approximately $2,576,000 and $2,393,000 or $3.10 and $2.76 per share, respectively, as compared to net losses of approximately ($22,000) and ($196,000) or ($0.02) and ($.22) per share for the comparable periods in the prior fiscal year. The Company repurchased 150,000 shares that were subject to a put arrangement during the current fiscal quarter which reduced the weighted average shares outstanding.

Liquidity and Capital Resources

During the six month period ended November 30, 2016 the net cash used in operating activities totaled approximately $635,000 as compared to approximately $514,000 in the comparable prior period. Net income for the first six months of the current fiscal year adjusted for non-cash expenditures and the substantial gain from the PLM Sale used approximately $391,000 as compared to approximately $22,000 in the comparable prior period. The net change in current assets and liabilities used $244,000 during the six month period ended November 30, 2016 composed primarily of a reduction in the deferred maintenance liability partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by investing activities for the six months ended November 30, 2016 was approximately $2.7 million composed of cash proceeds from the PLM Sale of $2.9 million partially offset by capitalized software development costs of $217,000. In the same period in the prior fiscal year, investing activities used $253,000 primarily composed on capitalized software development costs.

Net cash used by financing activities for the six months ended November 30, 2016 totaled approximately $1.9 million composed primarily of the repurchase of 150,000 shares under Repurchase Agreement for an aggregate amount of $1,003,000 and the repayment of outstanding debt of $1.25 million in connection with the completion of the PLM Sale. During the six month period ended November 30, 2016 the Company had borrowed $350,000 under the debt facility that was ultimately repaid. During the six month period ended November 30, 2015, financing activities provided cash of $523,000 primarily related to borrowings under debt agreements and the issuance of 10,000 shares in exchange for $50,000.

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

On August 3, 2015, the Short Term Note was amended again to increase the borrowings from $300,000 to $500,000.

On October 16, 2015, the Short Term Note was amended again to increase the borrowings from $500,000 to $700,000 and to extend the due date from October 10, 2015 to January 10, 2016. On November 30, 2015, the Short Term Note was again amended to increase the borrowings from $700,000 to $754,000.

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

The above described debt facility was fully repaid upon completion of the PLM Sale on October 14, 2016.

EssigPR is owned by Joseph P. Daly, an affiliate of the Company whose beneficial ownership was approximately 19.4% of the Company’s outstanding common stock as of August 24, 2016.  EssigPR is an affiliate of SofTech Group Incorporated, the purchaser of our PLM Business, and each is owned by Joseph P. Daly, a related party of the Company.

BlueVine Capital, Inc.

In September 2015, the Company obtained a credit line of up to $80,000 from BlueVine Capital, Inc. (“BlueVine”). This facility allows for short term advances of up to 85% of the face value of customer invoices that meet certain parameters specified and approved by BlueVine. This facility has not been utilized since December 2015.

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

As detailed in the proxy materials sent to the SofTech shareholders, the signing of the Asset Purchase Agreement with Essig on August 24, 2016 to sell the ProductCenter and Connector technologies provided the Company with necessary capital to both meet the Company’s near term working capital needs, to continue to develop the HomeView technology and to pursue the market opportunity. The Company will need to raise additional capital within the next twelve months to continue this effort.

The Company is currently seeking additional capital to increase both development and sales and marketing resources for the HomeView technology. The development resources will allow for more rapid introduction of planned features. The sales and marketing resources will be focused on the further development of distribution channels in market areas where we believe the HomeView technology is a natural strategic fit.

Capital Requirements for Redeemable Common Stock

Following the closing of the sale of the PLM Business, certain shareholders of the Company have a contractual right to require the Company to repurchase from them up to an aggregate of 70,000 shares of common stock, at an aggregate repurchase price of $490,000, or $7.00 per share, upon the exercise by such shareholders of such put right. Mr. Robert Anthonyson, an executive officer and director of the Company, holds 30,000 of those shares. Such put rights will be exercisable in the second quarter of fiscal years 2017 (with respect to 60,000 of such shares) and 2018 (with respect to 10,000 of such shares). During the three month period ended November 30, 2016, 40,000 of those shares were repurchased in exchange for $280,000 including 20,000 shares owned by Mr. Anthonyson. The Company expects the remaining 30,000 shares to be repurchased within one year.

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

As of the end of the period covered by this report (November 30, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Risks Related to SofTech Following the Sale of the PLM Business

Over the last two fiscal years, the PLM Business we sold to Essig has been responsible for the majority of our revenue and has reduced our losses incurred in the development of HomeView and the operations of SofTech Srl.

The PLM Business was responsible for a majority of our consolidated revenue in fiscal 2016 and 2017. This has been the case since we sold the CADRA Business in October 2013. We retained SofTech Srl, our subsidiary in Italy that is a value added reseller of CAD and PLM technologies and services. However, that entity has incurred operating losses for three consecutive fiscal years. HomeView, our newly released data management solution for the residential property market, is a pre-revenue technology. HomeView and other new product ideas that the management team has interest in pursuing as described in the patent filings over the last few years are speculative in that the products are still in development and the management team may not have the depth of experience required to be successful in those new markets. If we are unable to generate revenue from our remaining businesses or from other sources following the closing of the sale of the PLM Business (the “Asset Sale”), our financial condition will be materially adversely affected and ultimately we may be unable to maintain our operations. The Company is currently seeking additional capital, however, there can be no assurance that such funds will be available.

We have discretion in the use of the net proceeds from the Asset Sale and may not use them effectively.

The cash purchase price for the PLM Business was paid directly to the Company. Our management will have discretion in the application of the net proceeds from the Asset Sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value. We currently intend to utilize the net proceeds from the sale of the PLM Business to launch the HomeView product and for other working capital purposes. The Company’s Board of Directors will also continue to evaluate other activities aimed at enhancing shareholder value, including potentially share buybacks, dividends, merger, acquisitions and/or other targeted investments. The Company is currently seeking additional capital, however, there can be no assurance that such funds will be available.

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

Certain employees of our PLM Business who were hired by Essig in connection with the Asset Sale have provided their expertise to the development and launch of HomeView. Essig has agreed to make those employees available to us on a part-time basis for a 12-month transition period following the closing of the Asset Sale at agreed-upon rates. These functions provided by these employees include quality assurance testing of the code, customer support and marketing.

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

Since the Recapitalization Transaction, the closing stock price has fluctuated significantly. A contributing factor to the price fluctuation is the low average daily volume, which over the last three fiscal years has averaged fewer than 1,000 shares per day. Given the lack of market makers in the stock and the low demand, a shareholder’s attempt to sell a large number of shares relative to the average daily volume in a short period of time will likely have a material negative impact on the share price.

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

As of November 30, 2016, the three members of our board of directors beneficially owned approximately 32.4% of our outstanding shares and two other shareholders together beneficially own approximately 22.5% of outstanding shares. This concentration of ownership could significantly influence all matters requiring shareholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other shareholders. Accordingly, this concentration of ownership may harm the market price of our common stock. In addition, the interest of our significant shareholders may not always coincide with the interest of the Company’s other shareholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other shareholders.

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

SOFTECH, INC.

Date: January 17, 2017	/s/ Joseph P. Mullaney
Joseph P. Mullaney
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
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

10.25	Amendment No. 8 Term Loan Agreement by and between SofTech, Inc. and EssigPR, Inc. dated August 30, 2016, 2016, filed herewith.
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